Form 10-K
period 2016-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2017-03-23
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 001-37949

Innovative Industrial Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17190 Bernardo Center Drive, San Diego, CA 92128	(858) 997-3332
(Address of principal executive offices)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐  NO ☑

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES ☐  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐  NO ☑

As of June 30, 2016, the last day of the Registrant's most recently completed second fiscal quarter, there was no public market for the Registrant's common stock. The Registrant's common stock began trading on the New York Stock Exchange on December 1, 2016. As of March 22, 2017, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $54.1 million, based on the closing price of the Registrant's common stock on March 22, 2017.

As of March 22, 2017 there were 3,525,564 outstanding shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innovative Industrial Properties, Inc.'s Proxy Statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-K – ANNUAL REPORT

DECEMBER 31, 2016

Cautionary Statement Regarding Forward-Looking Statements

We make statements in this report that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	our business and investment strategy;
•	our projected operating results;
•	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
•	availability of suitable investment opportunities in the medical-use cannabis industry;
•	concentration of our expected portfolio of assets and limited number of expected tenants;
•	our understanding of our competition and our expected tenants' alternative financing sources;
•	the estimated growth in the medical-use cannabis market;
•	the demand for medical-use cannabis cultivation and processing facilities;
•	the expected medical-use or adult-use cannabis legalization in certain states;
•	shifts in public opinion regarding medical-use cannabis;
•	the state of the U.S. economy generally or in specific geographic areas;
•	economic trends and economic recoveries;
•	our ability to access equity or debt capital;
•	financing rates for our target assets;
•	our expected leverage;
•	changes in the values of our assets;
•	our expected portfolio of assets;
•	our expected investments;
•	interest rate mismatches between our target assets and our borrowings used to fund such investments;
•	changes in interest rates and the market value of our target assets;
•	rates of default on leases for our target assets;
•	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;
•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•	our ability to qualify as a real estate investment trust, or REIT, and, once qualified, maintain our qualification as a REIT for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, or the Investment Company Act;
•	availability of qualified personnel; and
•	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A, "Risk Factors."

Market data and industry forecasts and projections used in this Annual Report on Form 10-K have been obtained from independent industry sources. Forecasts, projections and other forward-looking information obtained from such sources are subject to similar qualifications and uncertainties as other forward-looking statements in this report.

PART I

ITEM 1. BUSINESS

General

 As used herein, the terms "we", "us", "our" or the "Company" refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership, or our Operating Partnership.

We are a self-advised Maryland corporation focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We lease and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance. We were incorporated in Maryland on June 15, 2016, and we intend to elect and to operate our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes, beginning with our taxable year ending December 31, 2017. As of December 31, 2016, we had five full-time employees. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership.

Our co-founder and executive chairman, Alan Gold, is a 30-year veteran of the real estate industry, including co-founding two NYSE-listed REITs: BioMed Realty Trust, Inc. (formerly NYSE: BMR), or BioMed Realty, a REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry; and Alexandria Real Estate Equities, Inc. (NYSE: ARE), or Alexandria Real Estate, an urban office REIT focused on collaborative science and technology campuses. Our senior management team has significant experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets.

We completed our initial public offering on December 5, 2016, issuing an aggregate of 3,350,000 shares of common stock and receiving approximately $61.1 million of net proceeds.

On December 19, 2016, we completed the acquisition of a 127,000 square foot industrial property, or our Initial Property, located in New York, which we purchased from PharmaCann LLC, or PharmaCann, for approximately $30.0 million in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with PharmaCann, as tenant, pursuant to which PharmaCann is responsible for paying for all structural repairs, maintenance expenses, insurance and taxes related to our Initial Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The initial base rent of the PharmaCann lease is approximately $319,580 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the consumer price index, or CPI. The lease also provides that we receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month. Together, the annualized initial base rent, property management fee and supplemental base rent equate to approximately 17.2% of the purchase price of our Initial Property. At December 31, 2016, we owned only our Initial Property.

We currently anticipate that the average size of additional future real estate acquisitions will range from $5 million to $30 million and will involve between 25,000 and 150,000 square feet of space. As of March 22, 2017, we had identified and were in various stages of reviewing approximately $120 million of additional potential properties for acquisition, which amount is estimated based on sellers’ asking prices for the properties, ongoing negotiations with sellers, our assessment of the values of such properties after taking into account the current and expected lease revenue, operating history, age and condition of the property, and other relevant factors. There can be no assurance that we will consummate the acquisition of any of the properties in our current acquisition pipeline on the terms anticipated, or at all.

In January 2017, we amended and restated our charter to reclassify all of the shares of our Class A common stock, par value $0.001 per share, and Class B common stock, par value $0.001 per share, to common stock, par value $0.001 per share. Immediately prior to the effectiveness of the amended and restated charter, there were no shares of Class B common stock outstanding, as all shares of Class B common stock previously outstanding were redeemed by us for $0.001 per share (par value) and cancelled immediately before our initial public offering in December 2016. The reclassification of the shares of our Class A common stock had no impact on the voting powers, preferences, rights and qualifications, limitations and restrictions of such shares. There were also no changes to the ticker symbol or the CUSIP number of our common stock.

Our principal offices are located at 17190 Bernardo Center Drive, San Diego, California 92128. Our telephone number at that location is (858) 997-3332. Our website is located at www.innovativeindustrialproperties.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter.

Market Opportunity

The Industrial Real Estate Sub-Market

The industrial real estate sub-market recently has performed well, with vacancies in several markets at historical lows. According to Colliers, the U.S. industrial property vacancy rate declined to 5.6% in the fourth quarter of 2016, the lowest vacancy rate on record. Over 302 million square feet of industrial real estate was absorbed in 2016, which resulted in increased asking rental rates for the 14th consecutive quarter, according to Colliers.

We believe this supply/demand dynamic creates significant opportunity for owners of industrial facilities, particularly those focused on niche categories, as options are limited for tenants requiring specialized buildings. We intend to capitalize on this opportunity by purchasing specialized industrial properties, including buildings that are critical to the medical-use cannabis industry.

The Regulated Medical-Use Cannabis Industry

Overview

We believe that a convergence of changing public attitudes and increased legalization momentum in various states toward regulated medical-use cannabis creates an attractive opportunity to invest in the industrial real estate sector with a focus on regulated medical-use cannabis facilities. We also believe that the increased sophistication of the regulated medical-use cannabis industry and the development of strong business, operational and compliance practices have made the sector more attractive for investment. Increasingly, state-licensed, medical-use cannabis cultivation and processing facilities are becoming sophisticated business enterprises that use state-of-the-art technologies and well-honed business and operational processes to maximize product yield and revenues. Additionally, medical-use cannabis growers and dispensers have developed a growing portfolio of products into which they are able to incorporate legal medical-use cannabis in a safe and appealing manner.

In the United States, the development and growth of the regulated medical-use cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a doctor's recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson's disease, Alzheimer's, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2016, 29 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis.

We believe that the following conditions, which are described in more detail below, create an attractive opportunity to invest in industrial real estate assets that support the regulated medical-use cannabis industry:

•	significant industry growth in recent years and expected continued growth;

•	a shift in public opinion and increasing momentum toward the legalization of medical-use cannabis under state law;
•	the federal government's current policy toward medical-use cannabis-related activities that are legal under state law; and
•	limited access to capital by industry participants in light of risk perceived by financial institutions of violating federal laws and regulatory guidelines for offering banking services to cannabis-related businesses.

Industry Growth and Trends

According to ArcView, sales of legal cannabis in North America grew to $6.9 billion in 2016, up 34% from 2015, of which approximately $5.1 billion consisted of medical-use sales.

According to the Marijuana Policy Project, a non-profit organization focused on effecting cannabis policy reform, as of January 3, 2017, an estimated 1.4 million people used or were registered to use legalized medical cannabis. As the industry continues to evolve, new ways to consume medical-use cannabis are being developed in order for patients to have the treatment needed for their condition in a safe and appealing manner. In addition to smoking and vaporizing of dried leaves, cannabis can be incorporated into a variety of edibles, spray products, transdermal patches and topicals, including salves, ointments, lotions and sprays with no psychoactive effects.

As with any nascent but growing industry, operational and business practices evolve and become more sophisticated over time. We believe that the quality and experience of industry participants and the development of sound business, operational and compliance practices have reached a turning point that makes the regulated medical-use cannabis industry attractive for investment at this time.

Shifting Public Attitudes and State Law and Legislative Activity

We believe that the growth of the regulated medical-use cannabis industry has been fueled by changing public attitudes in the United States. A 2016 poll by Quinnipiac University found that 89% of Americans support patient access to medical-use cannabis, if recommended by a doctor. This follows the 2015 poll by Harris, which found 81% of Americans support the legalization of cannabis for medical use. Driven in part by this shift in public opinion, three additional states, Florida, Arkansas and North Dakota, voted to legalize medical-use cannabis in November 2016. Anticipated expansion of the market opportunity to these states could be significant.

As of December 31, 2016, 29 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2016.

Following the approval of medical-use cannabis, state programs must be developed and businesses must be licensed before commencing cannabis sales. Some states have developed the necessary procedures and licensing requirements quickly, while other states have taken years to develop their programs for production and sales of cannabis. According to Marijuana Business Daily, the average amount of time that elapsed between the legalization of medical-use cannabis sales and the opening of the first dispensaries in six states that recently commenced sales was 27 months. Also, according to Marijuana Business Daily, there are signs of industry maturation, and states are increasingly demonstrating an ability to efficiently and quickly establish regulatory frameworks following legalization.

Even where regulatory frameworks for medical-use cannabis production and sales are in place, states tend to revise these rules over time. These revisions often impact sales, making it difficult to predict the potential of new markets. States may restrict the number of medical-use cannabis businesses permitted, limit the medical conditions that are eligible for cannabis treatment or require registration of doctors and/or patients, each of which can limit growth of the medical-use cannabis industry in those states. Alternatively, states may relax their initial regulations relating to medical-use cannabis production and sales, which would likely accelerate growth of the medical-use cannabis industry in such states.

The Federal Legal Landscape

Cannabis is classified as a Schedule I controlled substance by the Drug Enforcement Agency, or DEA, and the U.S. Department of Justice with no medical use, and therefore it is illegal to grow, possess and consume cannabis under federal law. The Controlled Substances Act of 1910, or CSA, bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. That means that the federal government has the option of enforcing U.S. drug laws, creating a climate of legal uncertainty regarding the production and sale of medical-use cannabis. Although the CSA's basic prohibition remains in force, the U.S. Department of Justice has issued memoranda characterizing enforcement of federal cannabis prohibitions under the CSA as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. In such instances, the U.S. Department of Justice instructs federal prosecutors that enforcement of state law by state and local law enforcement should remain the primary means of addressing cannabis-related activity, including cultivation and distribution of cannabis. Congress has also enacted an omnibus spending bill including a provision prohibiting the U.S. Department of Justice (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, is effective only until April 28, 2017 and must be renewed by Congress. There is also no assurance that the new administration under President Trump does not modify its position on the enforcement of federal cannabis prohibitions. See "— Government Regulation" below.

Cannabis reform has gained the support of a bipartisan coalition of members of Congress, some of whom have introduced legislation on various reform-related topics. Certain proposed legislation introduced into the 115th Congress is summarized below. If passed, this legislation would address certain conflicts existing between state and federal law. In addition, there is no assurance that any of these proposals will be approved, that the funds prohibition will be renewed or that the U.S. Department of Justice's enforcement position will not change.

•	H.R. 331 — The States' Medical Marijuana Property Rights Protection Act. The bill denies federal officials from using civil forfeiture laws against owners of properties that have been leased to cannabis dispensaries and other operations that are in compliance with state medical-use cannabis laws.
•	H.R. 714 — Legitimate Use of Medicinal Marijuana Act. H.R. 714 reschedules cannabis from Schedule I to Schedule II of the CSA. The bill also allows physicians to prescribe cannabis for medical-use in compliance with state medical-use cannabis laws, and that provisions of the CSA and Food, Drug and Cosmetics Act of 1938 shall not interfere with such state laws.
•	H.R. 715 — The Compassionate Access Act. H.R. 715 directs the U.S. Department of Health and Human Services to submit a recommendation to the DEA that it transfer cannabis from Schedule I to another controlled substances schedule under the CSA. The bill also excludes cannabidiol (CBD) from coverage under the CSA, amends the CSA to allow states to set medical-use cannabis laws and sets procedures to allow for more comprehensive medical research.
•	H.R. 975 — The Respect State Marijuana Laws Act. H.R. 975 codifies in federal law the current position of the U.S. Department of Justice refraining from prosecuting participants in state-authorized cannabis programs under the CSA. The law amends the CSA by excepting from federal law persons that operate in compliance with state cannabis laws.
•	H.R. 1227 — Ending Federal Marijuana Prohibition Act of 2017. H.R. 1227 de-schedules marijuana from the CSA, but prohibits shipments of cannabis across state lines.

Access to Capital

To date, the status of medical-use cannabis under federal law has significantly limited the ability of state-licensed industry participants to fully access the U.S. banking system and traditional financing sources. These limitations, when combined with the high costs of maintaining licensed and stringently regulated medical-use cannabis facilities (including meeting extensive zoning requirements), substantially increase the cost of production. While we anticipate that future changes in federal and state laws may ultimately open up financing options that have not been available to date in this industry, we believe that such changes, if they do occur, will take time, thereby creating an opportunity over the next few years to provide our sale-leaseback and other real estate solutions to state-licensed industry participants that have limited access to traditional financing sources.

Market Opportunity and Associated Risks

We focus on purchasing specialized industrial facilities, including medical-use cannabis facilities of state-licensed growers, with emphasis on properties that we believe also have potential for long-term appreciation in value. We believe that our sale-leaseback and other real estate solutions offer an attractive alternative to licensed cultivators who have limited access to traditional financing alternatives. We intend to acquire medical-use cannabis facilities in states that permit medical-use cannabis cultivation.

Notwithstanding the foregoing market opportunity and trends, and despite legalization at the state level, we continue to believe that the current state of federal law creates significant uncertainty and potential risks associated with investing in medical-use cannabis facilities, including but not limited to potentially heightened risks related to the use of such facilities for adult-use cannabis operations, if a state passes such laws. For a more complete description of these risks, see the sections "Risks Related to Regulation" and "Business — Governmental Regulation" under Item 1A, "Risk Factors."

Our Competitive Strengths

We believe that we have the following competitive strengths:

•	The Experience of Our Co-Founder and Executive Chairman and Our Senior Management Team. Mr. Gold and our senior management team have substantial experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets. In particular, in August 2004, Mr. Gold and Gary Kreitzer, vice chairman of our board of directors, founded BioMed Realty (formerly NYSE: BMR), an internally-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry, an industry they believed to be underserved by commercial property investors and lenders and poised for significant growth. According to public filings with the SEC, during their tenure at BioMed Realty, Messrs. Gold and Kreitzer oversaw the growth of the company's portfolio of life science and laboratory real estate from 30 buildings with approximately 2.4 million rentable square feet at the time of the initial public offering in 2004 to 196 buildings with approximately 18.9 million rentable square feet as of January 2016. Although Messrs. Gold and Kreitzer, along with the other members of our senior management team, have a demonstrated track record for evaluating and investing in real estate, they have also experienced significant challenges at times, particularly during the economic downturn from 2008 through 2010, which saw rising capitalization rates and a corresponding decline in the net asset value of BioMed Realty. As a result, certain investors, depending on the timing of their investments and holding periods, may not have earned positive returns on their investments in the company. In early 2016, an affiliate of The Blackstone Group L.P. purchased BioMed Realty in a transaction valued at approximately $8 billion (including indebtedness that was paid or assumed at the closing).
•	Focus on Recurring and Dependable Revenue. Our business strategy focuses on acquiring real estate assets from and entering into long-term, triple-net leasing arrangements with licensed medical-use cannabis cultivators, which we believe will support a recurring and dependable revenue base from our properties.
•	Focus on Underserved Industry with Less Competition. Our focus on specialized industrial real estate assets leased to tenants in the regulated medical-use cannabis industry may result in significantly less competition from existing REITs and institutional buyers due to the unique nature of the real estate and its tenants. Moreover, we believe the banking industry's general reluctance to finance owners of medical-use cannabis facilities, coupled with the owners' need for capital to fund the growth of their operations, will result in significant opportunities for us to acquire specialized industrial properties that provide stable and increasing rental revenue along with the potential for long-term appreciation in value.
•	Positive Medical-Use Cannabis Industry Trends. Based on the growth projections for the medical-use cannabis industry, we expect to see significant spending by state-licensed medical-use cannabis cultivators on their existing and new medical-use cannabis facilities.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale. Our primary strategy to achieve our business objective is to acquire and own a portfolio of specialized industrial properties, including medical-use cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated medical-use cannabis industry. This strategy includes the following components:

•	Owning Specialized Industrial Properties and Related Real Estate Assets for Income. We primarily intend to acquire medical-use cannabis facilities from licensed growers who will continue their cultivation operations after our acquisition of the property. We expect to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.
•	Owning Specialized Industrial Properties and Related Real Estate Assets for Appreciation. We primarily intend to lease our acquired properties under long-term triple-net leases. However, from time to time, we may elect to sell one or more properties if we believe it to be in the best interests of our stockholders. Accordingly, we will seek to acquire properties that we believe also have potential for long-term appreciation in value.
•	Expanding as Additional States Permit Medical-Use Cannabis Cultivation and Production. We intend to acquire properties in the United States, with a focus on states that permit cannabis cultivation for medical use. We expect that our acquisition opportunities will continue to expand as additional states legalize medical-use cannabis and license new cultivators.

Our Target Markets

Our target markets include states that permit cannabis cultivation for medical use. As of December 31, 2016, we owned only our Initial Property, a medical-use cannabis cultivation and processing facility, in New York. According to ArcView, as of December 31, 2016, 29 states and the District of Columbia had legalized cannabis for medical use. These states and the District of Columbia had a population of over 200 million people as of July 1, 2015, according to the U.S. Census Bureau.

Although these states have approved the medical use of cannabis, the applicable state and local laws and regulations vary widely. For example, most states' laws allow commercial production and sales through dispensaries and set forth rigorous licensing requirements; in other states the licensing rules are unclear. In some states, dispensaries are mandated to operate on a not-for-profit basis. Some states permit home cultivation activities. The states also differ on the form in which cannabis can be sold. For example, some states do not permit cannabis-infused products such as concentrates, edibles and topicals, while other states ban smoking cannabis.

It is expected that new states that entered the marketplace in 2016, in addition to states that are in the process of developing regulations in anticipation of entering the marketplace, may drive industry growth in 2018 and 2019, when medical-use cannabis businesses in such states could begin to generate revenues. Experience shows that it generally takes one to two years for a state to establish regulations and for medical-use cannabis businesses to begin to generate revenue from operations. ArcView's projected increase in legal cannabis sales by 2020 is, in part, attributable to this delay between legalization and revenue generation. In addition, continued development of the regulated medical-use cannabis industry depends upon continued legislative authorization of medical-use cannabis at the state level. Progress in the regulated medical-use cannabis industry, while encouraging, is not assured and any number of factors could slow or halt progress in this area.

Our Target Properties

Generally

We have acquired and intend to continue to acquire specialized industrial real estate assets operated by state-licensed medical-use cannabis growers through sale-leaseback transactions and third-party purchases. In sale-leaseback transactions, concurrently upon closing of the acquisition, we will lease the properties back to the sellers under long-term, triple-net lease agreements. We intend to target properties owned by growers that have been among the top candidates in the rigorous state licensing process and have been granted one or more licenses to operate multiple facilities. Based on our Initial Property and ongoing review of potential acquisitions, indoor cultivation facilities generally appear to have similar shells as standard light industrial buildings. However, based on our diligence, the medical-use cultivation process typically requires a finely tuned environment to achieve consistent high quality and specificity in cannabinoid levels and to maximize yields, which translates into certain capital improvements in the building's infrastructure. These improvements can include enhanced HVAC systems for climate and humidity control, high capacity plumbing systems, specialized lighting systems, and sophisticated building management, cultivation monitoring and security systems. Through this sale-leaseback strategy, we will serve as a source of capital to these licensed medical-use cannabis growers, which will allow them to redeploy their sale proceeds back into their core operations to grow their business and achieve higher returns. In a third-party purchase of a property, we may also fund the necessary tenant improvements through a long-term lease with the identified tenant, which also serves to free up capital for the tenant to reinvest in their business.

Our Initial Property

As of December 31, 2016, we owned only our Initial Property located in New York, which we purchased on December 19, 2016 from PharmaCann for approximately $30.0 million in a sale-leaseback transaction.

Property Description.  Our Initial Property consists of approximately 37 acres of usable land, which includes three buildings comprising approximately 127,000 square feet. Our Initial Property is also expected to support the future development of additional medical-use cannabis cultivation facilities totaling approximately 204,000 additional square feet. PharmaCann, the tenant, is licensed by the state of New York to operate a medical-use cannabis cultivation and processing facility, and has operated such facility at the property since June 2016, when construction of the facility was substantially completed.

Lease Terms.  Upon the closing of the acquisition, we leased 100% of our Initial Property to PharmaCann to operate a medical-use cannabis cultivation and processing facility in compliance with applicable state and local law and in compliance with the terms of the tenant's license from the state of New York. While PharmaCann’s current state license is for medical-use cannabis operations only and adult-use cannabis is not permitted under current New York law, our lease with PharmaCann does not prohibit adult-use cannabis operations at the Initial Property, provided such operations are in compliance with applicable state and local laws. As such, the state of New York may in the future permit adult-use cannabis operations, and PharmaCann may conduct adult-use cannabis operations at the Initial Property, which in turn could expose PharmaCann, us and our Initial Property to different and greater risks, including heightened risks of enforcement of federal laws.

PharmaCann is a start-up business that commenced retail operations in late 2015. PharmaCann secured one of only five licenses granted to date in New York for the cultivation and dispensing of medical-use cannabis. As of December 31, 2016, PharmaCann operated two cultivation and processing facilities and four registered medical-use cannabis dispensaries in Illinois, and one cultivation and processing facility and four registered medical-use cannabis dispensaries in New York.

The lease for our Initial Property is a triple-net lease, with the tenant responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property. The base rent is approximately $319,580 per month, which shall be increased annually at a rate based on the higher of (i) 4% or (ii) 75% of the CPI. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term at a rate of $105,477 per month. Together, the annualized initial base rent, property management fee and supplemental base rent equate to approximately 17.2% of the purchase price of our Initial Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods.

As a start-up business, PharmaCann has not been profitable. During 2017, we expect that PharmaCann will continue to incur losses as its expenses increase in connection with the expansion of PharmaCann's operations. As a result, at least initially, we expect that PharmaCann will make rent payments to us from proceeds from the sale of the property or cash on hand, and not funds from operations.

Tenant Concentration

As of December 31, 2016, substantially all of our revenues were derived from our rent received from PharmaCann at our Initial Property, which was also the only property that we owned as of December 31, 2016. See each of the discussions under Item 1A, "Risk Factors," under the captions "We expect that most of our tenants, including the tenant for our Initial Property, will be start-up businesses and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock," and "Our real estate portfolio currently consists only of one property and will likely be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property."

Geographic Concentration

As of December 31, 2016, substantially all of our revenues were derived from our Initial Property, located in New York. See each of the discussions under Item 1A, "Risk Factors," under the caption "Our properties are, and are expected to continue to be, geographically concentrated in states that permit medical-use cannabis cultivation, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property." New York’s medical-use cannabis market is in its very early stages, and is subject to strict regulations providing for, among other things, limited medical conditions for treatment with medical-use cannabis, limitations on the form in which medical cannabis can be consumed and enhanced registration requirements for patients and physicians, which may result in the New York market not growing and developing in the way that we or our tenant PharmaCann projected. As of March 15, 2017, according to the New York State Department of Health, there were 14,683 patients certified for treatment under the state’s medical-use cannabis program.

Our Financing Strategy

We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock, preferred stock and long-term notes. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that our stock price is at a level that allows for the reinvestment of offering proceeds in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our Company’s focus on serving the medical-use cannabis industry. Our investment guidelines initially provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors' discretion.

Our Leases

The following is a general description of the type of lease we typically expect to enter into with our tenants. The terms and conditions of any actual lease may vary from those described below. If we determine that the terms of a lease at a property, in the context of the entire investment, are favorable to us, we may enter into leases with terms that are substantially different from the terms described below.

We intend to acquire industrial medical-use cannabis facilities and lease them to tenants who are the state-licensed operators of such facilities. While we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants may subsequently cultivate adult-use cannabis in our medical-use cannabis facilities, if permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively medical-use cannabis facilities. While the structure of our leases may vary depending on the type and location of the property, we generally seek to structure our leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. We expect that our lease structure will offer predictability and stability of our expenses, which we believe will help us to achieve stable and consistent cash distributions to our stockholders.

We expect to enter into lease agreements for a term of ten to 15 years with two consecutive five-year renewal options. We expect that the leases will commence concurrent with the closing of our purchase of the property. We may acquire properties and enter into lease agreements with shorter lease terms if the property benefits from an attractive location, if the property is difficult to replace or if the property has other significant and favorable real estate attributes. We also may enter into leases with longer lease terms if we believe the potential investment yield is particularly attractive.

Under most commercial leases, tenants are obligated to pay a predetermined annual base rent on a monthly basis. We expect that our leases will contain annual rent adjustments at the rate based on the higher of (i) a specified percentage rate of increase or (ii) a specified percentage rate of the CPI. The terms of our leases will require that our tenants make rental payments via check or wire transfer. A tenant may experience difficulty curing a default of the manner of payment requirement under our lease due to continued reluctance of banks to accept clients who operate in the medical-use cannabis industry. See the section "We and our tenants may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs" under Item 1A, "Risk Factors."

Generally, our leases will require each tenant to procure, at its expense, commercial general liability insurance. The tenant typically will pay for property insurance covering the structures for the full replacement value and naming the owner as the additional insured on the policy. In addition, we generally expect to obtain loss-of-rent (business interruption) insurance in case of property damage, fire, or other instances which render the property uninhabitable. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to us upon request.

We do not typically expect to permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, generally we expect the terms of such consent to provide that the original tenant will remain fully liable under the lease unless we release that original tenant from its obligations.

Certain properties that we acquire may be subject to ground leases. A ground lease agreement permits a tenant to develop and/or operate a land parcel (property) during the lease period, after which the land parcel and all improvements revert back to the property owner. Under a ground lease, property improvements are owned by the property owner unless an exception is created and all relevant taxes incurred during the lease period are paid for by the tenant. Ground leases typically have a long duration generally ranging from 50 to 99 years with additional extension options.

Risk Management

We purchased our Initial Property for $30 million in December 2016, and expect to purchase an additional two to four properties with the balance of the net proceeds from our initial public offering. We will attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets. However, we will not achieve these long-term targets with the net proceeds of our initial public offering.

We expect that single tenants will occupy our properties pursuant to triple-net lease arrangements in general and, therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We expect that most of our tenants will be start-up businesses that have little or no revenue and, at least initially, will make rent payments to us from the sale proceeds of a sale-leaseback transaction with us or cash on hand. We also expect the success of our tenants, and their ability to make rent payments to us, to significantly depend on the projected growth and development of the applicable state market; as many of these state markets have a very limited history, and other state markets are still forming their regulations, issuing licenses and otherwise establishing the market framework, significant uncertainty exists as to whether these markets will develop in the way that we or our tenants project.

We expect to evaluate the credit quality of our tenants and any guarantors on an ongoing basis by reviewing, where available, the publicly filed financial reports, press releases and other publicly available industry information regarding our tenants and any guarantors. In addition, we will monitor the payment history data for all of our tenants and, in some instances, we intend to monitor our tenants by periodically conducting site visits and meeting with the tenants to discuss their operations. In many instances, we will generally not be entitled to financial results or other credit-related data from our tenants. See the section "Risks Related to Our Business" under Item 1A, "Risk Factors."

Competition

The current market for properties that meet our investment objectives is limited. In addition, we believe finding properties that are appropriate for the specific use of allowing medical-use cannabis growers may be limited as more competitors enter the market, and as medical-use cannabis growers obtain greater access to alternative financing sources, including but not limited to equity and debt financing sources. We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for medical-use cannabis facilities. Several competitors have recently entered the marketplace, including Kalyx Development, Inc., AmeriCann, Inc., Zoned Properties, Cannabis-RX, Inc., The CannaBusiness Group, Inc., MJ Holdings, Inc., MJ Real Estate Investors, Home Treasure Finders, Inc., Advanced Cannabis Solutions, Inc. and Grow Condos, Inc. In some instances, we will be competing to acquire real estate with persons who have no interest in the cannabis industry, but have identified value in a piece of real estate that we may be interested in acquiring.

These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for properties. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical-use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on our common stock. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

Governmental Regulation

Agricultural Regulation

The medical-use cannabis properties that we acquire will be used primarily for cultivation and production of medical-use cannabis and will be subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment, and eminent domain.

Each governmental jurisdiction has its own distinct laws, ordinances and regulations governing the use of agricultural lands. Many such laws, ordinances and regulations seek to regulate water usage and water runoff because water can be in limited supply, as is the case in certain locations including New York, where our Initial Property is located. In addition, runoff from rain or from irrigation is governed by laws, ordinances and regulations from state, local and federal governments. Additionally, if any of the water used on or running off from our properties flows to any rivers, streams, ponds, the ocean or other waters, there may be specific laws, ordinances and regulations governing the amount of pollutants, including sediments, nutrients and pesticides, that such water may contain.

We expect that the properties in our portfolio will, at the time of acquisition, have sources of water, including wells and/or surface water, that will provide sufficient amounts of water necessary for the current operations at each location. However, should the need arise for additional water from wells and/or surface water sources, we may be required to obtain additional permits or approvals or to make other required notices prior to developing or using such water sources. Permits for drilling water wells or withdrawing surface water may be required by federal, state and local governmental entities pursuant to laws, ordinances, regulations or other requirements, and such permits may be difficult to obtain due to drought, the limited supply of available water within the districts of the states in which our properties are located or other reasons.

In addition to the regulation of water usage and water runoff, state, local and federal governments also seek to regulate the type, quantity and method of use of chemicals and materials for growing crops, including fertilizers, pesticides and nutrient rich materials. Such regulations could include restricting or preventing the use of such chemicals and materials near residential housing or near water sources. Further, some regulations have strictly forbidden or significantly limited the use of certain chemicals and materials. Licenses, permits and approvals must be obtained from governmental authorities requiring such licenses, permits and approvals before chemicals and materials can be used at grow facilities. Reports on the usage of such chemicals and materials must be submitted pursuant to applicable laws, ordinances, and regulations and the terms of the specific licenses, permits and approvals. Failure to comply with laws, ordinances and regulations, to obtain required licenses, permits and approvals or to comply with the terms of such licenses, permits and approvals could result in fines, penalties and/or imprisonment.

The use of land for agricultural purposes in certain jurisdictions is also subject to regulations governing the protection of endangered species. When agricultural lands border, or are in close proximity to, national parks, protected natural habitats or wetlands, the agricultural operations on such properties must comply with laws, ordinances and regulations related to the use of chemicals and materials and avoid disturbance of habitats, wetlands or other protected areas.

Because properties we own may be used for growing medical-use cannabis, there may be other additional land use and zoning regulations at the state or local level that affect our properties that may not apply to other types of agricultural uses. For example, New York requires stringent security systems in place at grow facilities, and also require stringent procedures for disposal of waste materials.

As an owner of agricultural lands, we may be liable or responsible for the actions or inactions of our tenants with respect to these laws, regulations and ordinances.

Environmental Matters

Our properties and the operations thereon are subject to federal, state and local environmental laws, ordinances and regulations, including laws relating to water, air, solid wastes and hazardous substances. Our properties and the operations thereon are also subject to federal, state and local laws, ordinances, regulations and requirements related to the federal Occupational Safety and Health Act, as well as comparable state statutes relating to the health and safety of our employees and others working on our properties. Although we believe that we and our tenants are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties and liabilities, including those relating to claims for damages to persons, property or the environment resulting from operations at our properties.

Real Estate Industry Regulation

Generally, the ownership and operation of real properties is subject to various laws, ordinances and regulations, including regulations relating to zoning, land use, water rights, wastewater, storm water runoff and lien sale rights and procedures. These laws, ordinances or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act and its state analogs, or any changes to any such laws, ordinances or regulations, could result in or increase the potential liability for environmental conditions or circumstances existing, or created by tenants or others, on our properties. Laws related to upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of our properties or other impairments to operations, any of which would adversely affect our cash flows from operating activities.

While we would not take over any direct operations of our tenants, our property management activities, to the extent we are required to engage in them due to lease defaults by tenants or vacancies on certain properties, will likely be subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

State Laws Applicable to the Medical-Use Cannabis Industry

In most states that have legalized medical-use cannabis in some form, the growing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing and/or dispensing of medical-use cannabis. For example, New York limits the types of treatable medical conditions, requires registration of both patients and recommending physicians, limits the types of strains that can be grown, sets prices through the State Program Commissioner, requires that a registered pharmacist be on the premises of all dispensaries during hours of operation, and prohibits both flower and edibles. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely. As a result of licensing requirements, if our tenants default under their leases, we may not be able to find new tenants that have the requisite license to engage in the cultivation of medical cannabis on the properties.

Federal Laws Applicable to the Medical-Use Cannabis Industry

Cannabis is a Schedule I controlled substance under the CSA. Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the possession, use, cultivation, and transfer of cannabis remains a violation of federal law. Federal law criminalizing the use of cannabis preempts state laws that legalize its use for medicinal or adult-retail purposes, and therefore strict enforcement of federal law regarding cannabis would likely result in our inability to execute our business plan.

The U.S. Department of Justice, under the Obama administration, has issued memoranda, including the so-called "Cole Memo" on August 29, 2013, characterizing enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. In the "Cole Memo," the U.S. Department of Justice provided guidance to all federal prosecutors indicating that federal enforcement of the CSA against cannabis-related conduct should be focused on eight priorities, which are to prevent: (1) distribution of cannabis to minors; (2) revenue from sale of cannabis to criminal enterprises, gangs and cartels; (3) transfer of cannabis from states where it is legal to states where it is illegal; (4) cannabis activity from being a pretext for trafficking of other illegal drugs or illegal activity; (5) violence or use of firearms in cannabis cultivation and distribution; (6) drugged driving and adverse public health consequences from cannabis use; (7) growth of cannabis on federal lands; and (8) cannabis possession or use on federal property.

In addition, as it did for the fiscal year 2015, Congress enacted an omnibus spending bill for fiscal year 2016 including a provision prohibiting the U.S. Department of Justice (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws, which was further extended to April 28, 2017. This provision, however, is effective only until April 28, 2017 and must be renewed by Congress. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the U.S. Department of Justice from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the U.S. Department of Justice may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants may subsequently cultivate adult-use cannabis in our medical-use cannabis facilities, if permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively medical-use cannabis facilities, including not providing protection under the above Congressional spending provision.

We do not intend to acquire properties from or lease properties to companies whose activities involve or support those enumerated in the Cole Memo, but federal prosecutors have significant discretion in their interpretation of these priorities. Therefore, no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will agree that the activities of our tenant on the property located in such prosecutor's district do not involve those enumerated in the Cole Memo. There is also no guarantee that the current Trump administration or future administrations will not revise the federal enforcement priorities enumerated in the Cole Memo or otherwise choose to strictly enforce the federal laws governing cannabis production or distribution. Any such change in the federal government's current enforcement posture with respect to state-licensed cultivation of medical-use cannabis would result in our inability to execute our business plan and we would likely suffer significant losses with respect to our investment in medical-use cannabis facilities in the United States.

Laws Applicable to Banking for Medical-Use Cannabis Industry

All banks are subject to federal law, whether the bank is a national bank or state-chartered bank. At a minimum, all banks maintain federal deposit insurance which requires adherence to federal law. Violation of federal law could subject a bank to loss of its charter. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which would include any transaction associated with a cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by cannabis-related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.

The Financial Crimes Enforcement Network, or FinCen, issued guidance in February 2014 which clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Concurrently with the FinCen guidance, the U.S. Department of Justice issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCen guidance sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses, including close monitoring of businesses to determine that they meet all of the requirements established by the U.S. Department of Justice, including those enumerated in the Cole Memo. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

As a result, many banks are hesitant to offer any banking services to cannabis-related businesses, including opening bank accounts. While we currently have a bank account, our inability to maintain that account or the lack of access to bank accounts or other banking services in the future, would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges. Similarly, if our proposed tenants are unable to access banking services, they will not be able to enter into triple-net leasing arrangements with us, as our leases will require rent payments to be made by check or wire transfer.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

Available Information

The Company makes available to the public free of charge through its internet website the Company’s Definitive Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the SEC. The Company’s internet website address is www.innovativeindustrialproperties.com.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov.

ITEM IA. RISK FACTORS

Risks Related to Our Business

We were recently formed, have a very limited operating history, and may not be able to operate our business successfully or generate sufficient cash flow to make or sustain distributions to our stockholders.

We were formed on June 15, 2016 and have a very limited operating history. We owned only one property as of December 31, 2016, which is our Initial Property that we purchased for $30 million in a sale-leaseback transaction on December 19, 2016. We are subject to many of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that we will be able to operate our business successfully or profitably, find suitable investments or implement our operating policies. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities for investment, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the medical-use cannabis industry, conditions in the financial markets and economic conditions.

We may suffer from delays in locating suitable investment properties, which could adversely affect the return on our common stock.

Our ability to achieve our investment objectives and to make distributions to our stockholders depends upon our senior management team's ability to identify suitable properties for acquisition and then negotiating and consummating the acquisition and triple-net leasing arrangement. The current market for properties that meet our investment objectives may be limited. We intend to conduct due diligence with respect to each investment and may suffer delays in locating suitable investment opportunities. Until appropriate investment properties can be identified and acquired, we have invested the net proceeds of our initial public offering in interest-bearing short-term investments, including money market accounts and/or funds that are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we seek to achieve from investments in our target assets. Any significant delay in investing the net proceeds of our initial public offering or any future financings would have a material adverse effect on our ability to generate cash flow and make distributions to our stockholders.

As a public company, we are subject to the ongoing reporting requirements under the Exchange Act. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or financial statements of our tenants who have entered into triple-net leasing arrangements with us for a significant portion of our properties. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property. As a result, we may be unable to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our acquisition of suitable properties due to these reporting requirements.

Furthermore, our stockholders will not have the opportunity to evaluate the terms of transactions, the creditworthiness of our tenants or other economic or financial data concerning our acquisition of properties, and our stockholders have to rely entirely on the ability of our senior management team to select suitable and successful investment opportunities. These factors increase the speculative nature of an investment in our common stock.

We own only our Initial Property, and have not entered into binding contracts or commitments to acquire any other specific properties and, therefore, are dependent on PharmaCann until we further diversify our portfolio.

We currently own only our Initial Property, and have not yet committed the balance of the net proceeds of our initial public offering to any other specific medical-use cannabis facilities. As of December 31, 2016, our lease to PharmaCann represented substantially all of our revenues. Lease payment defaults by PharmaCann would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders.

In addition, failure by PharmaCann to comply with the terms of its lease agreement with us could require us to find another lessee for our Initial Property. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our Initial Property. Furthermore, we cannot assure you that we will be able to re-lease the property for the rent we currently receive, or at all, or that a lease termination would not result in our having to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our real estate portfolio currently consists only of our Initial Property and will likely be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

Based on the purchase of our Initial Property, the expected investment size of future investments and our senior management team's experience in the marketplace, we estimate that we will purchase approximately three to five properties with the net proceeds of the initial public offering. However, currently a substantial portion of the net proceeds of the initial public offering is not committed to specific properties and we currently only own one property, our Initial Property.

One consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the value of any single property. Lack of diversification will increase the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Currently, we have invested approximately half of the net proceeds of our initial public offering in one property, which is leased by a tenant, PharmaCann, that recently commenced operations. Any adverse change in the financial condition of PharmaCann, including but not limited to the state medical-use cannabis markets not developing and growing in ways that we or PharmaCann projected, or any adverse change in the political climate regarding medical-use cannabis where our Initial Property is located would subject us to a significant risk of loss.

In addition, because we expect that the additional properties we initially acquire will be geographically concentrated in states that permit medical-use cannabis cultivation, we will be subject to any adverse change in the political or regulatory climate in those states or specific counties where our properties are located, which could adversely affect our properties and our ability to lease properties.

Competition for the acquisition of properties suitable for the cultivation and production of medical-use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the cultivation and production of medical-use cannabis with other entities engaged in agricultural and real estate investment activities, including corporate agriculture companies, cultivators and producers of medical-use cannabis, private equity investors, and other real estate investors (including public and private REITs). We also compete as a provider of capital to medical-use cannabis operators with alternative financing sources to these companies, including both equity and debt financing alternatives. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for properties. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical-use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

Our growth will depend upon future acquisitions of medical-use cannabis facilities, and we may be unable to consummate acquisitions on advantageous terms.

Our growth strategy is focused on the acquisition of specialized industrial real estate assets on favorable terms as opportunities arise. Our ability to acquire these real estate assets on favorable terms is subject to the following risks:

•	competition from other potential acquirers or increased availability of alternative debt and equity financing sources for tenants may significantly increase the purchase price of a desired property;
•	we may not successfully purchase and lease our properties to meet our expectations;
•	we may be unable to obtain the necessary equity or debt financing to consummate an acquisition on satisfactory terms or at all;
•	agreements for the acquisition of properties are typically subject to closing conditions, including satisfactory completion of due diligence investigations, and we may spend significant time and money and divert management attention on potential acquisitions that we do not consummate; and
•	we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, against the former owners of the properties.

Our failure to consummate acquisition on advantageous terms without substantial expense or delay would impede our growth and negatively affect our results of operations and our ability to generate cash flow and make distributions to our stockholders.

There may only be a limited number of medical-use cannabis facilities operated by suitable tenants available for us to acquire, which could adversely affect the return on our common stock.

We target medical-use cannabis facilities for acquisition and leasing to licensed growers under triple-net lease agreements. We also target properties owned by growers that have been among the top candidates in the rigorous state licensing process and have been granted one or more licenses to operate multiple facilities. In light of the current regulatory landscape regarding medical-use cannabis, including but not limited to, the rigorous state licensing processes, limits on the number of licenses granted in certain states and in counties within such states, zoning regulations related to medical-use cannabis facilities, the inability of potential tenants to open bank accounts necessary to pay rent and other expenses and the ever-changing federal and state regulatory landscape, we may have only a limited number of medical-use cannabis facilities available to purchase that are operated by licensees that we believe would be suitable tenants. These tenants may also have increased access to alternative equity and debt financing sources, which may limit our ability to negotiate leasing arrangements that meet our investment criteria. Our inability to locate suitable investment properties and tenants would have a material adverse effect on our ability to generate cash flow and make distributions to our stockholders.

We expect that most of our tenants, including the tenant for our Initial Property, will be start-up businesses and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock.

We expect that single tenants will occupy our properties and, therefore the success of our investments will be materially dependent on the financial stability of these tenants. We expect that our future tenants will be independent medical-use cannabis cultivation operators about which there is generally little or no publicly available operating and financial information. As a result, we will rely on our management team to perform due diligence investigations of our potential tenants and their properties, operations and prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations. As a result it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our cash available for distributions.

We expect that most of our tenants, including the tenant for our Initial Property, will be start-up businesses that have little or no revenue when they enter triple-net leasing arrangements with us and therefore, may be unable to pay rent with funds from operations. For example, PharmaCann, the tenant for our Initial Property, is not profitable and has experienced losses since inception. As a result, we expect that our tenants (including PharmaCann) will make initial rent payments to us from proceeds from the sale of the property, in the case of sale-leaseback transactions, or other cash on hand.

In addition, in general, as start-up businesses, we expect our tenants will be more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries and will have limited access to traditional forms of financing. The success of our tenants, including PharmaCann, will also heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework. For example, New York’s medical-use cannabis market is in its very early stages, and is subject to strict regulations providing for, among other things, limited medical conditions for treatment with medical-use cannabis, limitations on the form in which medical cannabis can be consumed and enhanced registration requirements for patients and physicians, which may result in the New York market not growing and developing in the way that we or our tenant PharmaCann projected. As of March 15, 2017, according to the New York State Department of Health, there were 14,683 patients certified for treatment under the state's medical-use cannabis program.

In our evaluation of our lease with PharmaCann at our Initial Property, we determined to record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from PharmaCann due to their lack of operating history (see the section entitled "Critical Accounting Policies — Revenue Recognition and Accounts Receivable" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information).

Some of our tenants may also be subject to significant debt obligations. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their business plans or prospects, the regulatory environment in which they operate or in general economic conditions. In addition, the payment of rent and debt service may reduce the working capital available to tenants for the start-up phase of their business. Furthermore, we may be unable to monitor and evaluate tenant credit quality on an on-going basis.

In addition, many states issue licenses for medical-use cannabis operations for a limited time period, which must be renewed periodically, including for PharmaCann at our Initial Property in New York. If one or more of our tenants is unable to renew or otherwise maintain its license, or if it is unable to renew or otherwise maintain other requisite authorizations on state and local levels for business operations, that tenant will not be able to operate its business, and may default on its lease payments to us.

Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of medical-use cannabis cultivation and production facilities are generally subject to extensive state licensing requirements. Furthermore, we will not operate any of the facilities that we purchase.

We acquired our Initial Property, and may acquire other properties, "as-is," which increases the risk of an investment that requires us to remedy defects or costs without recourse to the prior owner.

We acquired our Initial Property, and may acquire other real estate properties, "as is" with only limited representations and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. There may also be environmental conditions associated with properties we acquire of which we are unaware despite our diligence efforts. In particular, medical-use cannabis facilities may present environmental concerns of which we are not currently aware. If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. As a result, if defects in the property (including any building on the property) or other matters adversely affecting the property are discovered, including but not limited to environmental matters, we may not be able to pursue a claim for any or all damages against the property seller. Such a situation could harm our business, financial condition, liquidity and results of operations.

Our properties are, and are expected to continue to be, geographically concentrated in states that permit medical-use cannabis cultivation, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property.

We expect that the properties that we initially acquire will be geographically concentrated in states that permit medical-use cannabis cultivation. Our Initial Property, which is the only property we owned as of December 31, 2016, is located in New York. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

•	the responsibility of complying with multiple and likely conflicting state and federal laws in the United States, including with respect to cultivation and distribution of medical-use cannabis, licensing, banking and insurance;
•	difficulties and costs of staffing and managing operations;

•	unexpected changes in regulatory requirements and other laws;
•	potentially adverse tax consequences;
•	the state medical-use cannabis market fails to develop and grow in ways that we or our tenants projected;
•	the impact of national, regional or state specific business cycles and economic instability; and
•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

Because our real estate investments will consist of primarily industrial properties suitable for cultivation and production of medical-use cannabis, our rental revenues will be significantly influenced by demand for these facilities generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties will consist of industrial properties used in the regulated medical-use cannabis industry, we will be subject to risks inherent in investments in a single industry. A decrease in the demand for medical-use cannabis cultivation facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for medical-use cannabis cultivation facilities has been and could be adversely affected by changes in current favorable state or local laws relating to cultivation and production of medical-use cannabis or any change in the federal government's current enforcement posture with respect to state-licensed cultivation of medical-use cannabis, among others. To the extent that any of these conditions occur, they are likely to affect demand and market rents for medical-use cannabis cultivation facilities, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to you. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our medical-use cannabis cultivation facilities.

If our properties' access to adequate water and power supplies is interrupted, it could harm our ability to lease the properties for medical-use cannabis cultivation and production, thereby adversely affecting our ability to generate returns on our properties.

In order to lease the properties that we intend to acquire, these properties will require access to sufficient water and power to make them suitable for the cultivation and production of medical-use cannabis. Although we expect to acquire properties with sufficient access to water, should the need arise for additional wells from which to obtain water, we would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water in areas where we expect to acquire properties. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary in order to retain this water. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for the cultivation and production of medical-use cannabis would be seriously impaired, which would have a material adverse impact on the value of our assets and our results of operations.

Historically, states that have legalized medical-use cannabis cultivation have typically required that such cultivation take place indoors. Indoor cultivation of medical-use cannabis requires significant power for growing lights and ventilation and air conditioning to remove the hot air generated by the growing lights. While outdoor and greenhouse cultivation is gaining acceptance in many states with favorable climates for such growth, we expect that a significant number of our properties will continue to utilize indoor cultivation methods. Any extended interruption of the power supply to our properties, particularly those using indoor cultivation methods, would likely harm our tenants' crops, which could result in their inability to make lease payments to us for our properties. Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders.

Some of our tenants could be susceptible to bankruptcy, which would affect our ability to generate rents from them and therefore negatively affect our results of operations.

In addition to the risk of tenants being unable to make regular rent payments, certain of our tenants who may depend on debt could be especially susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their debt. Any bankruptcy of one of our tenants would result in a loss of lease payments to us, as well as an increase in our costs to carry the property.

Additionally, under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing ("assuming") or giving up ("rejecting") any unexpired lease of non-residential real property. If a bankrupt tenant decides to give up (reject) a lease with us, any claim we might have for breach of the lease, excluding a claim against (1) collateral securing the lease, or (2) a guarantor guaranteeing lease obligations, would be treated as a general unsecured claim in the tenant's bankruptcy case. The laws governing bankruptcy cases would impact the treatment of our general unsecured claim. Our claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year of lease payments or 15% of lease payments payable under the remaining term of the lease, but in no case more than three years of lease payments. In addition to the cap on our damages for breach of the lease, even if our claim is timely submitted to the bankruptcy court, there is no guaranty that the tenant's bankruptcy estate would have funds to satisfy the claims of general unsecured creditors. Finally, a bankruptcy court could re-characterize a net lease transaction as a disguised secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. This would mean our claim in bankruptcy court could be limited to the amount we paid for the property, which could adversely impact our financial condition.

Our real estate investments will consist of primarily industrial properties suitable for cultivation and production of medical-use cannabis, which may be difficult to sell or re-lease upon tenant defaults or early lease terminations, either of which would adversely affect returns to stockholders.

While our business objectives consist of principally acquiring and deriving rental income from industrial properties used in the regulated medical-use cannabis industry, we expect that at times we will deem it appropriate or desirable to sell or otherwise dispose of certain properties we own. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity could limit our ability to quickly dispose of properties in response to changes in regulatory, economic or other conditions. Therefore, our ability at any time to sell assets may be restricted and this lack of liquidity may limit our ability to make changes to our portfolio promptly, which could materially and adversely affect our financial performance. We cannot predict the various market conditions affecting the properties that we expect to acquire that will exist in the future. Due to the uncertainty of regulatory and market conditions which may affect the future disposition of the real estate assets we expect to acquire, we cannot assure you that we will be able to sell these assets at a profit in the future. Accordingly, the extent to which we will realize potential appreciation on the real estate investments we expect to acquire will depend upon regulatory and other market conditions. In addition, in order to qualify as a REIT and maintain our REIT status, we may not be able to sell properties when we would otherwise choose to do so, due to market conditions or changes in our strategic plan.

Furthermore, we may be required to make expenditures to correct defects or to make improvements before a property can be sold and we cannot assure you that we will have funds available to correct such defects or to make such improvements. With these kinds of properties, if the current lease is terminated or not renewed, we may be required to make expenditures and rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell or re-lease the property, we may have difficulty finding qualified purchasers who are willing to buy the property or tenants who are willing to lease the property. These and other limitations may affect our ability to sell or re-lease properties, which may adversely affect returns to our stockholders.

Liability for uninsured losses could adversely affect our financial condition.

While the terms of our leases with our tenants generally will require that they carry property and casualty insurance, losses from disaster-type occurrences, such as earthquakes, floods and weather-related disasters, may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties.

Contingent or unknown liabilities could materially and adversely affect our business, financial condition, liquidity and results of operations.

We acquired our Initial Property and may in the future acquire properties, subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a claim were asserted against us based on ownership of any of these properties, we may have to pay substantial amounts to defend or settle the claim. If the magnitude of such unknown liabilities is high, individually or in the aggregate, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

The assets we will acquire may be subject to impairment charges.

We periodically evaluate the real estate investments we acquire and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded.

We may purchase properties subject to ground leases that expose us to the loss of such properties upon breach or termination of the ground leases.

A ground lease agreement permits a tenant to develop and/or operate a land parcel (property) during the lease period, after which the land parcel and all improvements revert back to the property owner. Under a ground lease, property improvements are owned by the property owner unless an exception is created and all relevant taxes incurred during the lease period are paid for by the tenant. Ground leases typically have a long duration generally ranging from 50 to 99 years with additional extension options. As a lessee under a ground lease, we would be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Due to our involvement in the regulated medical-use cannabis industry, we may have a difficult time obtaining the various insurance policies that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers' compensation, general liability, and directors' and officers' insurance, is more difficult for us to find and more expensive, because we lease our properties to companies in the regulated medical-use cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

The occurrence of cyber incidents could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation.

We rely on technology to run our business, and as such we are subject to risk from cyber incidents, including attempts to gain unauthorized access to our systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches.  While we have implemented measures to help mitigate these threats, such measures cannot guarantee that we will be successful in preventing a cyber incident.  The occurrence of a cyber incident could disrupt our operations, compromise the confidential information of our employees or tenants, and/or damage our business relationships and reputation.

We cannot predict every event and circumstance that may affect our business, and therefore, the risks and uncertainties discussed herein may not be the only ones you should consider.

We are not aware of any other publicly-traded REIT that focuses on the acquisition, ownership and management of medical-use cannabis facilities. Therefore, as we commence the operation of our business, we may encounter risks of which we are not aware at this time, which could have a material adverse impact on our business.

Risks Related to Regulation

Medical-use cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding medical-use cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.

Cannabis is a Schedule I controlled substance under the CSA. Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment and substantial fines. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

The U.S. Department of Justice, under the Obama administration, issued memoranda, including the so-called "Cole Memo" on August 29, 2013, characterizing enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. In the "Cole Memo," the U.S. Department of Justice provided guidance to all federal prosecutors indicating that federal enforcement of the CSA against cannabis-related conduct should be focused on eight priorities, which are to prevent: (1) distribution of cannabis to minors; (2) revenue from sale of cannabis to criminal enterprises, gangs and cartels; (3) transfer of cannabis from states where it is legal to states where it is illegal; (4) cannabis activity from being a pretext for trafficking of other illegal drugs or illegal activity; (5) violence or use of firearms in cannabis cultivation and distribution; (6) drugged driving and adverse public health consequences from cannabis use; (7) growth of cannabis on federal lands; and (8) cannabis possession or use on federal property.

In addition, Congress enacted an omnibus spending bill for fiscal year 2016 including a provision prohibiting the U.S. Department of Justice (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, is effective only until April 28, 2017 and must be renewed by Congress. In USA vs. McIntosh, the United States Court of Appeals for the Ninth Circuit held that this provision prohibits the U.S. Department of Justice from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the U.S. Department of Justice may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants may subsequently cultivate adult-use cannabis in our medical-use cannabis facilities, if permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively medical-use cannabis facilities, including not providing protection under the above Congressional spending provision.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. However, supplemental guidance from the U.S. Department of Justice directs federal prosecutors to consider the federal enforcement priorities enumerated in the "Cole Memo" when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will agree that the activities of our tenant on the property located in such prosecutor's district do not involve those enumerated in the Cole Memo. There is also no guarantee that the current administration or future administrations will not revise the federal enforcement priorities enumerated in the Cole Memo or otherwise choose to strictly enforce the federal laws governing cannabis production or distribution. At this time, it is unknown whether the Trump administration will change the federal government's current enforcement posture with respect to state-licensed medical-use cannabis. Any such change in the federal government's current enforcement posture with respect to state-licensed cultivation of medical-use cannabis would result in our inability to execute our business plan and we would likely suffer significant losses with respect to our investment in medical-use cannabis facilities in the United States. Furthermore, if our tenants were to continue the cultivation and production of medical-use cannabis on properties that we own following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

If our tenants engage in operations for the adult-use cannabis industry in addition to or in lieu of operations for the medical-use cannabis industry, our tenants, we and our properties may be subject to additional risks associated with such adult-use cannabis operations.

Our existing lease at our Initial Property does not and we expect that leases that we enter into with future tenants at other properties we acquire will not prohibit cannabis cultivation for adult-use that is permissible under state and local laws where our facilities are located, which may subject our tenants, us and our properties to different and greater risks, including those related to enforcement of federal laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such as New York, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our tenants to engage in adult-use cannabis operations at our properties.

New laws that are adverse to the business of our tenants may be enacted, and current favorable national, state or local laws relating to cultivation and production of medical-use cannabis may be modified or eliminated in the future.

We have acquired and are targeting for acquisition properties that are owned by state-licensed cultivators and producers of medical-use cannabis. Relevant state or local laws may be amended or repealed, or new laws may be enacted in the future to eliminate existing laws permitting cultivation and production of medical-use cannabis. If our tenants involved in the cultivation and production of medical-use cannabis were forced to close their operations, we would need to replace those tenants with tenants who are not engaged in the cannabis industry, who may pay lower rents. Moreover, any changes in state or local laws that reduce or eliminate the ability to cultivate and produce medical-use cannabis would likely result in a high vacancy rate for the kinds of properties that we seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were specific to the medical-use cannabis industry.

Our ability to grow our business depends on state laws pertaining to the cannabis industry.

Continued development of the medical-use cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated medical-use cannabis industry, while encouraging, is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, states that voted to legalize medical and/or adult-use cannabis in the November 2016 election cycle have seen significant delays in the drafting and implementation of regulations related to the industry. In addition, burdensome regulation at the state level could slow or stop further development of the medical-use cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our tenants, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of medical-use cannabis, which could harm our business prospects.

FDA regulation of medical-use cannabis and the possible registration of facilities where medical-use cannabis is grown could negatively affect the medical-use cannabis industry, which would directly affect our financial condition.

Should the federal government legalize cannabis for medical-use, it is possible that the U.S. Food and Drug Administration, or the FDA, would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical-use cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

We and our tenants may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Recent guidance issued by FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, supplemental guidance from the U.S. Department of Justice directs federal prosecutors to consider the federal enforcement priorities enumerated in the "Cole Memo" when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. Nevertheless, banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the regulated medical-use cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The terms of our leases will require that our tenants make rental payments via check or wire transfer. The inability of our potential tenants to open accounts and continue using the services of banks may make it difficult for them to enter into triple-net lease arrangements with us or may result in their default under our lease agreements, either of which could materially harm our business.

Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially adversely affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Applicable state laws may prevent us from maximizing our potential income.

Depending on the laws of each particular state, we may not be able to fully realize our potential to generate profit. Colorado and Washington have residency requirements for those directly involved in the medical-use cannabis industry, which may impede our ability to contract with cannabis businesses in those states. Furthermore, cities and counties are being given broad discretion to ban certain cannabis activities. Even if these activities are legal under state law, specific cities and counties may ban them.

Assets leased to cannabis businesses may be forfeited to the federal government.

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the medical-use cannabis facilities that we have acquired and intend to acquire, our investment in those properties may be lost.

The properties that we expect to acquire will be subject to extensive regulations, which may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.

Our Initial Property is and other properties that we expect to acquire will be subject to various local laws and regulatory requirements. Local property regulations may restrict the use of properties we acquire and may require us to obtain approval from local authorities with respect to the properties that we expect to acquire, including prior to acquiring a property or when developing or undertaking renovations. Among other things, these restrictions may relate to cultivation of medical-use cannabis, the use of water and the discharge of waste water, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. We cannot assure you that existing regulatory policies will not materially and adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our failure to obtain such regulatory approvals could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Compliance with environmental laws could materially increase our operating expenses.

There may be environmental conditions associated with properties we acquire of which we are unaware. If environmental contamination exists on properties we acquire, we could become subject to liability for the contamination. The presence of hazardous substances on a property may materially and adversely affect our ability to sell the property and we may incur substantial remediation costs. In addition, although we may require in our leases that tenants operate in compliance with all applicable laws and indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could nonetheless be subject to liability by virtue of our ownership interest and we cannot be sure that our tenants would satisfy their indemnification obligations to us. Such environmental liability exposure associated with properties we acquire could harm our business, financial condition, liquidity and results of operations.

Risks Related to Financing Our Business

Our growth depends on external sources of capital, which may not be available on favorable terms or at all. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we intend to acquire properties used in the cultivation and production of medical-use cannabis. If this source of funding is unavailable to us, our growth may be limited and our levered return on the properties we purchase may be lower.

We intend to grow by acquiring additional real estate assets, which we intend to finance primarily through newly issued equity or debt. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to the medical-use cannabis industry, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all. In addition, U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Because we intend to grow our business, this limitation may require us to raise additional equity or incur debt at a time when it may be disadvantageous to do so.

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions and the market's perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance the purchase of real estate assets could be negatively impacted. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we intend to acquire properties used in the cultivation and production of medical-use cannabis. If this source of funding is unavailable to us, our growth may be limited and our levered return on the properties we purchase may be lower.

If we are unable to obtain capital on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase. In addition, our ability to refinance all or any debt we may incur in the future, on acceptable terms or at all, is subject to all of the above factors, and will also be affected by our future financial position, results of operations and cash flows, which additional factors are also subject to significant uncertainties, and therefore we may be unable to refinance any debt we may incur in the future, as it matures, on acceptable terms or at all. All of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Any future indebtedness reduces cash available for distribution and may expose us to the risk of default under debt obligations that we may incur in the future.

Payments of principal and interest on borrowings that we may incur in the future may leave us with insufficient cash resources to operate the properties that we expect to acquire or to pay the distributions currently contemplated or necessary to satisfy the requirements for REIT qualification. Our level of debt and the limitations imposed on us by these debt agreements could have significant material and adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;
•	we may be unable to borrow additional funds as needed or on favorable terms, or at all;
•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;
•	we may be forced to dispose of one or more of the properties that we expect to acquire, possibly on disadvantageous terms;
•	we may default on our obligations or violate restrictive covenants, in which case the lenders may accelerate these debt obligations; and
•	our default under any loan with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow, and our ability to make distributions to our stockholders could be materially and adversely affected.

Risks Related to Our Organization and Structure

We are dependent on our key personnel for our success.

We depend upon the efforts, experience, diligence, skill and network of business contacts of our senior management team, and our success will depend on their continued service. The departure of any of our executive officers or key personnel could have a material adverse effect on our business. If any of our key personnel were to cease their employment, our operating results could suffer. Further, we do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

We believe our future success depends upon our senior management team's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our common stock may decline.

Furthermore, we may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services. Such contractors have no fiduciary duty to us and may not perform as expected or desired.

Our senior management team manages our portfolio subject to very broad investment guidelines.

Our senior management team has broad discretion over our investments, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in periodic filings with the SEC. Furthermore, currently a substantial portion of the net proceeds of our initial public offering is not committed to specific properties. We will rely on the senior management team's ability to execute acquisitions and dispositions of medical-use cannabis facilities, subject to the oversight and approval of our board of directors. We acquired our Initial Property in December 2016; otherwise, our senior management team has not previously invested in medical-use cannabis facilities. Our senior management team will be authorized to pursue acquisitions and dispositions of real estate investments in accordance with very broad investment guidelines, subject to approval of our board of directors.

Our board of directors may change our investment objectives and strategies without stockholder consent.

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;
•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
•	change our name;

•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
•	increase or decrease the aggregate number of shares of stock that we have the authority to issue;
•	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
•	effect certain reverse stock splits;
•	our liquidation and dissolution; and
•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

Certain provisions of Maryland law could inhibit changes in control.

Under the Maryland General Corporation Law, or MGCL, "business combinations" (including a merger, consolidation, statutory share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and an "interested stockholder" or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder is defined as: (a) any person who beneficially owns 10% or more of the voting power of the then-outstanding voting stock of the corporation; or (b) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. A Maryland corporation's board of directors may provide that its approval is subject to compliance with any terms and conditions determined by the board of directors prior to the time that the interested stockholder becomes an interested stockholder.

Thereafter, any such business combination must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding voting stock of the corporation; and
•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected, or held by an affiliate or associate of the interested stockholder unless, among other conditions, the corporation's common stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares.

A Maryland corporation's board of directors may provide that its approval is subject to compliance with any terms and conditions determined by it. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a Maryland corporation's board of directors prior to the time that the interested stockholder becomes an interested stockholder.

The "control share" provisions of the MGCL provide that, subject to certain exceptions, a holder of "control shares" of a Maryland corporation (defined as shares which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that such provision will not be amended or eliminated at any time in the future by our board of directors.

The "unsolicited takeover" provisions of Title 3, Subtitle 8 of the MGCL, or Subtitle 8, permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, some of which (for example, a classified board) we do not yet have. Our charter provides that vacancies on our board may be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through provisions in our charter and bylaws unrelated to Subtitle 8, we already (i) require the affirmative vote of stockholders entitled to cast not less than two-thirds of all of the votes entitled to be cast generally in the election of directors for the removal of any director from the board, only with cause, (ii) vest in the board of directors the exclusive power to fix the number of directorships and (iii) require, unless called by our chairman of the board, our chief executive officer or our board of directors, the written request of stockholders entitled to cast not less than a majority of all votes entitled to be cast at such a meeting to call a special meeting of our stockholders.

These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter permits our board of directors to authorize us to issue additional shares of our authorized but unissued common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Severance agreements with our executive officers could be costly and prevent a change in our control.

The severance agreements that we entered into with our executive officers provide that, if their employment with us terminates under certain circumstances (including upon a change in our control), we may be required to pay them significant amounts of severance compensation, including accelerated vesting of equity awards, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in our control that might involve a premium paid for our common stock or otherwise be in the best interests of our stockholders.

Because of our holding company structure, we depend on our Operating Partnership and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general and limited partnership interests in our Operating Partnership. We conduct, and intend to conduct, all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership's subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our Operating Partnership's and its subsidiaries' liabilities and obligations have been paid in full.

Our Operating Partnership may issue additional limited partnership interests to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and would have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the outstanding partnership interests in our Operating Partnership. We may, in connection with our acquisition of properties or otherwise, cause our Operating Partnership to issue additional limited partnership interests to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because our stockholders will not directly own any interest in our Operating Partnership, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

If we issue limited partnership interests in our Operating Partnership in exchange for property, the value placed on such partnership interests may not accurately reflect their market value, which may dilute your interest in us.

If we issue limited partnership interests in our Operating Partnership in exchange for property, the per unit value attributable to such interests will be determined based on negotiations with the property seller and, therefore, may not reflect the fair market value of such limited partnership interests if a public market for such limited partnership interests existed. If the value of such limited partnership interests is greater than the value of the related property, your interest in us may be diluted.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

We have entered into indemnification agreements with each of our executive directors and officers that provide for indemnification to the maximum extent permitted by Maryland law. Maryland law permits us to include in our charter a provision eliminating the liability of our directors and officers and our stockholders for money damages except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty that was established by a final judgment and was material to the cause of action.

Our charter authorizes us to obligate ourselves and our bylaws obligate us, to the fullest extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to:

•	any present or former director or officer who is made or threatened to be made a party to or witness in the proceeding by reason of his or her service in that capacity; or

•	any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, partner, manager, member or trustee of another corporation, REIT, partnership, limited liability company, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to or witness in the proceeding by reason of his or her service in that capacity.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that, subject to the rights of holders of any series of preferred stock, a director may be removed only with cause upon the affirmative vote of stockholders entitled to cast at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a vote of the majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). In order for us to qualify as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock. These ownership limits and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The requirements of being a public company impose costs and demands upon our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

Complying with the reporting and other regulatory requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act is time-consuming and costly and could have a negative effect on our business, financial condition and results of operations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed additional resources and provided additional management oversight. We expect these resources and management oversight requirements to continue. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as these exemptions cease to apply.

We plan to continue to operate our business so that we are not required to register as an investment company under the Investment Company Act.

We engage primarily in the business of investing in real estate and we have not and do not intend to register as an investment company under the Investment Company Act. If our primary business were to change in a manner that would require us register as an investment company under the Investment Company Act, we would have to comply with substantial regulation under the Investment Company Act which could restrict the manner in which we operate and finance our business and could materially and adversely affect our business operations and results.

Risks Related to Our Common Stock

The market price and trading volume of our common stock has been and may continue to be volatile.

We completed our initial public offering in December 2016, and the market price for our common stock has been, and may continue to be, volatile. In addition, the trading volume in our common stock has fluctuated and may continue to fluctuate, resulting in significant price variations.

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
•	our ability to make acquisitions on preferable terms or at all;
•	the performance of our Initial Property and additional properties that we acquire;
•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•	actual or anticipated accounting problems;
•	publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we may incur in the future;
•	interest rate changes;
•	additions to or departures of our senior management team;
•	speculation in the press or investment community;
•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•	changes in governmental policies, regulations or laws;
•	failure to qualify, or maintain our qualification, as a REIT;
•	refusal of securities clearing firms to accept deposits of our securities;
•	a delisting of our common stock from the NYSE;
•	the realization of any of the other risk factors presented in this report;
•	actions by institutional stockholders;
•	price and volume fluctuations in the stock market generally; and
•	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

Market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in capital markets can affect the market value of our common stock.

Common stock and preferred stock eligible for future sale may have material and adverse effects on our share price.

Subject to applicable law, our board of directors, without stockholder approval, may authorize us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock (including equity or debt securities convertible into preferred stock), options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock.

Our charter also authorizes our board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class of shares so issued. If any preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our board of directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of common stock or other preferred stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over common stock or preferred stock, payment of any distribution preferences of new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on the common stock and junior preferred stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Additionally, from time to time we also may issue shares of our common stock or operating partnership units of our Operating Partnership in connection with property acquisitions. We may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common stock or operating partnership units of our Operating Partnership, or the perception that these sales could occur, may adversely affect the prevailing market price of our common stock or may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

We cannot assure you of our ability to make distributions in the future. We may be unable to pay or maintain cash dividends, and may borrow money, sell assets or use offering proceeds to make distributions to our stockholders, if we are unable to make distributions from cash flows from operations.

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain (which does not equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP), and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make quarterly distributions of all or substantially all of our taxable income so as to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax. However, we cannot assure you that distributions will be made or sustained. Any distributions we make will be at the direction of our board of directors and will depend upon a number of factors, including our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. In addition, we may borrow money, sell assets or use offering proceeds to make distributions to our stockholders, if we are unable to make distributions from cash flows from operations.

Our charter permits us to pay distributions from any source and, as a result, the amount of distributions paid at any time may not reflect the performance of our properties or as cash flow from operations.

Our organizational documents permit us to make distributions from any source. To the extent that our cash available for distribution is insufficient to cover our distributions, we expect to use our cash on hand, the proceeds from the issuance of securities in the future, the proceeds from borrowings or other sources to pay distributions. It is possible that in our initial years of operation, any distributions declared will be paid from our cash on hand or future issuances of shares of our common stock, which would constitute a return of capital to our stockholders. If we fund distributions from borrowings, sales of properties, future issuances of securities or cash on hand, we will have fewer funds available for the acquisition of additional properties resulting in potentially fewer investments, less diversification of our portfolio and a reduced overall return to our stockholders. In addition, the value of our shares of common stock may be diluted because funds that would otherwise be available to make investments would be diverted to fund distributions.

The market price of our common stock could be materially and adversely affected by our level of cash distributions.

The market value of our common stock is based primarily upon the market's perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or re-financings, and is secondarily based upon the real estate market value of our underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market's expectations with regard to future earnings and cash distributions likely would materially and adversely affect the market price of our common stock.

Future offerings of debt or preferred equity securities, which may rank senior to our common stock, may materially and adversely affect the market price of our common stock.

If we decide to issue debt securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any preferred equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt or preferred equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” and we benefit from certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our company. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company,” which in certain circumstances could be up to five years.

Risks Related to Our Taxation as a REIT

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders and have significant adverse consequences on the market price of our common stock.

We have been organized and we intend to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2017. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or the Service, that we qualify as a REIT, and the statements in this report are not binding on the Service or any court. Qualification as a REIT involves the application of highly technical and complex Code provisions and regulations promulgated by the U.S. Treasury Department, or the Treasury Regulations, thereunder for which there are limited judicial and administrative interpretations. Accordingly, we cannot provide assurance that we will qualify or remain qualified as a REIT.

To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions to stockholders. Our ability to satisfy these asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate in a manner to qualify as a REIT, in view of the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, we cannot provide assurance that we will so qualify for any particular year. These considerations also might restrict the types of income we can realize, or assets that we can acquire in the future.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions to our stockholders in any year in which we fail to qualify, nor will we be required to make distributions to our stockholders. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our stockholders. If we fail to qualify as a REIT, all distributions to stockholders, to the extent of current and accumulated earnings and profits, will be taxable to the stockholders as dividend income (which may be subject to tax at preferential rates) and corporate distributions may be eligible for the dividends received deduction if they satisfy the relevant provisions of the Code. Furthermore, if we fail to qualify as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. We might not be entitled to the statutory relief described in this paragraph in all circumstances.

The REIT distribution requirements could adversely affect our ability to execute our business plan, require us to borrow funds during unfavorable market conditions or subject us to tax, which would reduce the cash available for distribution to our stockholders.

To qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gain) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax. However, we can provide no assurances that we will have sufficient cash or other liquid assets to meet these requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for available funds or timing differences between tax reporting and cash receipts. In addition, if the Service were to disallow certain of our deductions, such as employee salaries, depreciation or interest expense, by alleging that we, through our rental agreements with our state-licensed medical cannabis tenants, are primarily or vicariously liable for "trafficking" a Schedule 1 substance (cannabis) under Section 280E of the Code or otherwise, we would be unable to meet the distribution requirements and would fail to qualify as a REIT. Likewise, if any governmental entity were to impose fines on us for our business involvement in state-licensed medical-use cannabis, such fines would not be deductible and the inability to deduct such fines could also cause us to be unable to satisfy the distribution requirement.

We may also generate less cash flow than taxable income in a particular year. In such event, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or, to the extent possible, make a taxable distribution of our stock in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year. Under certain circumstances, we may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to stockholders in a later year, which may be included in our deduction for dividends paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency dividends; however, we will be required to pay penalties and interest based upon the amount of any deduction taken for deficiency dividends. If we do not have sufficient cash to distribute, we may incur U.S. federal income tax, U.S. federal excise tax and/or our REIT status may be jeopardized.

If we are deemed to be subject to Section 280E of the Code because of the business activities of our tenants, the resulting disallowance of tax deductions could cause us to incur U.S. federal income tax and jeopardize our REIT status.

Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year "in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any State in which such trade or business is conducted." Because cannabis is a Schedule I controlled substance under the CSA, Section 280E by its terms applies to the purchase and sale of medical-use cannabis products. Although we will not be engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use cannabis products, we will lease our properties to tenants who will engage in such activities, and therefore our tenants will likely be subject to Section 280E. If the Service were to take the position that, through our rental agreements with our state-licensed medical-use cannabis tenants, we are primarily or vicariously liable under federal law for "trafficking" a Schedule 1 substance (cannabis) under section 280E of the Code or for any other violations of the CSA, the Service may seek to apply the provisions of Section 280E to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to qualify as a REIT. Because we are not engaged in the purchase and/or sale of a controlled substance, we do not believe that we will be subject to the disallowance provisions of Section 280E, and neither we nor our tax advisors are aware of any tax court cases or guidance from the Service in which a taxpayer not engaged in the purchase or sale of a controlled substance was disallowed deductions under Section 280E. However, there is no assurance that the Service will not take such a position either currently or in the future.

Complying with REIT requirements may cause us to forego otherwise attractive business opportunities or liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans, certain kinds of mortgage-backed securities and certain securities issued by other REITs. The remainder of our investment in securities (other than government securities, securities of corporations that are treated as TRSs, and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs, and, the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. If we fail to comply with these asset requirements at the end of any calendar quarter, we generally must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forego investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. Thus, compliance with the REIT requirements may hinder our investment performance.

The tax on prohibited transactions could limit our ability to engage in certain transactions or subject us to a 100% penalty tax.

We are subject to a 100% tax on any income from a prohibited transaction. "Prohibited transactions" generally include sales or other dispositions of property (other than property treated as foreclosure property under the Code) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business by a REIT, either directly or indirectly through certain pass-through subsidiaries. Although we do not intend to hold a significant amount of assets as inventory or primarily for sale to customers in the ordinary course of our business, the characterization of an asset sale as a prohibited transaction depends on the particular facts and circumstances. The Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. It is likely that we may sell certain properties that have not met all of the requirements of such safe harbor if we believe the transaction would not be a prohibited transaction based on a facts and circumstances analysis. If the Service were to successfully argue that such a sale was in fact a prohibited transaction, we would be subject to a 100% penalty tax with respect to such sale.

If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the Service's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the Service were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations will be structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

The "preferential dividend" prohibition described above does not apply to a "publicly offered REIT," which generally is a REIT that is required to make regular filings with the SEC under the Exchange Act. While we intend to qualify as a "publicly offered REIT" and therefore expect that the preferential dividend prohibition will not apply to us, we cannot provide you with assurance that we will so qualify and, accordingly, we may be subject to the prohibition.

The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board of directors determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common stock.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends (other than capital gain dividends) payable by REITs, however, generally are not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of our common stock.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Non-U.S. stockholders will generally be subject to withholding tax with respect to our ordinary dividends.

Non-U.S. stockholders generally will be subject to U.S. federal withholding tax on ordinary dividends received from us at a 30% rate, subject to reduction under an applicable treaty or a statutory exemption under the Code.

Legislative or regulatory tax changes related to REITs could materially and adversely affect our business.

At any time, the U.S. federal income tax laws or Treasury Regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. The recent U.S. presidential election, coupled with a Republican-controlled Congress, makes tax reform more likely in the near-term. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT. We and our stockholders could be adversely affected by any such change in, or any new, legislation, Treasury Regulations, administrative interpretations or court decisions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

 ITEM 2. PROPERTIES

As of December 31, 2016, we owned only our Initial Property, a 127,000-square foot industrial property in New York, for which construction was completed in 2016. We purchased our Initial Property on December 19, 2016 from PharmaCann for approximately $30.0 million in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with PharmaCann, as tenant, who is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to our Initial Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The initial base rent of the PharmaCann lease is approximately $319,580 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the CPI. The lease also provides that we will receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month. Together, the annualized initial base rent, property management fee and supplemental base rent equate to approximately 17.2% of the purchase price of our Initial Property. Our Initial Property is utilized as a medical-use cannabis cultivation and processing facility by PharmaCann.

ITEM 3. LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock began trading on the New York Stock Exchange under the symbol "IIPR" on December 1, 2016. On March 22, 2017, the closing price of our common stock reported on the New York Stock Exchange was $17.34 per share. The high and low common stock sales prices per share during the periods indicated were as follows:

Price per share of common stock(1):
Quarter Ended	Mar. 31		June 30		Sept. 30		Dec. 31		Year
Fiscal year 2016
High	$	N/A	$	N/A	$	N/A		$20.52		$20.52
Low	$	N/A	$	N/A	$	N/A		$15.45		$15.45

Fiscal year 2015
High	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Low	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A

(1)	Our shares began trading on December 1, 2016, and we completed the initial public offering of shares of our common stock on December 5, 2016.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sale of Equity Securities

On June 15, 2016, we issued 508,065 shares of our Class B common stock to our founders, including certain of our executive officers and directors, in connection with the initial capitalization of our company for an aggregate purchase price of $508. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder. All of the 508,065 shares of our Class B common stock were redeemed by us for $0.001 per share (par value) and cancelled immediately before the closing of our initial public offering in December 2016. As a result, no shares of Class B common stock were converted to Class A common stock in connection with our initial public offering, and our founders received no value in connection with their ownership of the Class B common stock.

Use of Proceeds from Initial Public Offering

On November 30, 2016, our registration statement on Form S-11/A (File No. 333-214148) was declared effective for our initial public offering, pursuant to which we registered and sold 3,350,000 shares of Class A common stock at a public offering price of $20.00 per share. The offering commenced on November 30, 2016 and was completed on December 30, 2016. The underwriters did not exercise their 30-day option to purchase an additional 502,500 shares of Class A common stock. We received net proceeds of approximately $61.1 million after deducting underwriting discounts and commissions and our offering expenses (including, but not limited to, $338,000 in offering costs that were reimbursed to IGP Advisers, a company that was owned by Alan Gold, Paul Smithers, our president, chief executive officer and director, and Gregory Fahey, our former chief accounting officer and treasurer). Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading LLC acted as joint book running managers for the offering.

Since our initial public offering in November 2016, we have used approximately $30.0 million to acquire our Initial Property. We intend to invest the remaining net proceeds in specialized industrial real estate assets that support the regulated medical-use cannabis industry that are consistent with our investment strategy and for general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Approximate Number of Holders of Our Common Shares

As of March 22, 2017 there were eleven holders of record of our common shares. This number excludes our common shares owned by stockholders holding under nominee security position listings.

Distribution Information

We intend to elect and qualify to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2017. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain (which does not equal net income as calculated in accordance with GAAP), and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income.

We are a newly formed company and have not paid or declared a distribution to stockholders as of March 22, 2017. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax, we intend to make quarterly distributions of all or substantially all of our taxable income to holders of our common stock out of assets legally available therefor. However, we cannot assure you that distributions will be made or sustained. Any distributions we make will be at the direction of our board of directors and will depend upon a number of factors, including our actual results of operations, economic conditions, maintenance of REIT qualification and the applicable provisions of the MGCL and such other factors as our board may determine in its sole discretion.

Our organizational documents permit us to make distributions from any source. If our cash available for distribution is insufficient to cover our distributions, we expect to use the proceeds from our initial public offering, the proceeds from the issuance of securities in the future, the proceeds from borrowings or other sources to pay distributions. During our initial years of operation, we expect that a portion of our distributions declared may be paid from offering proceeds, which would constitute a return of capital to our stockholders.

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may be designated by us as qualified dividend income or capital gain or may constitute a return of capital. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section above entitled "Cautionary Statement Regarding Forward-Looking Statements." Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A, "Risk Factors."

Overview

We were organized in the state of Maryland on June 15, 2016. We are a self-advised Maryland corporation focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. Initially, we intend to acquire our properties through sale-leaseback transactions and third-party purchases. We expect to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance. We intend to elect and to operate our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2017. We conduct all of our operations through our Operating Partnership.

Initial Public Offering

On December 5, 2016, we completed our initial public offering of 3,350,000 shares of our Class A common stock, par value $0.001 per share, at a public offering price of $20.00 per share. We received net proceeds of approximately $61.1 million from the offering.

Initial Property

On December 19, 2016, we acquired the 127,000 square foot Initial Property, located in New York, from PharmaCann for approximately $30.0 million in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with PharmaCann, as tenant, who is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to our Initial Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The initial base rent of the PharmaCann lease is approximately $319,580 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the CPI. The lease also provides that we will receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month. Together, the annualized initial base rent, property management fee and supplemental base rent equate to approximately 17.2% of the purchase price of our Initial Property. At December 31, 2016, we owned only our Initial Property.

Emerging Growth Company

We have elected to be an emerging growth company, as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, among other things:

•	we are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and
•	we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to use an extended transition period for complying with new or revised accounting standards.

We may take advantage of the other provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, the regulatory environment in the medical-use cannabis industry, and the competitive environment for real estate assets that support the regulated medical-use cannabis industry.

Rental Revenues

We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including:

•	our ability to enter into leases with increasing or market value rents for the properties that we acquire; and
•	rent collection, which primarily relates to each of our future tenant's financial condition and ability to make rent payments to us on time.

The properties that we acquire consist of real estate assets that support the regulated medical-use cannabis industry. Changes in current favorable state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties.

Conditions in Our Markets

Positive or negative changes in regulatory, economic or other conditions, drought, and natural disasters in the markets where we acquire properties may affect our overall financial performance.

Competitive Environment

We face competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would be clients, cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for cannabis cultivation and production operations. Competition from others may diminish our opportunities to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we acquire, which would adversely affect our financial results.

Operating Expenses

Our operating expenses include general and administrative expenses, including personnel costs, legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. As we have with the lease at our Initial Property, we generally expect to structure our leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

Our Qualification as a REIT

We have been organized and we intend to elect, and to operate our business so as to qualify, to be taxed as a REIT, for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2017. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In order for us to qualify as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock.

Results of Operations

We were formed on June 15, 2016. We commenced active real estate operations on December 19, 2016 with the acquisition of our Initial Property. As of December 31, 2016, we owned only our Initial Property.

As a result of the timing of our formation, initial public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the period from June 15, 2016 (date of incorporation) through December 31, 2016. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations (in thousands):

Period from June 15, 2016 (date of incorporation) through December 31, 2016
Revenues:
Rental	$180
Tenant reimbursements	87
Other	54
Total revenues	321

Expenses:
Property expenses	87
General and administrative	770
Stock-based compensation	58
Forfeited Class B common shares	3,707
Organization costs	64
Depreciation	27
Total expenses	4,713
Net loss	$(4,392)

Revenues.

Rental. Our rental revenues for the period from June 15, 2016 (date of incorporation) through December 31, 2016 related to rent generated from our Initial Property, which we acquired on December 19, 2016.

Tenant Reimbursements. Tenant reimbursements for the period from June 15, 2016 (date of incorporation) through December 31, 2016 related to reimbursement by the tenant at our Initial Property for property insurance at our Initial Property.

Other. Other revenues for the period from June 15, 2016 (date of incorporation) through December 31, 2016 primarily related to a credit received relating to our banking accounts and interest earned on our cash and cash equivalents.

Expenses.

Property Expenses. Property expenses for the period from June 15, 2016 (date of incorporation) through December 31, 2016 related to property insurance at our Initial Property, which was reimbursed by the tenant.

General and Administrative. General and administrative expenses for the period from June 15, 2016 (date of incorporation) through December 31, 2016 were $770,000, of which approximately $566,000 was related to consulting services provided by IGP Advisers LLC, a company that was owned by certain of our officers, in connection with our initial public offering, and approximately $204,000 was related to compensation-related and occupancy costs related to our employees and corporate office.

Stock-Based Compensation. Stock-based compensation for equity awards is based on the grant date fair value of restricted stock that was granted to certain of our employees and non-employee members of our board of directors in 2016 and is recognized over the requisite service period.

Forfeited Class B Common Shares. We recognized stock-based compensation expense of approximately $3.7 million for the period from June 15, 2016 (date of incorporation) through December 31, 2016, related to the issuance of Class B common stock to our founders at $0.001 per share (par value) and subsequent redemption of all such shares of Class B common stock by us for $0.001 per share (par value) immediately prior to the completion of our initial public offering in December 2016. We estimated the fair value of these shares at the June 15, 2016 grant date and at subsequent modification dates using a Monte Carlo simulation model. The fair value calculation was primarily based on management's estimates of the probability of its initial public offering and the estimated proceeds of such offering. As a result of the redemption of all shares of Class B common stock, although GAAP requires that we record this stock-based compensation expense, none of the founders received any value from their purchase of the shares of Class B common stock, as all such shares of Class B common stock were redeemed by us at the original purchase price prior to our initial public offering.

Organization Costs. Organization costs for the period from June 15, 2016 (date of incorporation) through December 31, 2016 related primarily to costs related to our formation.

Depreciation. Depreciation expense for the period from June 15, 2016 (date of incorporation) through December 31, 2016 related to the acquisition of our Initial Property on December 19, 2016.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire our target properties, pay dividends to our stockholders, fund our operations, and meet other general business needs.

Sources and Uses of Cash

We derive most of our revenues from our Initial Property, collecting rental income and operating expense reimbursements based on contractual arrangements with our tenant. This source of revenue represents our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

We expect to meet our liquidity needs through cash on hand, cash flows from operations and cash flows from sources discussed above. We believe that our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors' discretion.

Operating Activities

Cash flows provided by operating activities for the period from June 15, 2016 (date of incorporation) through December 31, 2016 were approximately $1,693,000. Cash flows provided by operating activities were generally provided by contractual rent and security deposits from our Initial Property, partially offset by costs of operating our Initial Property.

Investing Activities

Cash flows used in investing activities for the period from June 15, 2016 (date of incorporation) through December 31, 2016 were approximately $30.0 million, for the purchase of our Initial Property. Our investment in our Initial Property was funded from the net proceeds of our initial public offering.

Financing Activities

Cash flows provided by financing activities for the period from June 15, 2016 (date of incorporation) through December 31, 2016 were approximately $61.3 million. In December 2016, the Company completed its initial public offering and received net proceeds of approximately $61.1 million. See Note 3 to the Consolidated Financial Statements for more details.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. We are a newly formed company and have not paid or declared a distribution to stockholders as of March 22, 2017. Our ability to pay dividends is dependent upon our ability to generate cash flows and to make accretive new investments.

Funds from Operations and Adjusted Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.”

Management believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of our properties without giving effect to certain significant non-cash items, primarily depreciation expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. We believe that by excluding the effect of depreciation, FFO and FFO per share can facilitate comparisons of operating performance between periods. We report FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share.

Management believes that AFFO and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adding to FFO certain non-cash expenses, consisting primarily of non-cash stock-based compensation expense and forfeited Class B common shares.

Our computation of FFO and AFFO may differ from the methodology for calculating FFO and AFFO utilized by equity REITs and, accordingly, may not be comparable to such REITs. Further, FFO and AFFO do not represent cash flow available for management's discretionary use. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO and AFFO should be considered only as supplements to net income (loss) computed in accordance with GAAP as measures of operations.

The table below is a reconciliation of net loss to FFO and AFFO for the period from June 15, 2016 (date of incorporation) through December 31, 2016. Included in our net loss for the period from June 15, 2016 (date of incorporation) through December 31, 2016 was approximately $3.7 million, or $3.85 per common share (basic and diluted), of noncash forfeited Class B common shares, related to the issuance of Class B common stock to our founders at $0.001 per share (par value) and subsequent redemption of all such shares of Class B common stock by us for $0.001 per share (par value) immediately prior to the completion of our initial public offering in December 2016. As a result of the redemption of all shares of Class B common stock, although GAAP requires that we record this as stock-based compensation expense, none of the founders received any value from their purchase of the shares of Class B common stock, as all such shares of Class B common stock were redeemed by us at the original purchase price prior to our initial public offering.

For the Period June 15, 2016 (date of incorporation) through December 31,
(Dollars in thousands, except share and per share amounts)	2016
Net loss	$(4,392)
Real estate depreciation	27
FFO	$(4,365)
Stock-based compensation	58
Forfeited Class B common shares	3,707
AFFO	(600)
FFO per Common Share-Basic and diluted	$(4.53)
AFFO per Common Share-Basic and diluted	$(0.62)
Weighted Average Common Shares Outstanding-Basic and diluted	962,775

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates and assumptions. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated financial statements. Our accounting policies are more fully discussed in Note 2 to the consolidated financial statements.

Acquisition of Rental Property, Depreciation and Impairment

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of our building is computed using the straight-line method over an estimated useful life of 35 years, which we believe is an appropriate estimate of useful life. If we use a shorter or longer estimated useful life, it could have a material impact on our consolidated results of operations.

Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed. Upon acquisition of property, we allocate the purchase price based upon the relative fair values of all assets acquired and liabilities assumed. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred. The acquisition of our Initial Property was recorded as an asset acquisition.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is anticipated to be the largest component of our consolidated balance sheet. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, they could have a material impact on our consolidated results of operations.

Revenue Recognition and Accounts Receivable

Our Initial Property lease and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We anticipate that all leases will be accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Any rental revenue contingent upon a tenant's sales is recognized only after the tenant exceeds its sales breakpoint. Rental increases based upon changes in the CPI are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses will be included in tenant reimbursements in the period when such costs are incurred.

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. We record revenue for our Initial Property on a cash basis due to the uncertainty of collectability of lease payments from the tenant due to their lack of operating history.

Stock-Based Compensation

Stock-based compensation for equity awards is based on the grant date fair value of the equity instrument and is recognized over the requisite service period.

Income Taxes

We have been organized and we intend to elect, and to operate our business so as to qualify, to be taxed as a REIT, for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2017. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income for U.S. federal income tax purposes. As long as our dividends equal or exceed our taxable net income, we generally will not be required to pay U.S. federal income tax on such income.

Adoption of New or Revised Accounting Standards

As an "emerging growth company" under the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. An "emerging growth company" may opt out of the extended transition period for complying with new or revised accounting standards. A decision to opt out, however, is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the standard for the private company. This may make comparison of our financial statements with a public company that either is not an "emerging growth company" or is an "emerging growth company" that has opted out of using the extended transition period difficult or impossible as different or revised accounting standards may be used.

Impact of Real Estate and Credit Markets

In the commercial real estate market, property prices generally continue to fluctuate. Likewise, during certain periods, the U.S. credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continually monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly.

Off-Balance Sheet Arrangements

We have no unconsolidated investments or any other off-balance sheet arrangements.

Interest Rate Risk

We have not issued any debt and have no debt outstanding, so we are not exposed to interest rate changes. At this time, we have no plans to issue debt instruments. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

Impact of Inflation

We intend to enter into leases that generally provide for limited increases in rent as a result of increases in the CPI (typically subject to ceilings) or fixed increases. We expect these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Seasonality

We do not expect our business to be subject to material seasonal fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this Annual Report).

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

In connection with our initial public offering, we identified and disclosed a material weakness in our internal control over financial reporting related to our failure to obtain an independent valuation in connection with our accounting for our restricted stock grants of Class B common stock to founders and lack of recognition of the related stock compensation. The impact of this material weakness resulted in the restatement of our interim consolidated financial statements for the period from June 15, 2016 (date of incorporation) through September 30, 2016.

During the quarter ended December 31, 2016, we assessed the design of our existing controls related to the material weakness and implemented the following remediation actions to address the material weakness:

•	increased the experience within our accounting organization with respect to development and implementation of internal controls;
•	enhanced the communication and coordination across our organization as it relates to period-end disclosures; and
•	implemented additional internal reporting procedures to add depth to our review process.

We completed the testing and evaluation of the remediation actions related to the material weakness described above and determined that the material weakness was remediated as of December 31, 2016.

Except as described above, there were no changes during the quarter ended December 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading "Information Regarding the Board — Committees of the Board — Audit Committee" will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled "General — Section 16(a) Beneficial Ownership Reporting Compliance" will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules:

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.

(3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of Innovative Industrial Properties, Inc.(1)
3.2	Amended and Restated Bylaws of Innovative Industrial Properties, Inc.(2)
4.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(2)
4.2	Form of Certificate for Common Stock.(2)
10.1	2016 Omnibus Incentive Plan.(2)
10.2	Form of Restricted Stock Award Agreement for Officers.(3)
10.3	Form of Restricted Stock Award Agreement for Directors.(3)
10.4	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(2)
10.5	Form of Restricted Stock Purchase Agreement dated June 15, 2016 between Innovative Industrial Properties, Inc. and the purchaser named therein.(2)#
10.6	Form of Redemption Agreement between Innovative Industrial Properties, Inc. and the holder named therein.(2)##
10.7	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(4)
10.8	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(4)
10.9	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Robert Sistek.(4)
10.10	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(4)
10.11	Funding Agreement between Innovative Industrial Properties, Inc. and IGP Advisers LLC.(2)
10.12	Consulting Agreement between Innovative Industrial Properties, Inc. and IGP Advisers LLC.(2)
10.13	Purchase Agreement dated as of August 22, 2016 between IIP Operating Partnership, LP and PharmaCann LLC.(2)
10.14	Amendment No. 1 dated September 16, 2016 to Purchase Agreement dated as of August 22, 2016 between IIP Operating Partnership, LP and PharmaCann LLC.(2)
10.15	Amendment No. 2 dated November 23, 2016 to Purchase Agreement dated as of August 22, 2016, as amended, between IIP Operating Partnership, LP and PharmaCann LLC.(2)
10.16	Lease Agreement, dated as of December 19, 2016, between IIP-NY 1 LLC and PharmaCann LLC.(5)
21.1*	List of Subsidiaries of Innovative Industrial Properties, Inc.
23.1*	Consent of BDO USA, LLP.
23.2*	Consent of Martin, Hood, Friese & Associates, LLC.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

(1)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on January 27, 2017.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.'s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(4)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(5)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on December 21, 2016.

#	The Restricted Stock Purchase Agreements listed below are identical in all material respects to the form of Restricted Stock Purchase Agreement, except for the identities of the parties and number of shares of Class B common stock purchased, and have not been filed as an exhibit to this Annual Report on Form 10-K pursuant to Instruction 2 to Item 601 of Regulation S-K:

(i)	Restricted Stock Purchase Agreement dated June 15, 2016 between Innovative Industrial Properties, Inc. and Alan D. Gold for 343,065 shares of Class B Common Stock.

(ii)	Restricted Stock Purchase Agreement dated June 15, 2016 between Innovative Industrial Properties, Inc. and Paul E. Smithers for 90,000 shares of Class B Common Stock.

(iii)	Restricted Stock Purchase Agreement dated June 15, 2016 between Innovative Industrial Properties, Inc. and Gregory J. Fahey for 25,000 shares of Class B Common Stock.

(iv)	Restricted Stock Purchase Agreement dated June 15, 2016 between Innovative Industrial Properties, Inc. and Andrew Fenton for 25,000 shares of Class B Common Stock.

(v)	Restricted Stock Purchase Agreement dated June 15, 2016 between Innovative Industrial Properties, Inc. and Gary A. Kreitzer for 25,000 shares of Class B Common Stock.

##	The Redemption Agreements listed below are identical in all material respects to the form of Redemption Agreement, except for the identities of the parties and number of shares of Class B common stock redeemed, and have not been filed as an exhibit to this Annual Report on Form 10-K pursuant to Instruction 2 to Item 601 of Regulation S-K:

(i)	Redemption Agreement dated November 23, 2016 between Innovative Industrial Properties, Inc. and Alan D. Gold for 343,065 shares of Class B Common Stock.

(ii)	Redemption Agreement dated November 23, 2016 between Innovative Industrial Properties, Inc. and Paul E. Smithers for 90,000 shares of Class B Common Stock.

(iii)	Redemption Agreement dated November 23, 2016 between Innovative Industrial Properties, Inc. and Gregory J. Fahey for 25,000 shares of Class B Common Stock.

(iv)	Redemption Agreement dated November 23, 2016 between Innovative Industrial Properties, Inc. and Andrew Fenton for 25,000 shares of Class B Common Stock.

(v)	Redemption Agreement dated November 23, 2016 between Innovative Industrial Properties, Inc. and Gary A. Kreitzer for 25,000 shares of Class B Common Stock.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

By:	/s/ Paul Smithers

Paul Smithers

President, Chief Executive Officer and Director

(Principal Executive Officer)

By:	/s/ Robert Sistek

Robert Sistek

Chief Financial Officer and Executive Vice President, Investments

(Principal Financial Officer)

By:	/s/ Catherine Hastings

Catherine Hastings

Chief Accounting Officer and Treasurer

(Principal Accounting Officer)

Dated March 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan Gold	Executive Chairman	March 23, 2017
Alan Gold

/s/ Gary Kreitzer	Vice Chairman	March 23, 2017
Gary Kreitzer

/s/ Paul Smithers	President, Chief Executive Officer and Director	March 23, 2017
Paul Smithers

/s/ Gary Malino	Director	March 23, 2017
Gary Malino

/s/ Scott Shoemaker	Director	March 23, 2017
Scott Shoemaker

/s/ David Stecher	Director	March 23, 2017
David Stecher

INDEX TO FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm	F-2
Audited Consolidated Balance Sheet as of December 31, 2016	F-3
Audited Consolidated Statement of Operations for the period from June 15, 2016 (date of incorporation) through December 31, 2016	F-4
Audited Consolidated Statement of Stockholders' Equity for the period from June 15, 2016 (date of incorporation) through December 31, 2016	F-5
Audited Consolidated Statement of Cash Flows for the period from June 15, 2016 (date of incorporation) through December 31, 2016	F-6
Notes to Audited Consolidated Financial Statements	F-7

PharmaCann LLC

Independent Auditor's Report	F-14
Audited Balance Sheets as of December 31, 2016 and 2015	F-16
Audited Statements of Income for the years ended December 31, 2016 and December 31, 2015	F-17
Audited Statements of Members' Equity for the years ended December 31, 2016 and December 31, 2015	F-18
Audited Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015	F-19
Notes to Audited Financial Statements	F-20

Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Innovative Industrial Properties, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of Innovative Industrial Properties, Inc. (the "Company") as of December 31, 2016 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from June 15, 2016 (date of incorporation) through December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Industrial Properties, Inc. at December 31, 2016 and the consolidated results of its operations and its cash flows for the period from June 15, 2016 (date of incorporation) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Costa Mesa, California

March 23, 2017

Innovative Industrial Properties, Inc.

Consolidated Balance Sheet

December 31, 2016

(Dollars in thousands, except share and per share amounts)

Assets
Real estate, at cost:
Land	$7,600
Buildings and improvements	22,475
Total real estate, at cost	30,075
Less accumulated depreciation	(27)
Net real estate held for investment	30,048
Cash and cash equivalents	33,003
Prepaid insurance and other assets, net	276
Total assets	$63,327
Liabilities and stockholders' equity
Accounts payable, accrued expenses and other liabilities	$70
Offering cost liability	276
Rents received in advance and tenant security deposit	2,542
Total liabilities	2,888

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016	—
Class A common stock, par value $0.001 per share, 49,000,000 shares authorized, 3,416,508 shares issued and outstanding as of December 31, 2016	3
Class B common stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016	—
Additional paid-in-capital	64,828
Accumulated deficit	(4,392)
Total stockholders' equity	60,439
Total liabilities and stockholders' equity	$63,327

See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statement of Operations

For the period from June 15, 2016 (date of incorporation) through December 31, 2016

(Dollars in thousands, except share and per share amounts)

Revenues:
Rental	$180
Tenant reimbursements	87
Other	54
Total revenues	321
Expenses:
Property expenses	87
General and administrative	770
Stock-based compensation	58
Forfeited Class B common shares	3,707
Organization costs	64
Depreciation	27
Total expenses	4,713
Net loss	$(4,392)
Net loss per share (basic and diluted)	$(4.56)
Weighted average shares outstanding:
Basic and diluted	962,775

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statement of Stockholders' Equity

For the period from June 15, 2016 (date of incorporation) through December 31, 2016

(Dollars in thousands, except share and per share amounts)

	Shares of common stock	Common stock	Additional Paid-in-capital	Accumulated deficit	Total stockholders' equity
Balance, June 15, 2016	—	$—	$—	$—	$—
Issuance of Class B common stock	508,065	1	—	—	1
Redemption of Class B common stock	(508,065)	(1)	—	—	(1)
Forfeited Class B common shares	—	—	3,707	—	3,707
Issuance of Class A common stock	3,350,000	3	61,063	—	61,066
Net loss	—	—	—	(4,392)	(4,392)
Stock-based compensation	66,508	—	58	—	58
Balance, December 31, 2016	3,416,508	$3	$64,828	$(4,392)	$60,439

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statement of Cash Flows

For the period from June 15, 2016 (date of incorporation) through December 31, 2016

(Dollars in thousands, except share and per share amounts)

Cash flows from operating activities
Net loss	$(4,392)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	27
Amortization of stock-based compensation awards	58
Forfeited Class B common shares	3,707
Changes in assets and liabilities
Prepaid insurance and other assets, net	(276)
Accounts payable, accrued expenses, and other liabilities	27
Rents received in advance and tenant security deposit	2,542
Net cash provided by operating activities	1,693
Cash flows from investing activities
Acquisition of Initial Property	(30,032)
Net cash used in investing activities	(30,032)
Cash flows from financing activities
Issuance of Class B common stock	1
Redemption of Class B common stock	(1)
Issuance of Class A common stock	61,342
Net cash provided by financing activities	61,342
Net increase in cash and cash equivalents	33,003
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$33,003
Supplemental non-cash flow information:
Invoices accrued for capitalized costs	$43
Invoices accrued for offering costs	$276

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to Consolidated Financial Statements
December 31, 2016

1. Organization

Innovative Industrial Properties, Inc. (the "Company", "we", "us", and "our"), formerly known as Innovative Greenhouse Properties, Inc., incorporated in Maryland on June 15, 2016, was formed to own specialized industrial real estate assets primarily leased to tenants in the regulated medical-use cannabis industry.

On December 5, 2016, the Company completed its initial public offering of 3,350,000 shares of its Class A common stock, par value $0.001 per share, at a public offering price of $20.00 per share. The Company received net proceeds of approximately $61.1 million from the offering.

As of December 31, 2016, the Company owned one 127,000 square foot (unaudited) industrial property located in New York (the "Initial Property"), which the Company purchased on December 19, 2016 from PharmaCann LLC ("PharmaCann") for approximately $30.0 million in a sale-leaseback transaction.

IIP Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership"), was formed on June 20, 2016 and is a wholly-owned subsidiary of the Company. The Company is the sole general partner of the Operating Partnership and conducts substantially all of its business through the Operating Partnership.

2. Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Basis of Presentation.  The consolidated financial statements include all of the accounts of the Company, the Operating Partnership and all of our wholly owned subsidiaries as of December 31, 2016, and for the period from June 15, 2016 (date of incorporation) through December 31, 2016, presented in accordance with U.S. generally accepted accounting principles.

Federal Income Taxes.  We intend to elect and to operate our business so as to qualify, and to be taxed, as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2017. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results may differ materially from these estimates and assumptions.

Acquisition of Real Estate Properties.  Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket or/or region and the fair value of buildings on as as-if vacant basis. Acquisition costs are capitalized as incurred. The acquisition of our Initial Property was recorded as an asset acquisition.

Organization, Offering and Transaction Costs.  IGP Advisers LLC ("IGP Advisers"), a company that was owned by Alan Gold, our executive chairman, Paul Smithers, our president, chief executive officer and director, and Gregory Fahey, our former chief accounting officer, funded our organization, certain offering and transaction costs. Organization costs incurred by the Company were expensed. Offering costs incurred were recorded to stockholders' equity as a reduction to additional paid-in capital. Transaction costs incurred by the Company were capitalized as incurred. Through December 31, 2016, on behalf of the Company, IGP Advisers incurred offering costs of $338,000, organization costs of $34,000 and transaction costs of $8,000. The Company incurred additional offering costs of $906,000, organization costs of $30,000 and transaction costs of $67,000 as of December 31, 2016.

Depreciation.  We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the estimated useful lives. We depreciate the building for our Initial Property over 35 years.

We depreciate furniture and fixtures over estimated useful lives ranging from three to six years.

Provision for Impairment.  Another significant judgment must be made as to if, and when, impairment losses should be taken on our property when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. As of December 31, 2016, no impairment losses were recognized.

Revenue Recognition and Accounts Receivable.  Our Initial Property lease and future tenant leases are expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We anticipate that all leases will be accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Rental increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursements in the period when such costs are incurred.

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. We record revenue for our Initial Property on a cash basis due to the uncertainty of collectability of lease payments from the tenant due to their lack of operating history.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2016, $32.7 million was invested in short-term money market funds and certificates of deposit.

Stock-Based Compensation. Stock-based compensation for equity awards is based on the grant date fair value of the equity investment and is recognized over the requisite service period.

Net Loss Per Share

Basic and diluted net loss per common share for the periods presented is computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents.

Common stock equivalents, determined on a weighted-average outstanding basis, that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive totaled 66,508 shares of restricted stock.

Recent Accounting Pronouncements.

We adopted ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. We applied the guidance in our analysis of our Initial Property and determined that it did not meet the definition of a business. We expect that most of our real estate property acquisitions will be accounted for as asset acquisitions.

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"). Under this new standard the large majority of operating leases are expected to remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. ASU 2016-02 is effective for years beginning after December 15, 2019 as a result of the Company’s election as an emerging growth company, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are not currently a lessee in any material lease arrangements and the amendments in ASU 2016-02 do not significantly change the current lessor accounting model; therefore, we do not currently believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation; Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions, including classification of awards as either equity or liabilities, estimation of forfeitures, and classification on the statement of cash flows. ASU 2016-09 is effective for years beginning after December 15, 2017 as a result of the Company’s election as an emerging growth company, and early adoption is permitted. ASU 2016-09 is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for years beginning after December 15, 2020 as a result of the Company’s election as an emerging growth company with early adoption permitted. The Company is in the initial stage of evaluating the impact of this new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and will apply to transactions such as the sale of real estate. ASU 2014-09 is effective for years beginning after December 15, 2018 as a result of the Company’s election as an emerging growth company. The majority of our revenues related to rental income from leasing arrangements, which is excluded from ASU 2014-09. The Company is currently evaluating the impact that ASU 2014-09 will have on any non-lease components and revenues generated from activities other than leasing.

In February 2017, the FASB has issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. A contract may involve the transfer of both nonfinancial assets and financial assets (e.g., cash and receivables). The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments are effective at the same time Topic 606, Revenue from Contracts with Customers, is effective. This new standard is effective for years beginning after December 15, 2018 as a result of the Company’s election as an emerging growth company. We do not expect this amendment to have an effect on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which clarifies or provides guidance relating to eight specific cash flow classification issues. The standard should be applied retrospectively for each period presented, as appropriate. This new standard is effective for years beginning after December 15, 2018 as a result of the Company’s election as an emerging growth company with early adoption permitted. The impact of this new guidance will depend on future transactions, though the impact will only be related to the classification of those items on the statement of cash flows and will not impact the Company's cash flows or its consolidated results of operations.

Concentration of Credit Risk. Our Initial Property is located in the state of New York.  The ability of our tenant to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which our tenant operates.

As of December 31, 2016, our tenant, PharmaCann, represents 100% of our total base rental revenues.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  As of December 31, 2016, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, consisting of (a) 49,000,000 shares of Class A common stock (the "Class A Common Stock") and (b) 1,000,000 shares of Class B common stock (the "Class B Common Stock"). See Note 8.

In June 2016, we issued 508,065 shares of Class B Common Stock for $508 to certain of our executive officers, directors and a co-founder. Each of these individuals subsequently entered into a redemption agreement with us pursuant to which such shares of Class B Common Stock were redeemed by us in their entirety for $0.001 per share and cancelled immediately before the closing of our initial public offering.

In connection with the Company's issuance of its Class B Common Stock, the Company obtained a third-party valuation to determine the fair value of the shares at the June 15, 2016 grant date and at subsequent modification dates using a Monte Carlo simulation. The fair value calculation was primarily based on management's estimates of the probability of an initial public offering and the estimated proceeds of the offering at the time. The Company recognized stock compensation expense of approximately $3.7 million for the period from June 15, 2016 (date of incorporation) through December 31, 2016 related to issuance of the Class B Common Stock, notwithstanding that fact that all such shares of Class B Common Stock were redeemed by us at par value $0.001 per share, resulting in no value received by any of the executive officers, directors and a co-founder for their purchase of the Class B Common Stock.

The Company completed its initial public offering of 3,350,000 shares of Class A Common Stock at $20.00 per share on December 5, 2016, resulting in $61.1 million in net proceeds.

4. Preferred Stock

The Company is authorized to issue up to 50,000,000 shares preferred stock, par value $0.001 per share. No shares of preferred stock have been issued.

5. Property Acquisition

On December 19, 2016, we completed the acquisition of the Initial Property located in New York, which we purchased from PharmaCann for approximately $30.0 million in a sale-leaseback transaction. The purchase price for our Initial Property was determined by negotiation with the seller after taking into consideration the expected annualized lease revenue, expected lease, operating history, age and condition of the property, and other relevant factors. Concurrent with the closing of the acquisition, we entered into a triple-net lease with PharmaCann, as tenant, who is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to our Initial Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The initial base rent of the PharmaCann lease is approximately $319,580 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the consumer price index, or CPI. The lease also provides that we will receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month. At December 31, 2016, we owned only our Initial Property.

Future contractual minimum rent (including base rent, supplemental base rent and property management fees) under the operating lease as of December 31, 2016 for future periods is summarized as follows (dollars in thousands):

Year	Contractual Minimum Rent
2017 (1)	$5,172
2018	5,327
2019	5,490
2020	5,659
2021	5,729
Thereafter	56,246
Total	$83,623

(1)	$430 was received in December 2016 and will be recognized as revenue in 2017.

6. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.

At December 31, 2016, cash equivalent instruments consisted of $14.7 million in a short-term money market fund which is reported at fair value using Level 1 inputs. The fund invests primarily in short-term U.S. Treasury and government securities.

The carrying amounts of financial instruments such as cash equivalents, receivables, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

7. Common Stock Incentive Plan

In June 2016, our Board of Directors adopted our 2016 Omnibus Incentive Plan (the "2016 Plan"), to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. The 2016 Plan has a term of ten years from the date it was adopted by our Board of Directors. The plan became effective on December 5, 2016. From June 15, 2016 (date of incorporation) through December 31, 2016, we issued 7,208 shares of restricted stock to the non-employee members of our board of directors and 59,300 shares of restricted stock to certain of our executive officers.

A summary of the activity under the 2016 Plan and related information for the period from June 15, 2016 (date of incorporation) through December 31, 2016 is included in the table below.

Stock-based awards, beginning of period	—
Stock awards granted	66,508
Stock-based awards, end of period	66,508
Weighted average grant date fair value of:
Stock-based awards, beginning of period	$—
Stock-based awards granted during the period	17.47
Stock-based awards, end of period	$17.47
Grant date fair value of shares granted during the period	$1,220,028

The remaining unrecognized compensation cost of $1.2 million will be recognized over vesting periods ranging from five months to three years with a weighted-average amortization period remaining as of December 31, 2016 of approximately 8.1 months.

8. Commitments and Contingencies

Environmental Matters. We follow the policy of monitoring our properties, both targeted acquisition and existing properties, for the presence of hazardous or toxic substances.  While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liabilities that would have a material adverse effect on our financial condition, results of operations and cash flow, or that we believe would require disclosure or the recording of a loss contingency.

Litigation. We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9. Related Party Transactions

Founder Shares. As disclosed in “Note 3 – Common Stock, in June 2016, we issued 508,065 shares of Class B Common Stock for $508 to certain of our executive officers, directors and a co-founder. Each of these individuals subsequently entered into a redemption agreement with us pursuant to which such shares of Class B Common Stock were redeemed by us in their entirety for $0.001 per share and cancelled immediately before the closing of our initial public offering.

Reimbursement of IGP Advisers. A portion of the net proceeds from our initial public offering were used to reimburse IGP Advisers for out-of-pocket expenses it incurred in connection with the formation of our Company and initial public offering. In addition, we entered into a consulting agreement with IGP Advisers that provided for, upon the completion of the initial public offering, a consulting fee of $566,000 to IGP Advisers for services rendered to assist us in completing the initial public offering. We also used $375,000 of the net proceeds of the initial public offering to reimburse IGP Advisers for an earnest money deposit that IGP Advisers funded on our behalf, as required by the purchase agreement for our Initial Property. Following the completion of our initial public offering, our agreements with IGP Advisers terminated and IGP Advisers was dissolved; as such we do not expect to transact business with, or incur costs related to, IGP Advisers in the future, as all of our employees were employed directly by us following the completion of our initial public offering.

The amounts reimbursed to IGP Advisers LLC were as follows (dollars in thousands):

Offering Costs	$338
Organizational Costs	34
Corporate Assets	52
Transaction Costs	8
Earnest Money Deposit	375
Consulting Fee	566
Total	$1,373

10. Subsequent Events

Effective as of January 26, 2017, the Company amended its charter to reclassify all shares of Class A Common Stock and Class B Common Stock of the Company as a single class of common stock, par value $0.001 per share.

On January 18, 2017 and January 23, 2017, the Company issued 108,270 shares and 786 shares, respectively, of restricted common stock to certain employees under the 2016 Plan, which shares vest ratably annually on each of January 1, 2018, January 1, 2019 and January 1, 2020.

On January 18, 2017, the Company entered into severance and change of control agreements with certain of its executive officers.

MARTIN HOOD FRIESE
& ASSOCIATES, LLC
2507 South Neil St.
Champaign, Illinois 61820
Phone 217.351.2000
Fax 217.351.7726
www. mhfa.net

INDEPENDENT AUDITOR’S REPORT

To the Board of Members

PharmaCann, LLC and Subsidiaries

Oak Park, Illinois

We have audited the accompanying consolidated financial statements of PharmaCann, LLC and Subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income, members’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Consolidated financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting principles used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmaCann, LLC and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company’s business operations are in the medical cannabis industry which is currently considered illegal under federal law. If the federal government or the states in which the Company operates change the laws with respect to the medical cannabis industry and/or the federal government elects to enforce existing laws, it could be financially harmful to the Company.

Report on Supplementary Information

Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements as a whole. The supplementary information contained in Schedules 1 through 5 is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the consolidated financial statements. The information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the consolidated financial statements or to the consolidated financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the consolidated financial statements as a whole.

/s/ Martin, Hood, Friese & Associates, LLC

Champaign, Illinois

March 8, 2017

PHARMACANN, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
ASSETS

Current Assets
Cash	$20,775,333	$1,325,708
Cash Held in Escrow	200,000	4,287,282
Receivables	57,958	249,465
Note Receivable	199,100	—
Inventory	5,965,188	2,126,234
Prepaid Expenses	727,434	548,483
Deposits	81,000	—
Total Current Assets	28,006,013	8,537,172

Property and Equipment, Net	51,874,031	38,615,581

Other Assets
Restricted Cash	301,000	426,000
Intangibles	18,841	18,841
Deferred Loss on the Sale of Property	1,020,808	—
Deposits	2,292,309	119,618
Total Other Assets	3,632,958	564,459
Total Assets	$83,513,002	$47,717,212

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$759,875	$213,423
Construction Payable	757,910	6,089,636
Accrued Expenses	1,129,602	560,879
Notes Payable, Current	1,999,989	—
Capital Lease Obligation, Current	203,434	—
Convertible Notes Payable, Current	4,650,606	—
Total Current Liabilities	9,501,416	6,863,938

Long-Term Liabilities
Notes Payable, Net of Current Portion	999,995	—
Capital Lease Obligation	29,318,611	—
Convertible Notes Payable	23,582,437	4,650,606
Total Long-Term Liabilities	53,901,043	4,650,606

Total Liabilities	63,402,459	11,514,544

Members’ Equity
Members’ Capital	37,794,957	40,647,976
Retained Deficit	(17,684,414)	(4,445,308)
Total Members’ Equity	20,110,543	36,202,668
Total Liabilities and Members’ Equity	$83,513,002	$47,717,212

See Accompanying Notes

PHARMACANN, LLC AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2016 and 2015

	2016	2015
Net Sales	$3,622,993	$249,689

Cost of Sales
Cost of Sales	2,503,871	215,883
Loss on Inventory Adjustment to Lower of Cost or Market	3,343,710	—
Total Cost of Sales	5,847,581	215,883
Gross Profit (Loss)	(2,224,588)	33,806

Operating Expenses	10,384,513	4,194,077
Income (Loss) from Operations	(12,609,101)	(4,160,271)
Other Income (Expense)
Interest Expense	(430,720)	(13,564)
Interest Income	9,126	6,528
Loss on the Sale of Property	(214,773)	—
Other Income (Expense)	6,362	(1,130)
Total Other Income (Expense)	(630,005)	(8,166)
Net Income (Loss)	$(13,239,106))	$(4,168,437)

See Accompanying Notes

PHARMACANN, LLC AND SUBSIDIARIES

Consolidated Statements of Members’ Equity

For the Years Ended December 31, 2016 and 2015

	Series A Preferred	Class A	Purchase of Member Units on Subscription	Total Members’ Capital	Retained Deficit	Total Members’ Equity

Members’ Equity at December 31, 2014	$20,303,388	$1,000	$—	$20,304,388	$(276,871)	$20,027,517
Contributions from Members	20,343,588	—	—	20,343,588	—	20,343,588
Net Income (Loss)	—	—	—	—	(4,168,437)	(4,168,437)

Members’ Equity at December 31, 2015	40,646,976	1,000	—	40,647,976	(4,445,308)	36,202,668
Contributions from Members	—	4,979,475	4,979,475	(500)	—	(500)
Redemption of Members	—	(4,979,475)	—	(4,979,975)	—	(4,979,975)
Distribution to Members	(10,954)	—		(10,954)	—	(10,954)
Payments on Subscriptions	—	—	2,138,410	2,138,410	—	2,138,410
Net Income (Loss)	—	—	—	—	(13,239106)	(13,239,106)

Members’ Equity at December 31, 2016	$40,636,022	$500	$(2,841,565)	$37,794,957	$(17,684,414)	$20,110,543

See Accompanying Notes

PHARMACANN, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	$(13,239,106)	$(4,168,437)
Adjustment to Reconcile Net Income (Net Loss) to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	390,507	55,523
Loss on Sale of Property	214,773	—
(Increase) Decrease in Assets:
Escrow	4,087,282	(4,287,282)
Restricted Cash	125,000	(426,000)
Receivables	191,507	—
Inventory	(4,621,871)	(2,126,234)
Prepaid Expenses	(178,951)	(548,483)
Deposits	(141,217)	(109,558)
Increase (Decrease) in Liabilities:
Accounts Payable	546,452	213,423
Accrued Expenses	568,723	558,169
Net Adjustments	1,182,205	(6,670,442)
Net Cash Provided by (Used in) Operating Activities	(12,056,901)	(10,838,879)
Cash Flows from Investing Activities
Payments on Construction Payables	(6,089,636)	—
Proceeds on the Sale of Property and Equipment	30,000,000	—
Issuance of Notes Receivable	(199,100)	—
Purchases of Property and Equipment	(12,768,103)	(32,192,361)
Net Cash Provided by (Used in) Investing Activities	10,943,161	(32,192,361)
Cash Flows from Financing Activities
Principal Advances on Convertible Note Payable	23,582,437	4,650,606
Receipts from Subscriptions Receivable	2,138,410	19,000,000
Payments on Notes Payable	(999,995)	—
Principal Advances on Notes Payable, Member	5,000,000	—
Payments on Notes Payable, Member	(5,000,000)	—
Payments on Capital Lease Obligation	(32,755)	—
Deferred Loss on the Sale of Property	(1,020,808)	—
Security Deposit related to Capital Lease Obligation	(2,112,474)	—
Redemption of Members	(979,996)	—
Distribution to Members	(11,454)	—
Contributions from Members	—	20,094,123
Net Cash Provided by (Used in) Financing Activities	20,775,333	43,744,489
Net Change in Cash	19,449,625	713,489
Cash, Beginning of Year	1,325,708	612,219
Cash, End of Year	$20,775,333	$1,325,708
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$579,583	$2,710
Supplemental Disclosure of Non-Cash Financing Information
Purchases of Property and Equipment via Construction Payable	$757,910	$6,089,636
Subscriptions Receivable	$—	$249,465
Interest Expense Capitalized into Property and Equipment	$673,689	$—
Purchase of Property and Equipment via Capital Lease Obligation	$29,554,800	$—
Issuance of Members’ Capital through Subscription Receivable	$4,979,975	$—
Redemption of Members through Notes Payable	$3,999,979	$—

See Accompanying Notes

PHARMACANN, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

1.	Nature of Activities

PharmaCann, LLC and Subsidiaries’ (the Company) principle activities include cultivating, distributing and dispensing medical cannabis to be used by qualified patients for medical use. PharmaCann, LLC is an Illinois limited liability company established in 2014 for the purpose of fulfilling the principal activities. PharmaCann of New York, LLC, a wholly owned subsidiary of PharmaCann, LLC, is a New York limited liability company established in 2015, but did not have any activity for the years ended December 31, 2016 and 2015. PharmaCann Mass, LLC, a wholly owned subsidiary of PharmaCann, LLC, is a Massachusetts limited liability company established in 2016 to act as a management company for future cultivation and dispensary locations in Massachusetts licensed to an independent third party not-for-profit, as disclosed in Note 19. The Company is currently applying for licenses in other states, but only operates in Illinois and New York exclusively as of December 31, 2016.

In Illinois, the Company operates two cultivation centers permitted to grow and process medical cannabis products, which are distributed to Illinois registered medical cannabis dispensaries. The Company operates four registered medical cannabis dispensaries in Illinois that sell medical cannabis and ancillary products to patients that have been certified by the State of Illinois to use medical cannabis.

In New York, the Company is a registered organization and operates one manufacturing facility to grow and process medical cannabis products which are distributed to four New York dispensaries operated by the Company. The Company’s New York dispensaries sell medical cannabis and ancillary products to patients that have been certified by the New York State Department of Health to use medical cannabis.

2.	Summary of Significant Accounting Policies

a.	Inventories are valued at lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

b.	Property and equipment is recorded at cost. Minor additions are expensed in the year incurred. Major additions over $500 are capitalized and depreciated over their estimated useful lives using straight-line or accelerated methods. Useful lives are 5-12 years for equipment, 10 years for furniture and fixtures, 15 years for leasehold improvements, and 39 years for buildings.

c.	The Company recognizes revenue when the transaction is completed upon delivery of the final product to the customers at the point of sale.

d.	The Company expenses shipping and handling costs as they are incurred. Shipping and handling expenses incurred on products sold are included in cost of sales.

e.	Illinois cultivation tax is 7 percent of cannabis sales on wholesale sales to third parties and the Company’s sales to their own dispensaries from cultivation facilities based on the selling price attributed to the amount of cannabis in the product. The Company is paying the cultivation tax on the sales from the cultivation facilities to the owned dispensaries under protest because it is not a true sale. The tax is included in cost of goods sold and totaled $57,452 and $294 for the years ended December 31, 2016 and 2015. In New York, there is no cultivation tax, but there is a 7 percent excise tax on sales at the dispensaries that is collected by the Company and remitted to the state of New York.

f.	Advertising costs are charged to operations when incurred. Advertising expenses totaled $21,165 and $25,443 for the years ended December 31, 2016 and 2015.

g.	Losses from sale-leaseback transactions are deferred and recognized over the life of the underlying leased asset as disclosed in Note 15.

h.	As a limited liability company, the Company’s taxable income or loss is allocated to members in accordance with the Company’s member agreement. Therefore, no provision or liability for income taxes has been included in the consolidated financial statements. On or before March 31 of each year, the Company is required to make mandatory tax distributions on a pro-rata basis in accordance with the member agreement based upon thirty-six percent of the Company’s net taxable income for the previous calendar year.

i.	The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Compensation expense recognized related to the issuance of member unit options is based on the intrinsic method of valuing the underlying options in relation to the estimated value of the Company. Allocation of overhead costs to work in process is based on an estimate of time and resources dedicated to the production of inventory. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that compensation expense and the overhead cost allocation will be revised.

As discussed in the Emphasis of Matter paragraph, cannabis is still considered a Schedule 1 substance under the Controlled Substance Act. As such, there is an inherent risk related to the federal government’s position on cannabis; however, the Company has deemed it not reasonable to estimate a potential liability related to the possible enforcement of laws against the medical marijuana industry.

j.	The Company has evaluated subsequent events through March 8, 2017, the date which the consolidated financial statements were available to be issued.

k.	As of December 31, 2016, the federal and Illinois tax filings since inception remain open for review by tax authorities.

3.	Collateralization of Deposits

Cash is a financial instrument that potentially subjects the Company to a concentration of credit risk. As of December 31, 2016, the Company has bank deposits in financial institutions in excess of the amounts insured by the Federal Deposit Insurance Corporation in the amount of $20,895,094, including cash held in escrow and restricted cash balances.

4.	Cash Held in Escrow and Restricted Cash

Cash held in escrow consists of four escrow accounts for $50,000 each related to four dispensary locations for a total of $200,000 as of December 31, 2016 and 2015, as required by the Illinois Division of Financial and Professional Regulation for medical cannabis dispensaries in Illinois. The balance must remain in escrow as long as the Company maintains its license to operate the dispensaries in Illinois.

As of December 31, 2015, cash held in escrow also included $4,000,000 related to Illinois Department of Agriculture requirements for cultivation centers and $87,282 in escrow related to property taxes that were paid during 2016. In early 2016, the $4,000,000 in escrow for the cultivation centers was released from escrow in lieu of two surety bonds in the amount of $1,500,000 each, which is bound to the State of Illinois.

Restricted cash consists of cash deposits serving as collateral for the two surety bonds in the amount of $250,000 and $375,000 at December 31, 2016 and 2015, respectively, and secured credit facilities in the amount of $51,000 at December 31, 2016 and 2015. The Company also holds an irrevocable letter of credit in the amount of $250,000 and $375,000 as of December 31, 2016 and 2015, respectively, that expires on December 9, 2017, serving as collateral for the balance of the surety bonds.

5.	Note Receivable

On November 7, 2016, PharmaCann Mass, LLC issued a line of credit to an independent not-for-profit and its management company in the amount of $350,000. As of December 31, 2016, the outstanding balance on the line of credit was $199,100. The note matures on December 31, 2018, and bears interest of 16 percent. This note is secured by all assets and all personal property of the borrowers. In the event that PharmaCann Mass, LLC closes on the purchase of the assets of the management company, the independent not-for-profit will become the sole borrower.

6.	Inventory

The major classes of inventory are as follows as of December 31:

	2016	2015
Materials Inventory	$185,275	$161,079
Work in Process	5,447,173	1,886,569
Finished Goods	332,740	78,586
Total Inventory	$5,965,188	$2,126,234

Due to the federal laws against cannabis, the Company is unable to move inventory across state lines to their other locations.

7.	Property and Equipment, Net

Property and equipment consist of the following as of December 31:

	2016	2015
Land	$-	$7,616,957
Building	12,893,730	9,163,687
Leasehold Improvements	6,632,705	1,781,921
Equipment	2,633,355	697,735
Furniture and Fixtures	171,133	40,903
Construction in Progress	1,300,347	19,449,763
Capital Leased Asset	29,554,800	-
Total Property and Equipment	53,186,070	38,750,966
Less: Accumulated Depreciation and Amortization	(1,312,039)	(135,385)
Property and Equipment, Net	$51,874,031	$38,615,581

Depreciation and amortization expense was $1,173,424 and $135,385 for the years ended December 31, 2016 and 2015, of which $782,917 and $79,862 related to the production of inventory was capitalized into work in process, respectively.

Interest expense was $1,689,043 for the year ended December 31, 2016, of which $673,689 was capitalized into Construction in Progress. There was no capitalized interest expense for the year ended December 31, 2015.

8.	Prepaid Expenses

Prepaid expenses consist of the following as of December 31:

	2016	2015
Insurance	$291,936	$194,446
Licenses and Fees	260,162	282,917
Other Prepaids	175,336	71,120
Total Prepaid Expenses	$727,434	$548,483

9.	Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2016	2015
Accrued Interest	$538,390	$13,564
Accrued Compensation	406,631	186,877
Accrued Sales Tax	8,271	-
Other Accrued Expenses	176,310	360,438
Total Accrued Expenses	$1,129,602	$560,879

10.	Convertible Notes Payable

At December 31, 2016 and 2015, the Company had a convertible note payable with a related party with a balance totaling $4,650,606. The note accrues interest at 3.0 percent annually with lump payment due in May 2017. This note is convertible at any time during the life of the note at the holder’s option into 65,565 Series A preferred member units.

The Company had additional convertible notes payable executed in 2016 with six parties with balances totaling $23,582,437, one of which is a related party with a balance of $917,437. The notes accrue interest at 3.0 percent annually with lump payment due in February 2018. These notes are convertible at maturity or change in control into Series A preferred member units, of which the number will be determined by a strike price of the lesser of (A) quotient of $175,000,000 divided by all issued and outstanding units of the Company as of immediately prior to the Maturity Date on a Fully Diluted Basis, or (B) per unit price of the most recently completed sale of Equity Securities by the Company pursuant to a bona fide arm’s length transaction. The notes are also convertible automatically in the event of Qualified Equity Financing (QEF). In the event of a QEF, the noteholder will receive equity securities in the amount of principal and accrued but unpaid interest at the discounted per unit price equivalent to the QEF price per unit plus a 20 percent discount, unless the amount of the discounted per-unit price for conversion of the note is greater than the per unit cap price, then the per unit cap price is used for conversion.

Aggregate annual maturities on convertible notes payable as of December 31, 2016 are due in future twelve month periods ending December 31 as follows:

Year
2017		$4,650,606
2018		23,582,437
	Total Future Maturities on Convertible Notes	$28,233,043

11.	Member Agreement

The Company and its members have entered into an agreement which, among other matters, governs the distributions, liquidation preferences, and transferability of its membership interests.

The Class A Unit holders’ distribution and liquidation rights are subject to and qualified by the rights, powers and preferences of the holders of Series A Preferred Units as summarized below.

Distributions and Conversion

The holders of Series A Preferred Units participate in all distributions of net cash flow on an as-if-converted to Class A Units basis. Each Series A Preferred Unit is convertible (upon the election of the holders of a majority of the Series A Preferred Units) into one Class A Unit at the time of issuance, subject to certain adjustments for unit splits or combinations. The Company’s Amended and Restated Certificate of Designation for the Series A Preferred Units sets forth the mechanics for such conversion.

Holders of Series A Preferred Units are not entitled to any form of dividend.

Liquidation Preferences

In the event of any liquidation event or deemed liquidation event, the holders of Series A Preferred Units shall be entitled to receive, prior and in preference to any proceeds of the liquidation to the holders of Class A Units the greater of (1) the original issue price of the Series A Preferred Units or (2) the distribution they would be entitled to receive on an as-if-converted to Class A Unit basis. If liquidation proceeds are insufficient to cover all members, holders of the Series A Preferred Units will be distributed the full proceeds ratably among themselves.

Transferability

In the event that any Class A Member wishes to transfer any or all of its membership interest in the Company, the Class A Member must first offer to sell the membership interest to the Company and then to the Series A Preferred Members by providing written notice of intent.

12.	Redemption of Members

For the year ended December 31, 2016, the Company entered into purchase agreements with two significant members. Under agreements, the Company redeemed 100 percent of the members’ units for $4,979,975, which was based on the estimated fair value of the Company as agreed upon by the parties. The purchase was paid $979,996 in cash and the remaining $3,999,979 of the purchase price was paid through issuance of promissory notes, included in accompanying consolidated financial statements under the heading Notes Payable, Current and Notes Payable, Net of Current Portion, due in equal quarterly installments until fully paid.

Aggregate annual maturities of these notes payable as of December 31, 2016 are as follows:

Year
2017		$1,999,989
2018		999,995
	Total Future Maturities on Notes Payables	$2,999,984

13.	Member Unit Options

The Company has granted options to certain employees for the purchase of common B member units for the years ended December 31, 2016 and 2015. These options vest over a period up to three years and expire ten years from the date of issuance.

A summary of the unit options for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Common Stock options:
Outstanding at beginning of year	46,391	$58.20	-	$-
Granted	69,579	49.45	46,391	58.20
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(4,661)	48.48	-	-

Outstanding at December 31	111,309	$55.77	46,391	$58.20

As of December 31, 2016

	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Outstanding	Weighted- Average Remaining Contractual Life
Options exercisable at year end:
Member Unit Stock options	111,309	8.58 years	44,976	8.45 years

The Company has elected to value these options using the intrinsic method. Under this method, the options are valued at the date of issuance and any excess of the current per unit value of the Company over the strike price of the options is recognized as compensation expense over the vesting period. No compensation expense was recognized for these options for the years ended December 31, 2016 and 2015.

14.	Operating Lease Commitments

The Company has various non-cancellable operating leases for equipment, land and office space, with monthly payments ranging from $167 to $15,090, expiring through June 2054.

Future minimum lease payments under operating leases as of December 31, 2016 are as follows:

Year
2017		$671,486
2018		338,202
2019		324,232
2020		281,919
2021		175,698
Thereafter		1,282,781
	Total Future Minimum Lease Payments	$3,074,318

Rental expense from the operating leases noted above and other month-to-month leases amounted to $732,499 and $310,405 for the years ended December 31, 2016 and 2015.

15.	Capital Leases and Sale-Leaseback

As part of a sale-leaseback transaction on December 19, 2016, the Company sold their New York cultivation plant and specified equipment for $30,000,000 at a loss of $1,235,581, of which $214,773 was recognized immediately and $1,020,808 will be recognized over the term of the lease.

The Company immediately entered into an agreement to lease the property with an initial lease term of 15 years with two options to extend for five years each. The lease requires monthly payments of the following: $319,580 for base rent, $105,477 for supplemental rent in the first five years of the lease, and 1.5 percent of the current base rent as additional rent for a management fee. The base rent will increase each year at either 4 percent, or 75 percent of the Consumer Price Index, whichever is greater. The total monthly rent payment for the first twelve months is $429,907.

In relation to the lease, the Company has a security deposit of $2,112,474. Between month seven and month sixty of the lease, the security deposit will be reduced to $1,056,237 if the Company achieves annualized EBITDA of $10,000,000, measured over a continuous six-month period.

Due to the sale-leaseback transaction occurring on December 19, 2016, there is no amortization of the leased asset or the deferred loss for the year-ended December 31, 2016.

Future minimum lease payments under capital leases as of December 31, 2016 are as follows:

2017	$4,741,897
2018	5,327,402
2019	5,489,868
2020	5,658,835
2021	5,729,082
Thereafter	56,246,465
Net Minimum Capital Lease Payments	83,193,549
Less: Amount Representing Interest	(53,671,504)
Present Value of Net Minimum Lease Payments	$29,522,045

16.	Related-Party Transactions

The Company contracts architectural and construction services to companies related through common ownership. The following is a summary of the related party activities for the years ended December 31, 2016 and 2015:

	2016		2015
		Accounts		Accounts
	Payments	Payable	Payments	Payable

Vendor A	$214,678	$-	$927,388	$205,789
Vendor B	225,385	30,082	1,095,055	-
Vendor C	16,538,250	699,962	13,241,547	5,413,315

17.	Significant Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

The Company has been granted a license to cultivate and distribute cannabis for medical purposes pursuant to the laws of Illinois and New York. Presently, this industry is illegal under federal law. The Company has and intends to continue to adhere strictly to the statutes in the states in which it operates.

18.	Commitments and Contingencies

The Company has entered into certain construction contracts related to the building of cultivation centers. The remaining commitment associated with these contracts totaled approximately $216,000 as of December 31, 2016.

As part of the sale-leaseback transaction in Note 15, the Company is required to perform specified improvements to build-out greenhouse zones that are not yet completed. These improvements do not qualify as continued involvement for sales-leaseback treatment because the sale is not contingent on the improvements being completed. The improvements must be completed no later than June 30, 2020, but can be deferred until June 30, 2022 if the Company achieves annualized EBITDA of $10,000,000, measured over a trailing six-month period on the date ninety days prior to June 30, 2020. Due to uncertainty in construction costs over the next 6 years, the Company is not able to accurately estimate the commitment; however, the Company believes that improvements will cost approximately $2,500,000 based on an initial estimate. This estimate could change significantly over the four-year period.

19.	Subsequent Events

Subsequent to year-end on January 6, 2017, the Company paid-off the full balance of the convertible notes payable current portion in Note 10.

On January 19, 2017, PharmaCann Mass, LLC (MASS) executed an Asset Purchase agreement to acquire certain assets of a Massachusetts company that previously provided lending and real estate leasing services to an independent not-for-profit entity, which are the same parties discussed in Note 5. This not-for-profit entity has been awarded a provisional license to operate one medical cannabis cultivation center and one medical cannabis dispensary facility in the state of Massachusetts. MASS’s purchase is expected to close in March. The purchase price consists of a cash payment of approximately $0.9M, which is due at closing, as well as up to 6,279 Class A Units, which will be delivered in three separate tranches subject to MASS’s achievement of certain milestones within the state. These units may be reduced on a dollar for dollar basis by any undisclosed liabilities that were not revealed to MASS prior to September 30, 2016, thereby reducing the overall value of MASS’s purchase price. For purposes of this transaction, these units were priced at a value of $550,000, or $87.60 per unit.

On January 27, 2017, MASS executed a master management and services agreement with the independent third-party not-for-profit entity noted above. This agreement details the services to be provided by MASS for the not-for-profit entity. The management and services agreement stipulates the following:

•	Each fee below may be deferred in total until the license holder’s operations generate sufficient cash flows to pay for such services.

o	Administrative Fee - The not-for-profit entity must pay MASS a 15 percent surcharge on the cost of any goods or services provided by MASS to the not-for-profit or procured by MASS on behalf of the not-for-profit, which is billed at MASS’s discretion.

o	Intellectual Property License Fee – The not-for-profit entity must pay MASS $250,000 in annual royalties for use of MASS’s licensed property.

o	MASS employees will assist the not-for-profit entity with various services at set billable rates that increase 3 percent annually.

•	MASS issued the not-for-profit entity a working capital line of credit not to exceed $4,000,000, with a term of 120 months after the date of execution. The line bears interest at 18 percent. Accrued interest will be added to the principal balance each month after the first advance. Amounts repaid may be re-borrowed under this facility.

On January 30, 2017, the Company created a new entity, PharmaCann Penn LLC (PENN), a wholly owned subsidiary of PharmaCann LLC, to pursue cultivation and dispensary operations in Pennsylvania. PharmaCann intends to apply, through this subsidiary, for up to six dispensary permits and two cultivation permits. As a result of the application process, the Company will pay approximately $630,000 in application fees. Because it can only receive up to one cultivation license and one dispensary license, approximately $350,000 of these application fees will be refunded to the Company once permits are awarded later this year. In addition, the Company will be required to maintain approximately $2.2 million as proof of sufficient capital to carry out its potential Pennsylvania operations.

The Company has evaluated subsequent events through March 8, 2017, the date which the consolidated financial statements were available to be issued.

Schedule 1

PHARMACANN, LLC AND SUBSIDIARIES

Schedules of Consolidated Operating Expenses

For the Years Ended December 31, 2016 and 2015

	Consolidated
	2016	2015

Compensation & Benefits	$4,346,669	$1,496,220
Professional Fees	2,204,862	1,025,075
Marketing	1,274,305	289,602
Occupancy	687,243	321,708
Interest Expense	574,634	-
Depreciation and Amortization	390,507	55,523
Licenses & Permits	273,450	569,754
Insurance	176,831	44,189
Travel & Entertainment	165,075	64,844
Business Development	25,597	22,638
Other	265,340	304,524

Total Operating Expenses	$10,384,513	$4,194,077

Schedule 2

PHARMACANN, LLC AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2016

		PharmaCann of
	PharmaCann, LLC	New York, LLC	PharmaCann Mass, LLC	Eliminations	Consolidated Totals

ASSETS
Current Assets
Cash	$20,775,333	$-	$-	$-	$20,775,333
Cash Held in Escrow	200,000	-	-	-	200,000
Subscriptions Receivable	57,958	-	-	-	57,958
Note Receivable	-	-	199,100		199,100
Inventory	5,965,188	-	-		5,965,188
Prepaid Expenses	727,434	-	-	-	727,434
Due from PharmaCann Mass, LLC	415,061	-	-	(415,061)	-
Deposits	-	-	81,000	-	81,000
Total Current Assets	28,140,974	-	280,100	(415,061)	28,006,013

Property and Equipment, Net	51,874,031			-	51,874,031

Other Assets
Restricted Cash	301,000	-	-	-	301,000
Intangibles	18,841	-	-	-	18,841
Deferred Loss on the Sale of Property	1,020,808	-	-	-	1,020,808
Deposits	2,292,309	-	-	-	2,292,309
Total Other Assets	3,632,958	-	-	-	3,632,958

Total Assets	$83,647,963	$-	$280,100	$(415,061)	$83,513,002

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts Payable	$759,875	$-	$-	$-	$759,875
Construction Payable	757,910	-	-	-	757,910
Accrued Expenses	1,129,602	-	-	-	1,129,602
Notes Payable, Current	1,999,989	-	-	-	1,999,989
Capital Lease Obligation, Current	203,434	-	-	-	203,434
Convertible Notes Payable, Current	4,650,606	-	-	-	4,650,606
Due to PharmaCann, LLC	-	-	415,061	(415,061)	-
Total Current Liabilities	9,501,416	-	415,061	(415,061)	9,501,416

Long-Term Liabilities
Note Payable, Net of Current Portion	999,995	-	-	-	999,995
Capital Lease Obligation	29,318,611	-	-	-	29,318,611
Convertible Note Payable	23,582,437	-	-	-	23,582,437
	53,901,043	-	-	-	53,901,043

Total Liabilities	63,402,459	-	415,061	(415,061)	63,402,459

Members' Equity
Members' Capital	37,794,957	-	-	-	37,794,957
Retained Deficit	(17,549,453)	-	(134,961)	-	(17,684,414)
Total Members' Equity	20,245,504	-	(134,961)	-	20,110,543

Total Liabilities and Members' Equity	$83,647,963	$-	$280,100	$(415,061)	$83,513,002

Schedule 3

PHARMACANN, LLC AND SUBSIDIARIES

Consolidating Statement of Income

For the Year Ended December 31, 2016

		PharmaCann of
	PharmaCann, LLC	New York, LLC	PharmaCann Mass, LLC	Eliminations	Consolidated Total

Net Sales	$3,622,993	$-	$-	$-	$3,622,993

Cost of Sales
Cost of Sales	2,503,871	-	-	-	2,503,871
Loss on Inventory Adjustment to Lower of Cost or Market	3,343,710	-	-	-	3,343,710
Total Cost of Sales	5,847,581	-	-	-	5,847,581

Gross Profit (Loss)	(2,224,588)	-	-	-	(2,224,588)

Operating Expenses	10,249,552	-	134,961	-	10,384,513

Income (Loss) from Operations	(12,474,140)	-	(134,961)	-	(12,609,101)

Other Income (Expense)
Interest Expense	(430,720)	-	-	-	(430,720)
Interest Income	9,126	-	-	-	9,126
Loss on the Sale of Property	(214,773)	-	-	-	(214,773)
Other Expense	6,362	-	-	-	6,362

Total Other Income (Expense)	(630,005)	-	-	-	(630,005)

Net Income (Loss)	$(13,104,145)	$-	$(134,961)	$-	$(13,239,106)

Schedule 4

PHARMACANN, LLC AND SUBSIDIARY

Consolidating Balance Sheet

December 31, 2015

		PharmaCann of		Consolidated
	PharmaCann, LLC	New York, LLC	Eliminations	Totals

ASSETS
Current Assets
Cash	$1,325,708	$-	$-	$1,325,708
Cash Held in Escrow	4,287,282	-	-	4,287,282
Subscriptions Receivable	249,465	-	-	249,465
Note Receivable	-	-		-
Inventory	2,126,234	-		2,126,234
Prepaid Expenses	548,483	-	-	548,483
Due from PharmaCann Mass, LLC	-	-	-	-
Deposits	-	-	-	-
Total Current Assets	8,537,172	-	-	8,537,172

Property and Equipment, Net	38,615,581	-	-	38,615,581

Other Assets
Restricted Cash	426,000	-	-	426,000
Intangibles	18,841	-	-	18,841
Deferred Loss on the Sale of Property	-	-	-	-
Deposits	119,618	-	-	119,618
Total Other Assets	564,459	-	-	564,459

Total Assets	$47,717,212	$-	$-	$47,717,212

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts Payable	$213,423	$-	$-	$213,423
Construction Payable	6,089,636	-	-	6,089,636
Accrued Expenses	560,879	-	-	560,879
Notes Payable, Current	-	-	-	-
Capital Lease Obligation, Current	-	-	-	-
Convertible Notes Payable, Current	-	-	-	-
Due to PharmaCann, LLC	-	-	-	-
Total Current Liabilities	6,863,938	-	-	6,863,938

Long-Term Liabilities
Note Payable, Net of Current Portion	-	-	-	-
Capital Lease Obligation	-	-	-	-
Convertible Note Payable	4,650,606	-	-	4,650,606
	4,650,606	-	-	4,650,606

Total Liabilities	11,514,544	-	-	11,514,544

Members' Equity
Members' Capital	40,647,976	-	-	40,647,976
Retained Deficit	(4,445,308)	-	-	(4,445,308)
Total Members' Equity	36,202,668	-	-	36,202,668

Total Liabilities and Members' Equity	$47,717,212	$-	$-	$47,717,212

Schedule 5

PHARMACANN, LLC AND SUBSIDIARY

Consolidating Statement of Income

For the Year Ended December 31, 2015

		PharmaCann of
	PharmaCann, LLC	New York, LLC	Eliminations	Consolidated Total

Net Sales	$249,689	$-	$-	$249,689

Cost of Sales
Cost of Sales	215,883	-	-	215,883
Loss on Inventory Adjustment to Lower of Cost or Market	-	-	-	-
Total Cost of Sales	215,883	-	-	215,883

Gross Profit (Loss)	33,806	-	-	33,806

Operating Expenses	4,194,077	-	-	4,194,077

Income (Loss) from Operations	(4,160,271)	-	-	(4,160,271)

Other Income (Expense)
Interest Expense	(13,564)	-	-	(13,564)
Interest Income	6,528	-	-	6,528
Loss on the Sale of Property	-	-	-	-
Other Expense	(1,130)	-	-	(1,130)

Total Other Income (Expense)	(8,166)	-	-	(8,166)

Net Income (Loss)	$(4,168,437)	$-	$-	$(4,168,437)

