Form 10-Q
period 2017-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2017-05-11
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17190 Bernardo Center Drive, San Diego, CA 92128	(858) 997-3332
(Address of principal executive offices)	(Registrant's telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of May 11, 2017 there were 3,526,428 outstanding shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

MARCH 31, 2017

TABLE OF CONTENTS

PART I

 PART II

PART I

Item 1. Financial Statements

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Assets	March 31, 2017	December 31, 2016
Real estate, at cost:
Land	$7,600	$7,600
Buildings and improvements	22,475	22,475
Total real estate, at cost	30,075	30,075
Less accumulated depreciation	(187)	(27)
Net real estate held for investment	29,888	30,048
Cash and cash equivalents	33,351	33,003
Prepaid insurance and other assets, net	268	276
Total assets	$63,507	$63,327
Liabilities and stockholders' equity
Accounts payable, accrued expenses and other liabilities	$344	$70
Offering cost liability	—	276
Rents received in advance and tenant security deposit	2,545	2,542
Total liabilities	2,889	2,888
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share, 50,000,000 shares and no shares authorized, and 3,525,564 shares and no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4	—
Class A common stock, par value $0.001 per share, no shares and 49,000,000 shares authorized, and no shares and 3,416,508 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	3
Class B common stock, par value $0.001 per share, no shares and 1,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	65,597	64,828
Accumulated deficit	(4,983)	(4,392)
Total stockholders' equity	60,618	60,439
Total liabilities and stockholders' equity	$63,507	$63,327

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statement of Operations
for the Three Months Ended March 31, 2017
(Unaudited)

(Dollars in thousands, except share and per share amounts)

Revenues:
Rental	$1,290
Other	35
Total revenues	1,325
Expenses:
General and administrative	985
Stock-based compensation	770
Depreciation	161
Total expenses	1,916
Net loss	$(591)
Net loss per share (basic and diluted)	$(0.18)
Weighted average shares outstanding:
Basic and diluted	3,350,000

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statement of Stockholders' Equity
for the Three Months Ended March 31, 2017
(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Shares of common stock	Common stock	Additional Paid-in-capital	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2016	3,416,508	$3	$64,828	$(4,392)	$60,439
Net loss	—	—	—	(591)	(591)
Reclassification of Class A and Class B common stock to common stock	*	*	—	—	—
Stock-based compensation	109,056	1	769	—	770
Balance, March 31, 2017	3,525,564	$4	$65,597	$(4,983)	$60,618

* Effective as of January 26, 2017, each share of the Company’s outstanding Class A common stock and Class B common stock was reclassified as, and become one share of, a new single class of common stock named “common stock”. There were no shares of Class B common stock outstanding as of January 26, 2017, as all such shares were redeemed by the Company for $0.001 per share (par value) immediately prior to the Company's initial public offering in December 2016.

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statement of Cash Flows
for the Three Months Ended March 31, 2017
(Unaudited)

(Dollars in thousands)

Cash flows from operating activities
Net loss	$(591)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	161
Amortization of stock-based compensation awards	770
Changes in assets and liabilities
Prepaid insurance and other assets, net	7
Accounts payable, accrued expenses, and other liabilities	275
Security deposit	2
Net cash provided by operating activities	624
Cash flows from financing activities
Initial public offering costs	(276)
Net cash used in financing activities	(276)
Net increase in cash and cash equivalents	348
Cash and cash equivalents, December 31, 2016	33,003
Cash and cash equivalents, March 31, 2017	$33,351

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to Condensed Consolidated Financial Statements
March 31, 2017

(Unaudited)

 1. Organization

Innovative Industrial Properties, Inc. (the "Company", "we", "us", and "our"), formerly known as Innovative Greenhouse Properties, Inc. and incorporated in Maryland on June 15, 2016, was formed to own specialized industrial real estate assets primarily leased to tenants in the regulated medical-use cannabis industry.

On December 5, 2016, the Company completed its initial public offering of 3,350,000 shares of its Class A common stock, par value $0.001 per share, at a public offering price of $20.00 per share. The Company received net proceeds of approximately $61.1 million from the offering.

As of March 31, 2017, the Company owned one 127,000 square foot industrial property located in New York (the "Initial Property"), which the Company purchased on December 19, 2016 from PharmaCann LLC ("PharmaCann") for approximately $30.0 million in a sale-leaseback transaction.

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

2. Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Basis of Presentation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements.

This interim financial information should be read in conjunction with the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company's Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2017.

Federal Income Taxes.  We intend to elect and to operate our business so as to qualify, and to be taxed, as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2017. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. The income taxes recorded on our consolidated statement of operations represent amounts paid for city and state income and franchise taxes.

Use of Estimates.  The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. Actual results may differ materially from these estimates and assumptions.

Acquisition of Real Estate Properties.  Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region and the fair value of buildings on as as-if vacant basis. Acquisition costs are capitalized as incurred. The acquisition of our Initial Property was recorded as an asset acquisition.

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

Provision for Impairment.  Another significant judgment must be made as to if, and when, impairment losses should be taken on our property when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. As of March 31, 2017, no impairment losses were recognized.

Revenue Recognition and Accounts Receivable.  Our Initial Property lease and future tenant leases are expected to be triple-net leases, an arrangement under which the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance. We anticipate that all leases will be accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Rental increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursements in the period when such costs are incurred.

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

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2017, $32.8 million was invested in short-term money market funds and certificates of deposit.

Stock-Based Compensation. Stock-based compensation for equity awards is based on the grant date fair value of the equity investment and is recognized over the requisite service period.

Net Loss Per Share. Basic and diluted net loss per common share for the three months ended March 31, 2017 is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents.

Common stock equivalents, determined on a weighted-average outstanding basis, that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive totaled 154,921 shares of restricted stock.

Recently Adopted Accounting Pronouncements. In May 2015, the FASB issued ASU No. 2015-07 that eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value per share practical expedient in the FASB’s fair value measurement guidance. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments were applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. Adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements. In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"). Under this new standard the large majority of operating leases are expected to remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. ASU 2016-02 is effective for years beginning after December 15, 2019 as a result of the Company’s election as an emerging growth company, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are not currently a lessee in any material lease arrangements and the amendments in ASU 2016-02 do not significantly change the current lessor accounting model; therefore, we do not currently believe that the adoption of this standard will have a material impact on our consolidated financial statements.

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

As of March 31, 2017, our tenant, PharmaCann, represented 100% of our total annualized base rental revenues.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  As of March 31, 2017, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share. Effective as of January 26, 2017, the Company amended its charter to reclassify all shares of Class A Common Stock and Class B Common Stock of the Company as a single class of common stock, par value $0.001 per share. See Note 7.

4. Preferred Stock

The Company is authorized to issue up to 50,000,000 shares preferred stock, par value $0.001 per share. No shares of preferred stock have been issued.

5. Initial Property

We purchased the Initial Property located in New York, from PharmaCann for approximately $30.0 million in a sale-leaseback transaction. PharmaCann, as tenant, is responsible under the triple-net lease for paying all structural repairs, maintenance expenses, insurance and taxes related to our Initial Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The initial base rent of the PharmaCann lease is approximately $319,580 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the consumer price index, or CPI. The lease also provides that we will receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month. At March 31, 2017, we owned only our Initial Property.

Future contractual minimum rent (including base rent, supplemental base rent and property management fees) under the operating lease as of March 31, 2017 for future periods is summarized as follows (dollars in thousands):

Year	Contractual Minimum Rent
2017 (nine months ending December 31)	$3,882
2018	5,327
2019	5,490
2020	5,659
2021	5,729
Thereafter	56,246
Total	$82,333

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

At March 31, 2017, cash equivalent instruments consisted of $6.8 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, receivables, accounts payable, accrued expenses and other liabilities approximate their relative fair values due to the short-term maturities and market rates of interest of these instruments.

7. Common Stock Incentive Plan

Our Board of Directors adopted our 2016 Omnibus Incentive Plan (the "2016 Plan") to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. The 2016 Plan has a term of ten years from the date it was adopted by our Board of Directors. During the three months ended March 31, 2017, we issued 109,056 shares of restricted common stock to certain of our executive officers and employees.

A summary of the activity under the 2016 Plan and related information for the three months ended March 31, 2017 is included in the table below.

Stock-based awards, beginning of period	66,508
Stock awards granted	109,056
Stock-based awards, end of period	175,564
Weighted average grant date fair value of:
Stock-based awards, beginning of period	$17.47
Stock-based awards granted during the period	$18.68
Stock-based awards, end of period	$18.55
Grant date fair value of shares granted during the period	$2,037,268

The remaining unrecognized compensation cost of $2.4 million will be recognized over vesting periods ranging from two months to three years with a weighted-average amortization period remaining as of March 31, 2017 of approximately 2.4 years.

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

9. Subsequent Events

On May 1, 2017, the Company executed an agreement to purchase the 9220 Alaking Court property in Capitol Heights, Maryland, which is currently under development and expected to comprise approximately 72,000 square feet upon completion. The initial purchase price is $8 million, with an additional $3 million payable to the seller upon completion of certain development milestones and an additional $4 million payable to the tenant as reimbursement for certain tenant improvements. Concurrent with the closing of the purchase, the Company expects to enter into a triple-net lease agreement with the tenant for use as a medical cannabis cultivation facility. The Company also agreed to separately fund a rent reserve equal to $1.9 million, which will be drawn down each month (starting in month four) to pay base rent and property management fee until depleted. The initial term of the lease is 16 years, with three options to extend the term of the lease for three additional five year periods. The initial annualized base rent, after a three month rent abatement period, is subject to the rent reserve and is expected to be 15% of the sum of the initial purchase price, the additional seller reimbursement and the reimbursed tenant improvements, with 3.25% annual escalations for the initial term of the lease. The tenant is also responsible for paying the Company a 1.5% property management fee of the then-existing base rent under the lease. The transaction for the Alaking Court property is subject to the Company's continued diligence and customary closing conditions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the medical-use cannabis industry; concentration of our expected portfolio of assets and limited number of expected tenants; our understanding of our competition and our expected tenants' alternative financing sources; the estimated growth in the medical-use cannabis market; the demand for medical-use cannabis cultivation and processing facilities; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding medical-use cannabis; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our expected leverage; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our target assets and our borrowings used to fund such investments; changes in interest rates and the market value of our target assets; rates of default on leases for our target assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to qualify as a REIT and, once qualified, maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company's filings and reports.

The purpose of this Management's Discussion and Analysis ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and cash. MD&A is provided as a supplement to, and should be read in conjunction with, the Company's condensed consolidated financial statements and accompanying notes.

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

Emerging Growth Company

We have elected to be an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, among other things:

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

We may take advantage of the other provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Competitive Environment

We face competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds, hard money lenders and other real estate investors, as well as potential tenants (cannabis operators themselves), all of whom may compete with us in our efforts to acquire real estate zoned for cannabis cultivation and production operations. Competition from others may diminish our opportunities to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we acquire, which would adversely affect our financial results.

Operating Expenses

Our operating expenses generally consist of general and administrative expenses, including personnel costs, legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. As we have with the lease at our Initial Property, we generally expect to structure our leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

Our Qualification as a REIT

We have been organized and we intend to elect, and to operate our business so as to qualify, to be taxed as a REIT, for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2017. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In order for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock.

Results of Operations

We were formed on June 15, 2016. We commenced active real estate operations on December 19, 2016 with the acquisition of our Initial Property. As of March 31, 2017, we owned only our Initial Property.

As a result of the timing of our formation, initial public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the three months ended March 31, 2017. We expect revenue and expenses to increase in future periods as we acquire additional properties.

Revenues

Rental. Our rental revenues for the three months ended March 31, 2017 related to rent generated from our Initial Property, which we acquired on December 19, 2016.

Other. Other revenues for the three months ended March 31, 2017 related to interest earned on our cash and cash equivalents.

Expenses

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2017 was primarily related to compensation and occupancy costs for our employees and corporate office.

Stock-Based Compensation Expense. Stock-based compensation for equity awards is based on the grant date fair value of restricted stock that was granted to certain of our employees and non-employee members of our board of directors during 2016 and during the three months ended March 31, 2017, which is recognized over the requisite service period.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2017 related to depreciation of our Initial Property, which we acquired in December 2016.

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

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2017 were approximately $624,000. Cash flows provided by operating activities were generally from contractual rent from our Initial Property, offset by our general and administrative expense and other costs of operating our Initial Property.

Investing Activities

We completed no investments during the three months ended March 31, 2017. On May 1, 2017, we entered into an agreement to purchase the property located at 9220 Alaking Court in Capitol Heights, Maryland. The initial purchase price is $8 million, and upon the completion of certain development milestones by the seller after the closing of the acquisition, we have agreed to reimburse the seller an additional $3 million. The tenant for the property is also expected to complete tenant improvements for the building, for which we have agreed to provide reimbursement of up to $4 million. Assuming full reimbursement for each step of the development, our total investment in the property will be $15 million. We also agreed to separately fund a rent reserve equal to $1.9 million, which will be drawn down each month (starting in month four) to pay base rent and property management fee until depleted. We intend to fund these payments in cash using a portion of the remaining proceeds from our initial public offering completed in December 2016. The closing of the transaction is subject to our continued diligence and customary closing conditions.

Financing Activities

We paid initial stock offering costs of approximately $276,000 during the three months ended March 31, 2017.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. We are a newly formed company and have not paid or declared a distribution to stockholders as of May 11, 2017. Our ability to pay dividends is dependent upon our ability to generate cash flows and to make accretive new investments.

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

Management believes that AFFO and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adding to FFO certain non-cash expenses, consisting primarily of non-cash stock-based compensation expense.

Our computation of FFO and AFFO may differ from the methodology for calculating FFO and AFFO utilized by other equity REITs and, accordingly, may not be comparable to such REITs. Further, FFO and AFFO do not represent cash flow available for management's discretionary use. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO and AFFO should be considered only as supplements to net income (loss) computed in accordance with GAAP as measures of operations.

The table below is a reconciliation of net loss to FFO and AFFO for the three months ended March 31, 2017.

For the Three Months
(Dollars in thousands, except share and per share amounts)	Ended March 31, 2017
Net loss	$(591)
Real estate depreciation	161
FFO	(430)
Stock-based compensation	770
AFFO	$340
FFO per common share-basic	$(0.13)
AFFO per common share-diluted	$0.10
Weighted-average common shares outstanding-basic	3,350,000
Weighted-average common shares outstanding-diluted	3,504,921

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates and assumptions. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our condensed consolidated financial statements.

Acquisition of Rental Property, Depreciation and Impairment

In order to prepare our condensed consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of our building is computed using the straight-line method over an estimated useful life of 35 years, which we believe is an appropriate estimate of useful life. If we use a shorter or longer estimated useful life, it could have a material impact on our consolidated results of operations.

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

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is anticipated to be the largest component of our condensed consolidated balance sheet. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, they could have a material impact on our consolidated results of operations.

Revenue Recognition and Accounts Receivable

Our Initial Property lease and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance. We anticipate that all leases will be accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Any rental revenue contingent upon a tenant's sales is recognized only after the tenant exceeds its sales breakpoint. Rental increases based upon changes in the CPI are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses will be included in tenant reimbursements in the period when such costs are incurred.

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

Adoption of New or Revised Accounting Standards

As an "emerging growth company" under the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. An "emerging growth company" may opt out of the extended transition period for complying with new or revised accounting standards. A decision to opt out, however, is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the standard for the private company. This may make comparison of our financial statements with a public company that either is not an "emerging growth company" or is an "emerging growth company" that has opted out of using the extended transition period difficult or impossible as different or revised accounting standards may be used.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2017 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016. The risks as updated below and as described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

In addition, Congress enacted an omnibus spending bill for fiscal year 2017 including a provision prohibiting the U.S. Department of Justice (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, is effective only until September 30, 2017 and must be renewed by Congress. In USA vs. McIntosh, the United States Court of Appeals for the Ninth Circuit held that this provision prohibits the U.S. Department of Justice from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the U.S. Department of Justice may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants may subsequently cultivate adult-use cannabis in our medical-use cannabis facilities, if permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively medical-use cannabis facilities, including not providing protection under the above Congressional spending provision.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On November 30, 2016, our registration statement on Form S-11/A (File No. 333-214148) was declared effective for our initial public offering, pursuant to which we registered and sold 3,350,000 shares of Class A common stock at a public offering price of $20.00 per share. The offering commenced on November 30, 2016 and was completed on December 30, 2016. The underwriters did not exercise their 30-day option to purchase an additional 502,500 shares of Class A common stock. We received net proceeds of approximately $61.1 million after deducting underwriting discounts and commissions and our offering expenses (including, but not limited to, $338,000 in offering costs that were reimbursed to IGP Advisers, a company that was owned by Alan Gold, our executive chairman, Paul Smithers, our president, chief executive officer and director, and Gregory Fahey, our former chief accounting officer and treasurer). Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading LLC acted as joint book running managers for the offering.

As of May 11, 2017, approximately $30.0 million of the net proceeds from our initial public offering have been used to acquire our Initial Property. We intend to invest the remaining net proceeds in specialized industrial real estate assets that support the regulated medical-use cannabis industry that are consistent with our investment strategy and for general corporate purposes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of Innovative Industrial Properties, Inc.(1)
10.1	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(2)
10.2	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(2)
10.3	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Robert Sistek.(2)
10.4	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(2)
10.5	Purchase and Sale Agreement and Joint Escrow Instructions dated as of May 1, 2017 between IIP Operating Partnership, LP and PGHI LLC.(3)
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

(1)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on January 27, 2017.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(3)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on May 4, 2017.

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

Dated May 11, 2017