Form 10-Q
period 2017-06-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2017-08-10
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11440 West Bernardo Court, Suite 220
San Diego, CA 92127	(858) 997-3332
(Address of principal executive offices)	(Registrant's telephone number)

17190 Bernardo Center Drive, San Diego, CA 92128

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
		(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

As of August 10, 2017 there were 3,501,147 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

JUNE 30, 2017

PART I

Item 1. Financial Statements

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Real estate, at cost:
Land	$10,385	$7,600
Buildings and improvements	27,881	22,475
Total real estate, at cost	38,266	30,075
Less accumulated depreciation	(363)	(27)
Net real estate held for investment	37,903	30,048
Cash and cash equivalents	25,756	33,003
Prepaid insurance and other assets, net	253	276
Total assets	$63,912	$63,327
Liabilities and stockholders' equity
Accounts payable, accrued expenses and other liabilities	$563	$70
Dividends payable	525	—
Offering cost liability	—	276
Rents received in advance and tenant security deposits	2,846	2,542
Total liabilities	3,934	2,888
Commitments and contingencies (Note 7 and 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share, 50,000,000 shares and no shares authorized, and 3,501,147 shares and no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4	—
Class A common stock, par value $0.001 per share, no shares and 49,000,000 shares authorized, and no shares and 3,416,508 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	3
Class B common stock, par value $0.001 per share, no shares and 1,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	65,379	64,828
Accumulated deficit	(5,405)	(4,392)
Total stockholders' equity	59,978	60,439
Total liabilities and stockholders' equity	$63,912	$63,327

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

 Condensed Consolidated Statements of Operations

for the Three and Six Months Ended June 30, 2017

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Revenues:
Rental	$1,289	$2,579
Total revenues	1,289	2,579
Expenses:
General and administrative	1,466	3,221
Severance	113	113
Depreciation	175	336
Total expenses	1,754	3,670
Loss from operations	(465)	(1,091)
Other income	43	78
Net loss	$(422)	$(1,013)
Net loss per share (basic and diluted)	$(0.13)	$(0.31)
Weighted average shares outstanding:
Basic and diluted	3,364,948	3,357,515
Dividends declared per common share	$0.15	$0.15

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statement of Stockholders' Equity

for the Six Months Ended June 30, 2017

(Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	3,416,508	$3	$64,828	$(4,392)	$60,439
Net loss	—	—	—	(1,013)	(1,013)
Reclassification of Class A and Class B common stock to common stock	*	*	—	—	—
Common stock dividends	—	—	(525)	—	(525)
Net issuance of unvested restricted stock	84,639	1	(299)	—	(298)
Stock-based compensation	—	—	1,375	—	1,375
Balance, June 30, 2017	3,501,147	$4	$65,379	$(5,405)	$59,978

* Effective as of January 26, 2017, each share of the Company’s outstanding Class A common stock and Class B common stock was reclassified as, and became one share of, a new single class of common stock named “common stock”. There were no shares of Class B common stock outstanding as of January 26, 2017, as all such shares were redeemed by the Company for $0.001 per share (par value) immediately prior to the Company's initial public offering in December 2016.

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statement of Cash Flows

for the Six Months Ended June 30, 2017

(Unaudited)

(In thousands)

Operating activities
Net loss	$(1,013)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	336
Amortization of stock-based compensation awards	1,375
Changes in assets and liabilities
Prepaid insurance and other assets, net	23
Accounts payable, accrued expenses, and other liabilities	474
Security deposit	304
Net cash provided by operating activities	1,499
Investing activities
Purchases of investments in real estate	(8,166)
Capital expenditures	(6)
Net cash used in investing activities	(8,172)
Financing activities
Initial public offering costs	(276)
Taxes paid related to net share settlement of equity awards	(298)
Net cash used in financing activities	(574)
Net decrease in cash and cash equivalents	(7,247)
Cash and cash equivalents, December 31, 2016	33,003
Cash and cash equivalents, June 30, 2017	$25,756

Supplemental disclosure of non-cash investing and financing activities
Accrual for common stock dividend declared	$525
Accrued transaction costs for purchases of investments in real estate	19

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

1. Organization

Innovative Industrial Properties, Inc. (the "Company", "we", "us" and "our"), formerly known as Innovative Greenhouse Properties, Inc. and incorporated in Maryland on June 15, 2016, was formed to own specialized industrial real estate assets primarily leased to tenants in the regulated medical-use cannabis industry.

On December 5, 2016, the Company completed its initial public offering of 3,350,000 shares of its Class A common stock, par value $0.001 per share, at a public offering price of $20.00 per share. The Company received net proceeds of approximately $61.1 million from the offering.

As of June 30, 2017, the Company owned two properties: a 127,000 square foot industrial property located in New York, which the Company purchased in December 2016 for approximately $30.0 million, and an industrial property under development located in Maryland that is expected to comprise approximately 72,000 square feet upon completion, which the Company purchased in May 2017 for an initial purchase price of approximately $8.0 million and for which the Company expects to fund up to an additional $7.0 million to complete development and tenant improvements.

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

2. Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Basis of Presentation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The comparative financial statements for the period from June 15, 2016 (date of incorporation) through June 30, 2016 have been omitted as the Company had no significant operations during the period.

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

Federal Income Taxes.  We intend to elect and to operate our business so as to qualify, and to be taxed, as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2017. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. The income taxes recorded on our consolidated statement of operations represent amounts paid for city and state income and franchise taxes and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Use of Estimates.  The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. Actual results may differ materially from these estimates and assumptions.

Acquisition of Real Estate Properties.  Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region and the fair value of buildings on as as-if vacant basis. Acquisition costs are capitalized as incurred. The acquisitions of our two properties in New York and Maryland were each recorded as an asset acquisition.

Depreciation.  We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the estimated useful lives. We depreciate each of our buildings over its estimated useful life of 35 years.

Provision for Impairment.  Another significant judgment must be made as to if, and when, impairment losses should be taken on a property when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. As of June 30, 2017, no impairment losses were recognized.

Revenue Recognition and Accounts Receivable.  Our leases and future tenant leases are expected to be triple-net leases, an arrangement under which the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance. We anticipate that all leases will be accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursements in the period when such costs are incurred.

Future contractual minimum rent (including base rent, supplemental base rent (for our property in New York) and property management fees) under the operating leases as of June 30, 2017 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2017 (six months ending December 31)	$3,018
2018	6,566
2019	6,768
2020	6,979
2021	7,153
Thereafter	75,869
Total	$106,353

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. We record revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to its limited operating history. Rent under the lease for the property we acquired in Maryland in May 2017 is subject to an initial rent abatement of three months, and as such no rental revenues were generated from that property during the three and six months ended June 30, 2017.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2017, $22.9 million was invested in short-term money market funds and certificates of deposit.

Stock-Based Compensation. Stock-based compensation for equity awards is based on the grant date fair value of the equity investment and is recognized over the requisite service period.

Recently Adopted Accounting Pronouncements. In May 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-07 that eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value per share practical expedient in the FASB’s fair value measurement guidance. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments were applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. Adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). Under this new standard the large majority of operating leases are expected to remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. ASU 2016-02 is effective for years beginning after December 15, 2019 as a result of the Company’s election as an emerging growth company, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model or the lessee accounting model for our corporate office operating lease; therefore, we do not currently believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation; Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions, including classification of awards as either equity or liabilities, estimation of forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for years beginning after December 15, 2017 as a result of the Company’s election as an emerging growth company, and early adoption is permitted. ASU 2016-09 is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 is effective for years beginning after December 15, 2020 as a result of the Company’s election as an emerging growth company, with early adoption permitted. The Company is in the initial stage of evaluating the impact of this new standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which clarifies or provides guidance relating to eight specific cash flow classification issues. The standard should be applied retrospectively for each period presented, as appropriate. This new standard is effective for years beginning after December 15, 2018 as a result of the Company’s election as an emerging growth company, with early adoption permitted. The impact of ASU 2016-15 will depend on future transactions, though the impact will only be related to the classification of those items on the statement of cash flows and will not impact our cash flows or our consolidated results of operations.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"), which defines “in substance nonfinancial asset”, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures.  ASU 2017-05 is effective for years beginning after December 15, 2018 as a result of the Company’s election as an emerging growth company. ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

Concentration of Credit Risk. Our properties are located in the states of New York and Maryland.  The ability of our tenants to honor the terms of their leases are dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which our tenants operate.

As of June 30, 2017, the tenant at our property in New York represented 100% of our total annualized base rental revenues.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  As of June 30, 2017, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Reclassifications. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share. Effective as of January 26, 2017, the Company amended its charter to reclassify all shares of Class A Common Stock and Class B Common Stock of the Company as a single class of common stock, par value $0.001 per share.

4. Preferred Stock

The Company is authorized to issue up to 50,000,000 shares preferred stock, par value $0.001 per share. No shares of preferred stock have been issued.

5. Dividend

The following table describes the dividend declared by the Company during the period from June 15, 2016 (date of incorporation) through June 30, 2017:

Declaration Date	Amount Per Share	Period Covered	Dividend Payable Date	Dividend Amount
				(In thousands)
May 30, 2017	$0.15	April 1, 2017 to June 30, 2017	July 14, 2017	$525

6. Net Loss Per Share

Through June 30, 2017, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions in excess of earnings to participating securities for the three and six months ended June 30, 2017 have been included in net loss attributable to common stockholders to calculate basic and diluted loss per share. Computations of basic and diluted loss per share (in thousands, except share data) were as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2017	2017
Net loss	$(422)	$(1,013)
Distributions in excess of earnings to participating securities	(16)	(16)
Net loss attributable to common stockholders	$(438)	$(1,029)

Weighted-average common shares outstanding - basic and diluted	3,364,948	3,357,515
Net loss per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.31)

7. Properties

On December 19, 2016, we purchased a 127,000 square foot industrial property located in New York from PharmaCann LLC (“PharmaCann”) for approximately $30.1 million (including $75,000 in transaction costs) in a sale-leaseback transaction. PharmaCann, as tenant, is responsible under the triple-net lease for paying all structural repairs, maintenance expenses, insurance and taxes related to the property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The initial base rent of the PharmaCann lease is approximately $319,580 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the consumer price index, or CPI. The lease also provides that we will receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month.

On May 26, 2017, we purchased an industrial property located in Maryland, which is currently under development and expected to comprise approximately 72,000 square feet upon completion. The initial purchase price was approximately $8.2 million (including $185,000 in transaction costs), with an additional $3.0 million payable to the seller upon completion of certain development milestones by August 31, 2017 and an additional $4.0 million payable to the tenant as reimbursement for certain tenant improvements by December 31, 2017. Concurrent with the closing of the purchase, we entered into a triple-net lease agreement with the tenant, Holistic Industries, LLC ("Holistic"), for use as a medical cannabis cultivation facility. The Company also agreed to separately fund a rent reserve for the tenant equal to $1.9 million by August 26, 2017, which will be drawn down each month (starting on August 26, 2017) to pay the base rent and property management fee until depleted. The initial term of the lease is 16 years, with three options to extend the term of the lease for three additional five year periods. The initial annualized base rent, after a three month rent abatement period, is subject to the rent reserve and is expected to be 15% of the sum of the initial purchase price, the additional seller reimbursement and the reimbursed tenant improvements, with 3.25% annual escalations for the initial term of the lease. Holistic is also responsible for paying the Company a 1.5% property management fee of the then-existing base rent under the lease. Holistic has an option to purchase the property at a qualifying termination event or at the end of the initial lease term and subject to certain conditions, at the option purchase price that is the greater of fair market value or a 7.5% capitalization rate derived from market rental rates for industrial properties in the relevant competitive market.

8. Fair Value of Financial Instruments

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

At June 30, 2017, cash equivalent instruments consisted of $4.9 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, receivables, accounts payable, accrued expenses and other liabilities approximate their relative fair values due to the short-term maturities and market rates of interest of these instruments.

9.	Common Stock Incentive Plan

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

A summary of the activity under the 2016 Plan and related information for the three and six months ended June 30, 2017 is included in the table below.

	Unvested Restricted Shares	Weighted- Average Date Fair Value
Balance at December 31, 2016	66,508	$17.47
Granted	109,056	18.68
Balance at March 31, 2017	175,564	18.55
Granted	5,955	17.64
Vested	(42,508)	18.55
Forfeited (1)	(30,372)	18.49
Balance at June 30, 2017	108,639	$18.52

(1)	Includes 16,792 shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $1.7 million will be recognized over a weighted-average amortization period of approximately 2.6 years as of June 30, 2017.

10. Commitments and Contingencies

Office Lease. As of June 30, 2017, we had approximately $265,000 outstanding in commitments related to our office lease, with approximately $29,000 expected to be paid in 2017, approximately $75,000 to be paid in 2018, approximately $89,000 to be paid in 2019 and approximately $72,000 to be paid in 2020.

Acquisition and Real Estate Related Commitments. See Note 7.

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

11. Subsequent Events

On August 1, 2017, we paid the additional $3.0 million purchase price for the industrial property in Maryland upon the seller’s completion of certain development milestones.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the medical-use cannabis industry; concentration of our portfolio of assets and limited number of tenants; our understanding of our competition and our potential tenants' alternative financing sources; the estimated growth in the medical-use cannabis market; the demand for medical-use cannabis cultivation and processing facilities; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding medical-use cannabis; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our expected leverage; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our target assets and our borrowings used to fund such investments; changes in interest rates and the market value of our target assets; rates of default on leases for our target assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to qualify as a REIT and, once qualified, maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 and in this report under Part II, "Item 1A. Risk Factors." Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company's filings and reports.

The purpose of this Management's Discussion and Analysis ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and cash. MD&A is provided as a supplement to, and should be read in conjunction with, the Company's condensed consolidated financial statements and accompanying notes.

Overview

We were organized in the state of Maryland on June 15, 2016. We are a self-advised Maryland corporation focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance. We intend to elect and to operate our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2017. We conduct all of our operations through our Operating Partnership.

Emerging Growth Company

We have elected to be an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, among other things:

•	we are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements;

•	we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	we have elected to use an extended transition period for complying with new or revised accounting standards.

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

Rental Revenues

We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including:

•	our ability to enter into leases with increasing or market value rents for the properties that we acquire; and

•	rent collection, which primarily relates to each of our tenant's financial condition and ability to make rent payments to us on time.

The properties that we acquire consist of real estate assets that support the regulated medical-use cannabis industry. Changes in federal law and current favorable state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties.

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

Operating Expenses

Our operating expenses include general and administrative expenses, including personnel costs and legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. As we have with the leases at our two properties in New York and Maryland, we generally expect to structure our leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

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

Results of Operations

We were formed on June 15, 2016. We commenced active real estate operations on December 19, 2016 with the acquisition of our first property in New York. As of June 30, 2017, we owned two properties: a 127,000 square foot industrial property located in New York, which the Company purchased in December 2016 for approximately $30.0 million, and an industrial property under development located in Maryland that is expected to comprise approximately 72,000 square feet upon completion, which the Company purchased in May 2017 for an initial purchase price of approximately $8.0 million and for which the Company expects to fund up to an additional $7.0 million to complete development and tenant improvements.

As a result of the timing of our formation, initial public offering and active real estate operations, comparative operating results with prior periods are not relevant to a discussion of operations for the three and six months ended June 30, 2017. We expect revenue and expenses to increase in future periods as we acquire additional properties.

Revenues.

Rental. Our rental revenues for the three and six months ended June 30, 2017 related to rent generated from our property in New York. Rent under the lease for the property we acquired in Maryland in May 2017 is subject to an initial rent abatement of three months, and as such no rental revenues were generated from that property during the three and six months ended June 30, 2017.

Expenses.

General and Administrative Expense. General and administrative expense for the three and six months ended June 30, 2017 was primarily related to compensation and occupancy costs for our employees and corporate office. Compensation expense for the three and six months ended June 30, 2017 included approximately $605,000 and $1.4 million, respectively, in non-cash stock-based compensation. Stock-based compensation for equity awards is based on the grant date fair value of restricted stock that was granted to certain of our employees and non-employee members of our board of directors during 2016 and during the six months ended June 30, 2017, which is recognized over the requisite service period.

Severance. During the three months ended June 30, 2017, we incurred $113,000 in severance expense related to the cessation of employment of one of our executive officers in June 2017.

Depreciation Expense. Depreciation expense for the three and six months ended June 30, 2017 related to depreciation of our properties.

Other Income.

Other income for the three and six months ended June 30, 2017 related to interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire our target properties, pay dividends to our stockholders, fund our operations, and meet other general business needs.

Sources and Uses of Cash

Through June 30, 2017, we derived most of our revenues from our property in New York, collecting rental income based on contractual arrangements with our tenant. Rent under the lease for the property we acquired in Maryland in May 2017 is subject to an initial rent abatement of three months, and as such no rental revenues were generated from that property during the three and six months ended June 30, 2017. Revenue for our property in New York, and revenue from our property in Maryland once the initial rent abatement period has expired, represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

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

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2017 was approximately $1.5 million. Cash flows provided by operating activities were generally from contractual rent from our property in New York, offset by our general and administrative expense and other costs of operating our property in New York and our property in Maryland.

Investing Activities

On May 26, 2017, we purchased one property in Maryland for an initial purchase price of approximately $8.2 million (including $185,000 in transaction costs). Upon the completion of certain development milestones by the seller, we agreed to reimburse the seller an additional $3 million, which we paid on August 1, 2017. The tenant for the property is also expected to complete tenant improvements for the building, for which we have agreed to provide reimbursement of up to $4 million by December 31, 2017. Assuming full reimbursement for each step of the development, our total investment in the property will be $15 million. We also agreed to separately fund a rent reserve for the tenant equal to $1.9 million by August 26, 2017, which will be drawn down each month (starting on August 26, 2017) to pay the base rent and property management fee until depleted. We funded the initial purchase price and the seller reimbursement and intend to fund the remaining payments in cash using a portion of the remaining proceeds from our initial public offering completed in December 2016.

Financing Activities

During the six months ended June 30, 2017, we paid initial stock offering costs of approximately $276,000 and paid approximately $298,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain our qualification as a REIT. We are a newly formed company, and paid our first dividend of $0.15 per share on July 14, 2017 to stockholders of record on June 30, 2017, equal to an annual dividend rate of $0.60 per share. The actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our ability to generate cash flows, earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

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

Management believes that AFFO and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adding to FFO certain non-cash and non-recurring expenses, consisting of non-cash stock-based compensation expense and severance expense.

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

The table below is a reconciliation of net loss to FFO and AFFO for the three and six months ended June 30, 2017 (In thousands, except share and per share amounts).

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Net loss	$(422)	(1,013)
Depreciation	175	336
FFO	(247)	(677)
Stock-based compensation	605	1,375
Severance	113	113
AFFO	$471	811
FFO per common share – basic	$(0.07)	(0.20)
AFFO per common share – diluted	$0.13	0.23
Weighted-average common shares outstanding-basic	3,364,948	3,357,515
Weighted-average common shares outstanding-diluted	3,521,473	3,513,243

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

Acquisition of Rental Property, Depreciation and Impairment

In order to prepare our condensed consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of our buildings is computed using the straight-line method over an estimated useful life of 35 years, which we believe is an appropriate estimate of useful life. If we use a shorter or longer estimated useful life, it could have a material impact on our consolidated results of operations.

 Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed. Upon acquisition of property, we allocate the purchase price based upon the relative fair values of all assets acquired and liabilities assumed. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred. The acquisitions of our property in New York and our property in Maryland were each recorded as an asset acquisition.

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

Revenue Recognition and Accounts Receivable

Our leases and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance. We anticipate that all leases will be accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Any rental revenue contingent upon a tenant's sales is recognized only after the tenant exceeds its sales breakpoint. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses will be included in tenant reimbursements in the period when such costs are incurred.

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. We record revenue for our properties on a cash basis due to the uncertainty of collectability of lease payments from the tenants due to their lack of operating history.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2017 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016, as updated in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016, as updated in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2017. The risks as updated below and as described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Some of our tenants could be susceptible to bankruptcy, which would affect our ability to generate rents from them and therefore negatively affect our results of operations.

In addition to the risk of tenants being unable to make regular rent payments, certain of our tenants may depend on debt, which could make them especially susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their debt. Any bankruptcy, if allowed, of one of our tenants would result in a loss of lease payments to us, as well as an increase in our costs to carry the property.

Additionally, under bankruptcy law generally, a tenant who is the subject of bankruptcy proceedings generally has the option of continuing ("assuming") or giving up ("rejecting") any unexpired lease of non-residential real property. If a bankrupt tenant decides to give up (reject) a lease with us, any claim we might have for breach of the lease, excluding a claim against (1) collateral securing the lease, or (2) a guarantor guaranteeing lease obligations, would be treated as a general unsecured claim in the tenant's bankruptcy case. The laws governing bankruptcy cases would impact the treatment of our general unsecured claim. Our claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year of lease payments or 15% of the lease payments payable under the remaining term of the lease, but in no case more than three years of lease payments. In addition to the cap on our damages for breach of the lease, even if our claim is timely submitted to the bankruptcy court, there is no guaranty that the tenant's bankruptcy estate would have sufficient funds to satisfy the claims of general unsecured creditors. Finally, a bankruptcy court could re-characterize a net lease transaction as a disguised secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. This would mean our claim in bankruptcy court could be limited to the amount we paid for the property, which could adversely impact our financial condition.

Furthermore, U.S. bankruptcy courts have generally refused to grant bankruptcy protections to cannabis businesses. The inability of our tenants to seek bankruptcy protection may impact their ability to secure financing for their operations and prevents our tenants from utilizing the benefits of reorganization of their businesses under bankruptcy protection to operate in a financially sustainable way, thereby reducing the probability that such a tenant would be able to honor its lease obligations with us.

Assets leased to cannabis businesses may be forfeited to the federal government.

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the U.S. Department of Justice issued a new policy directive regarding asset forfeiture, referred to as the "equitable sharing program." Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the U.S. Department of Justice's policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the medical-use cannabis facilities that we have acquired and intend to acquire, our investment in those properties may be lost.

Holistic, the tenant at our Maryland property, is a start-up company; and the Maryland medical-use cannabis market is new and may not develop in the way that we or Holistic anticipate, and is subject to ongoing litigation regarding the process employed by the Maryland Medical Cannabis Commission (the "MMCC") for awarding the state's provisional medical-use cannabis cultivation licenses.

In August 2016, the MMCC issued 15 preliminary licenses for companies to grow medical-use cannabis, including our tenant, Holistic, at our Maryland property. However, each of these licenses is subject to final approval by the MMCC, and as of August 10, 2017, Holistic had not yet received final approval for its license. Issuance of the final license is dependent on, among other things, the MMCC's inspection and approval of the cultivation facility at our Maryland property, which is under development.

In addition, lawsuits have been filed and are pending regarding the process employed by the MMCC in awarding the medical-use cannabis cultivation licenses, which contest, among other things, the MMCC's inclusion of geographic diversity as a determinant of the grower applicant rankings; the MMCC's determinations based on a failure of the MMCC to adequately consider ethnic and racial diversity; and MMCC's determination to disqualify an applicant due to a clerical error.

If Holistic is unable to obtain its final license, is significantly delayed in obtaining its final license, or an injunction or revocation of licenses is imposed on medical-use cannabis operators in the state of Maryland as a result of one of the pending lawsuits or Maryland legislative action, Holistic's business and financial condition may be significantly adversely affected, and it may be unable to meet its rent and other obligations under its lease with us at the Maryland property.

Holistic is a start-up business and has not yet commenced operations, and has experienced losses since inception. As such, Holistic's business will heavily depend on, in addition to the issuance of a final cultivation license from the MMCC, sufficient capital and human resources to successfully launch operations, the establishment of Maryland's regulatory framework and the growth and development of the Maryland medical-use cannabis market.

In our evaluation of our lease with Holistic at our Maryland property, we determined to record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from Holistic due to their lack of operating history (see the section entitled "Critical Accounting Policies — Revenue Recognition and Accounts Receivable" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information).

In addition, Maryland issues licenses for medical-use cannabis cultivation operations for two years, which must be renewed, including for Holistic. Assuming that Holistic obtains its final license, if it is unable to renew or otherwise maintain other requisite authorizations on state and local levels for business operations, Holistic will not be able to operate its business, and may default on its lease payments to us.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On November 30, 2016, our registration statement on Form S-11/A (File No. 333-214148) was declared effective for our initial public offering, pursuant to which we registered and sold 3,350,000 shares of Class A common stock at a public offering price of $20.00 per share, resulting in net proceeds to the Company of approximately $61.1 million after deducting underwriting discounts and commissions and our offering expenses.

As of August 10, 2017, approximately $30.1 million of the net proceeds have been used to acquire our property in New York, and approximately $11.2 million of the net proceeds have been used to acquire our property in Maryland and reimburse the seller for certain development costs. We intend to invest the remaining net proceeds in specialized industrial real estate assets that support the regulated medical-use cannabis industry that are consistent with our investment strategy and for general corporate purposes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Purchase and Sale Agreement and Joint Escrow Instructions dated as of May 1, 2017 between IIP Operating Partnership, LP and PGHI LLC.(1)
10.2	Lease Agreement, dated as of May 26, 2017, between IIP-MD 1 LLC and Holistic Industries LLC.(2)
10.3	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(3)
10.4	Employment Transition Agreement dated as of June 30, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Robert Sistek.(4)
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

(1)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on May 4, 2017.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on May 30, 2017.
(3)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(4)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on July 3, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

By:	/s/ Paul Smithers
Paul Smithers
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Catherine Hastings
Catherine Hastings
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

Dated August 10, 2017

