Form 10-Q
period 2017-09-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2017-11-09
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11440 West Bernardo Court, Suite 220 San Diego, CA 92127	(858) 997-3332
(Address of principal executive offices)	(Registrant's telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

As of November 9, 2017 there were 3,501,147 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

SEPTEMBER 30, 2017

PART I

Item 1. Financial Statements

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Real estate, at cost:
Land	$10,385	$7,600
Buildings and improvements	30,885	22,475
Tenant improvements	5,901	—
Total real estate, at cost	47,171	30,075
Less accumulated depreciation	(579)	(27)
Net real estate held for investment	46,592	30,048
Cash and cash equivalents	22,204	33,003
Deposits and other assets, net	1,347	276
Total assets	$70,143	$63,327
Liabilities and stockholders' equity
Tenant improvements payable	$5,900	$—
Accounts payable and accrued expenses	608	70
Dividends payable	525	—
Offering cost liability	190	276
Rents received in advance and tenant security deposits	2,960	2,542
Total liabilities	10,183	2,888
Commitments and contingencies (Note 7 and 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share, 50,000,000 shares and no shares authorized, and 3,501,147 shares and no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4	—
Class A common stock, par value $0.001 per share, no shares and 49,000,000 shares authorized, and no shares and 3,416,508 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	3
Class B common stock, par value $0.001 per share, no shares and 1,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	65,027	64,828
Accumulated deficit	(5,071)	(4,392)
Total stockholders' equity	59,960	60,439
Total liabilities and stockholders' equity	$70,143	$63,327

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

 Condensed Consolidated Statements of Operations
for the Three and Nine Months Ended September 30, 2017
(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Revenues:
Rental	$1,495	$4,074
Tenant reimbursements	64	64
Total revenues	1,559	4,138
Expenses:
Property expenses	64	64
General and administrative	983	4,204
Severance	—	113
Depreciation	217	553
Total expenses	1,264	4,934
Income / (loss) from operations	295	(796)
Other income	39	117
Net income / (loss)	$334	$(679)
Net income / (loss) per share (basic and diluted)	$0.09	$(0.21)
Weighted average shares outstanding:
Basic and diluted	3,392,508	3,369,308
Dividends declared per common share	$0.15	$0.30

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statement of Stockholders' Equity
for the Nine Months Ended September 30, 2017
(Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	3,416,508		$3		$64,828	$(4,392)	$60,439
Net loss	—		—		—	(679)	(679)
Reclassification of Class A and Class B common stock to common stock		*		*	—	—	—
Common stock dividends	—		—		(1,050)	—	(1,050)
Net issuance of unvested restricted stock	84,639		1		(299)	—	(298)
Stock-based compensation	—		—		1,548	—	1,548
Balance, September 30, 2017	3,501,147		$4		$65,027	$(5,071)	$59,960

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

Innovative Industrial Properties, Inc.

Condensed Consolidated Statement of Cash Flows
for the Nine Months Ended September 30, 2017
(Unaudited)

(In thousands)

Operating activities
Net loss	$(679)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	553
Amortization of stock-based compensation awards	1,548
Changes in assets and liabilities
Deposits and other assets, net	(882)
Accounts payable and accrued expenses	538
Security deposit	418
Net cash provided by operating activities	1,496
Investing activities
Purchases of investments in real estate	(11,185)
Capital expenditures	(11)
Net cash used in investing activities	(11,196)
Financing activities
Initial public offering costs	(276)
Dividends paid to common stockholders	(525)
Taxes paid related to net share settlement of equity awards	(298)
Net cash used in financing activities	(1,099)
Net decrease in cash and cash equivalents	(10,799)
Cash and cash equivalents, December 31, 2016	33,003
Cash and cash equivalents, September 30, 2017	$22,204

Supplemental disclosure of non-cash investing and financing activities
Accrual for common stock dividend declared	$525
Accrual for offering costs	190
Accrual for tenant improvements	5,900

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

As of September 30, 2017, the Company owned two properties in New York and Maryland. The New York property is a 127,000 square foot industrial property, which the Company purchased in December 2016 for approximately $30.0 million (plus approximately $75,000 in transaction costs). The Maryland property is a 72,000 square foot industrial property, which was under development when the Company purchased the property in May 2017 for an initial purchase price of approximately $8.0 million (plus approximately $185,000 in transaction costs). The Company paid an additional $3.0 million to the seller of the Maryland property upon completion of certain development milestones in August 2017, and reimbursed the tenant at the Maryland property an additional $5.9 million for tenant improvements in October 2017. Subsequent to the funding of the tenant improvements, the Company's total investment in the Maryland property was $16.9 million (excluding transaction costs).

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

2.	Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Basis of Presentation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The comparative financial statements for the periods from June 15, 2016 (date of incorporation) through September 30, 2016 and June 30, 2016 through September 30, 2016 have been omitted as the Company had no significant operations during the period.

This interim financial information should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016.

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

Use of Estimates.  The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results may differ materially from these estimates and assumptions.

Acquisition of Real Estate Properties.  Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region and the fair value of buildings on an as-if vacant basis. Acquisition costs are capitalized as incurred. The acquisitions of our two properties in New York and Maryland were each recorded as an asset acquisition.

Depreciation.  We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the estimated useful lives. We depreciate each of our buildings over its estimated useful life of 35 years. We depreciate tenant improvements at our buildings over the shorter of the estimated useful lives or the terms of the related leases.

Provision for Impairment.  Another significant judgment must be made as to if, and when, impairment losses should be taken on a property when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. As of September 30, 2017, no impairment losses were recognized.

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

Future contractual minimum rent (including base rent, supplemental base rent (for our property in New York) and property management fees) under the operating leases as of September 30, 2017 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2017 (three months ending December 31)	$1,953
2018	7,964
2019	8,201
2020	8,448
2021	8,661
Thereafter	96,151
Total	$131,378

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. We record revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to its limited operating history. Rent received in advance of the contractual due date is recorded as a liability until earned. Rent under the lease for the property we acquired in Maryland in May 2017 was subject to an initial rent abatement of three months, and as such, no rental revenues were generated from that property until August 26, 2017.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2017, $12.1 million was invested in short-term money market funds and certificates of deposit.

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). Under this new standard the large majority of operating leases are expected to remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. ASU 2016-02 is effective for years beginning after December 15, 2019 as a result of the Company’s election as an emerging growth company, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model or the lessee accounting model for our corporate office operating lease; however, we are currently evaluating the impact of this new standard.

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

As of September 30, 2017, the tenants at our properties in New York and Maryland represented 67% and 33% of our total annualized base rent and supplemental base rent (for our property in New York), respectively.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  As of September 30, 2017, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

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

The Company is authorized to issue up to 50,000,000 shares preferred stock, par value $0.001 per share. No shares of preferred stock had been issued as of September 30, 2017. See Note 11 for further information.

5.	Dividends

The following table describes the dividends declared by the Company during the period from June 15, 2016 (date of incorporation) through September 30, 2017:

Declaration Date	Amount Per Share	Period Covered	Dividend Payable Date	Dividend Amount
				(In thousands)
May 30, 2017	$0.15	April 1, 2017 to June 30, 2017	July 14, 2017	$525
September 15, 2017	$0.15	July 1, 2017 to September 30, 2017	October 13, 2017	$525

6.	Net Income / (Loss) Per Share

Grants of restricted stock of the Company in share-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per share under the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Earnings per basic share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Earnings per basic share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.

Through September 30, 2017, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions to participating securities for the three and nine months ended September 30, 2017 have been included in net income / (loss) attributable to common stockholders to calculate net income / (loss) per basic and diluted share. For the nine months ended September 30, 2017, the Company incurred a net loss and therefore had distributions in excess of earnings. As such, 108,639 of unvested restricted shares outstanding at September 30, 2017 have been excluded from the calculation of net income / (loss) per diluted share for the three and nine months ended September 30, 2017 as the impacts were anti-dilutive. Computations of net income / (loss) per basic and diluted share (in thousands, except share data) were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2017	2017
Net income / (loss)	$334	$(679)
Distributions to participating securities	(16)	(32)
Net income / (loss) attributable to common stockholders	$318	$(711)

Weighted-average common shares outstanding - basic and diluted	3,392,508	3,369,308
Net income/(loss) per share attributable to common stockholders - basic and diluted	$0.09	$(0.21)

7.	Properties

On December 19, 2016, we purchased a 127,000 square foot industrial property located in New York from PharmaCann LLC (“PharmaCann”) for approximately $30.0 million (plus approximately $75,000 in transaction costs) in a sale-leaseback transaction. PharmaCann, as tenant, is responsible under the triple-net lease for paying all structural repairs, maintenance expenses, insurance and taxes related to the property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The initial base rent of the PharmaCann lease is approximately $319,580 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the consumer price index, or CPI. The lease also provides that we will receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month.

On May 26, 2017, we purchased an industrial property located in Maryland, which comprises approximately 72,000 square feet and was under development at the time of our acquisition. The initial purchase price was $8.0 million (plus approximately $185,000 in transaction costs), with an additional $3.0 million payable to the seller upon completion of certain development milestones. Concurrent with the closing of the purchase, we entered into a triple-net lease agreement with Holistic Industries LLC ("Holistic") for use as a medical cannabis cultivation facility. The initial term of the lease is 16 years, with three options to extend the term of the lease for three additional five year periods. The initial annualized base rent, after a three month rent abatement period, is 15% of the sum of the initial purchase price (excluding transaction costs), the additional seller reimbursement and the reimbursed tenant improvements as described below, with 3.25% annual escalations for the initial term of the lease. Holistic is also responsible for paying the Company a 1.5% property management fee of the then-existing base rent under the lease throughout the initial term. Holistic has an option to purchase the property at a qualifying termination event or at the end of the initial lease term and subject to certain conditions, at the option purchase price that is the greater of fair market value or a 7.5% capitalization rate derived from market rental rates for industrial properties in the relevant competitive market.

On August 1, 2017, we paid the additional $3.0 million to the seller upon the seller’s completion of the development milestones at the Maryland property. On September 25, 2017, we amended the lease on our Maryland property with Holistic to, among other things, rescind the $1.9 million rent reserve that we originally established for Holistic under the lease, and to reimburse up to $1.9 million of additional tenant improvements for Holistic, such that a total of $5.9 million is reimbursable by us to Holistic for tenant improvements. In connection with that amendment and in lieu of draws on the previously established rent reserve, Holistic paid to us $205,000 as a stipulated payment for the full base rent and property management fees for amounts from August 26, 2017 (the expiration of the rent abatement period) through September 30, 2017. The personal guaranty by a principal of Holistic, was also amended to guaranty the payment of the base rent and property management fee obligations due under the lease from September 1, 2017 through May 31, 2018. On September 28, 2017, we approved and accrued for Holistic's draw request for reimbursement of the full $5.9 million of tenant improvements and funded that amount on October 2, 2017. As a result, our total investment in the Maryland property was approximately $16.9 million (excluding transaction costs), and, effective as of October 1, 2017, Holistic's annualized base rent is approximately $2.6 million, or approximately $213,760 per month, of which $187,500 is subject to annual escalations of 3.25% for the initial lease term.

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

At September 30, 2017, cash equivalent instruments consisted of $3.1 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities.

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

A summary of the activity under the 2016 Plan and related information is included in the table below.

	Unvested Restricted Shares	Weighted- Average Date Fair Value
Balance at December 31, 2016	66,508	$17.47
Granted	109,056	18.68
Balance at March 31, 2017	175,564	18.55
Granted	5,955	17.64
Vested	(42,508)	18.55
Forfeited (1)	(30,372)	18.49
Balance at each of June 30, 2017 and September 30, 2017	108,639	$18.52

(1)	Includes 16,792 shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $1.5 million will be recognized over a weighted-average amortization period of approximately 2.3 years as of September 30, 2017.

10.	Commitments and Contingencies

Office Lease. As of September 30, 2017, we had approximately $252,000 outstanding in commitments related to our office lease, with approximately $16,000 expected to be paid in 2017, approximately $75,000 to be paid in 2018, approximately $89,000 to be paid in 2019 and approximately $72,000 to be paid in 2020.

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

On October 2, 2017, we funded the $5.9 million tenant improvement allowance for the Maryland property in accordance with the amended lease agreement. See Note 7.

On October 19, 2017, we completed an underwritten public offering of 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), at a price to the public of $25.00 per share, resulting in gross proceeds of $15.0 million, excluding underwriting discounts and offering costs.  Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year, with the first dividend scheduled to be paid on January 16, 2018. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up.  The Series A Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, we are not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to our ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series A Preferred Stock).  We expect to use the net proceeds to invest in specialized industrial real estate assets that support the regulated medical-use cannabis cultivation and processing industry and for general corporate purposes.

On October 23, 2017, we acquired a property in New York for approximately $3.4 million (excluding transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a triple-net lease for the entire property with a subsidiary of Vireo Health, LLC, to operate a medical-use cannabis cultivation and processing facility in compliance with applicable state and local law. The tenant responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property, and the lease provides that we will fund up to $1.0 million as reimbursement for future tenant improvements at the property. The initial annual base rent for the property is $660,000, or 15% of the sum of the purchase price and the tenant improvement allowance made available for the property, and subject to annual increases at a rate of 3.5%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term. The initial lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods.

On November 8, 2017 we acquired a property in Minnesota for approximately $3.0 million (excluding transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a triple-net lease for the entire property with a subsidiary of Vireo Health, LLC, to operate a medical-use cannabis cultivation and processing facility in compliance with applicable state and local law. The tenant responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property, and the lease provides that we will fund up to $1.0 million as reimbursement for future tenant improvements at the property. The initial annual base rent for the property is $600,000, or 15% of the sum of the purchase price and the tenant improvement allowance made available for the property, and subject to annual increases at a rate of 3.5%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term. The initial lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016, and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2017 and June 30, 2017 under Part II, "Item 1A. Risk Factors." Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company's filings and reports.

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

Operating Expenses

Our operating expenses include general and administrative expenses, including personnel costs, stock-based compensation, and legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. As we have with the leases at our two properties in New York and Maryland, and subsequently acquired properties, we generally expect to structure our leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

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

Results of Operations

We were formed on June 15, 2016. We commenced active real estate operations on December 19, 2016 with the acquisition of our first property in New York. As of September 30, 2017, we owned two properties: (1) a 127,000 square foot industrial property located in New York, which was purchased in December 2016 for approximately $30.0 million (excluding transaction costs), and (2) a 72,000 square foot industrial property located in Maryland, which was under development when we purchased it in May 2017 for an initial purchase price of approximately $8.0 million (excluding transaction costs), and for which we made an additional payment to the seller of $3.0 million in August 2017 upon completion of certain development milestones. In October 2017, we funded an additional $5.9 million in tenant improvements at the Maryland property, resulting in our total investment in the Maryland property being approximately $16.9 million (excluding closing costs).

As a result of the timing of our formation, initial public offering and active real estate operations, comparative operating results with prior periods are not relevant to a discussion of operations for the three and nine months ended September 30, 2017. We expect revenue and expenses to increase in future periods as we acquire additional properties.

Revenues.

Rental. Our rental revenues for the three and nine months ended September 30, 2017 related to rent generated from our properties in New York and Maryland. Rent under the lease for the property we acquired in Maryland in May 2017 was subject to an initial rent abatement of three months, which expired on August 26, 2017.

Expenses.

General and Administrative Expense. General and administrative expense for the three and nine months ended September 30, 2017 was primarily related to compensation and occupancy costs for our employees and corporate office. Compensation expense for the three and nine months ended September 30, 2017 included approximately $173,000 and $1.5 million, respectively, in non-cash stock-based compensation. Stock-based compensation for equity awards is based on the grant date fair value of restricted stock that was granted to certain of our employees and non-employee members of our board of directors during 2016 and during the nine months ended September 30, 2017, which is recognized over the requisite service period.

Severance. During the nine months ended September 30, 2017, we incurred $113,000 in severance expense related to the cessation of employment of one of our executive officers in June 2017.

Depreciation Expense. Depreciation expense for the three and nine months ended September 30, 2017 related to depreciation of our properties.

Other Income.

Other income for the three and nine months ended September 30, 2017 related to interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire our target properties, pay dividends to our stockholders, fund our operations, and meet other general business needs.

Sources and Uses of Cash

Through September 30, 2017, we derived most of our revenues from our property in New York, collecting rental income based on contractual arrangements with our tenant. Rent under the lease for the property we acquired in Maryland in May 2017 was subject to an initial rent abatement of three months, which expired on August 26, 2017. Revenues for our properties in New York and Maryland represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

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

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2017 was approximately $1.5 million. Cash flows provided by operating activities were generally from contractual rent from our properties in New York and Maryland, offset by our general and administrative expense and other costs of operating our properties.

Investing Activities

On May 26, 2017, we purchased one property in Maryland for an initial purchase price of $8.0 million (plus $185,000 in transaction costs). On August 1, 2017, we paid the additional $3.0 million to the seller upon the seller’s completion of the development milestones at the Maryland property. On September 25, 2017, we amended the lease on our Maryland property with Holistic to, among other things, rescind the $1.9 million rent reserve that we originally established for Holistic under the lease, and to reimburse up to $1.9 million of additional tenant improvements for Holistic, such that a total of $5.9 million is reimbursable by us to Holistic for tenant improvements. In addition, on September 28, 2017, we approved Holistic's draw request for reimbursement of the full $5.9 million of tenant improvements and subsequent to September 30, 2017, funded that amount on October 2, 2017. As a result, our total investment in the Maryland property was approximately $16.9 million (excluding transaction costs).

Subsequent to September 30, 2017 on October 23, 2017, we acquired a property in New York for approximately $3.4 million (excluding transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a triple-net lease for the entire property with a subsidiary of Vireo Health, LLC, to operate a medical-use cannabis cultivation and processing facility in compliance with applicable state and local law. The tenant responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property, and the lease provides that we will fund up to $1.0 million as reimbursement for future tenant improvements at the property. The initial annual base rent for the property is $660,000, or 15% of the sum of the purchase price and the tenant improvement allowance made available for the property, and subject to annual increases at a rate of 3.5%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term. The initial lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods.

Also subsequent to September 30, 2017, on November 8, 2017 we acquired a property in Minnesota for approximately $3.0 million (excluding transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a triple-net lease for the entire property with a subsidiary of Vireo Health, LLC, to operate a medical-use cannabis cultivation and processing facility in compliance with applicable state and local law. The tenant responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property, and the lease provides that we will fund up to $1.0 million as reimbursement for future tenant improvements at the property. The initial annual base rent for the property is $600,000, or 15% of the sum of the purchase price and the tenant improvement allowance made available for the property, and subject to annual increases at a rate of 3.5%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term. The initial lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods.

Financing Activities

During the nine months ended September 30, 2017, we paid approximately $276,000 of initial stock offering costs, approximately $298,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees, and approximately $525,000 in dividends to common stockholders.

Subsequent to September 30, 2017, on October 19, 2017, we completed an underwritten public offering of 600,000 shares of Series A Preferred Stock at a price to the public of $25.00 per share, resulting in gross proceeds of $15.0 million, excluding underwriting discounts and offering costs.  Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year, with the first dividend scheduled to be paid on January 16, 2018. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up.  The Series A Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, we are not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to our ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series A Preferred Stock).  We expect to use the net proceeds to invest in specialized industrial real estate assets that support the regulated medical-use cannabis cultivation and processing industry and for general corporate purposes.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain our qualification as a REIT. We are a newly formed company, and paid our first dividend of $0.15 per share on July 14, 2017 to stockholders of record on June 30, 2017. We paid our second dividend of $0.15 per share on October 13, 2017 to stockholders of record on September 29, 2017, equal to an annual dividend rate of $0.60 per share. The actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our ability to generate cash flows, earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

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

The table below is a reconciliation of net income / (loss) to FFO and AFFO for the three and nine months ended September 30, 2017 (In thousands, except share and per share amounts).

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Net income / (loss)	$334	$(679)
Depreciation	217	553
FFO	551	(126)
Stock-based compensation	173	1,548
Severance	-	113
AFFO	$724	$1,535
FFO per common share – basic and diluted	$0.16	$(0.04)
AFFO per common share – basic	$0.21	$0.46
AFFO per common share – diluted	$0.21	$0.44
Weighted-average common shares outstanding-basic	3,392,508	3,369,308
Weighted-average common shares outstanding-diluted	3,501,147	3,509,166

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

Acquisition of Rental Property, Depreciation and Impairment

In order to prepare our condensed consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of our buildings is computed using the straight-line method over an estimated useful life of 35 years, which we believe is an appropriate estimate of useful life. Depreciation of tenant improvements at our buildings is computed using the straight-line method over the shorter of its estimated useful life or the terms of the related leases. If we use a shorter or longer estimated useful life, it could have a material impact on our consolidated results of operations.

 Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed. Upon acquisition of a property, we allocate the purchase price based upon the relative fair values of all assets acquired and liabilities assumed. Acquisition costs are capitalized as incurred. The acquisitions of our property in New York and our property in Maryland were each recorded as an asset acquisition.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2017 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016, as updated in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2017 and June 30, 2017, which could materially affect our business, financial condition and/or results of operations. Except to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the period from June 15, 2016 (date of incorporation) through December 31, 2016, as updated in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2017 and June 30, 2017. The risks as described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

As of November 9, 2017, (1) approximately $30.1 million (including transaction costs) of the net proceeds have been used to acquire our property in New York from PharmaCann LLC; (2) approximately $17.1 million (including transaction costs) of the net proceeds have been used to acquire our property in Maryland and reimburse the seller for certain development costs and tenant improvements; (3) approximately $4.5 million (including estimated transaction costs) of the net proceeds have been used to acquire our property in New York from a subsidiary of Vireo Health, LLC, including $1.0 million made available to the tenant to fund future tenant improvements at the property; and (4) approximately $4.1 million (including estimated transaction costs) of the net proceeds have been used to acquire our property in Minnesota from a subsidiary of Vireo Health, LLC, including $1.0 million made available to the tenant to fund future tenant improvements at the property. We intend to invest the remaining net proceeds in specialized industrial real estate assets that support the regulated medical-use cannabis industry that are consistent with our investment strategy and for general corporate purposes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit
3.1*	Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary Classifying Innovative Industrial Properties, Inc.'s 9.00% Series A Cumulative Redeemable Preferred Stock).
10.1	First Amendment dated September 25, 2017 to Lease Agreement, dated as of May 26, 2017, between IIP-MD 1 LLC and Holistic Industries LLC.(1)
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

(1)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 25, 2017.

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
(Principal Financial Officer and Principal Accounting Officer)

Dated November 9, 2017

