Form 10-K
period 2017-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2018-03-29
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 001-37949

Innovative Industrial Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11440 West Bernardo Court, Suite 220, San Diego, CA 92127	(858) 997-3332
(Address of principal executive offices)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐  NO ☑

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES ☐  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $52.5 million, based upon the last reported sale price of $16.75 per share on the New York Stock Exchange on June 30, 2017, the last business day of the Registrant's most recently completed second quarter.

As of March 29, 2018, there were 6,782,079 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innovative Industrial Properties, Inc.'s Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-K – ANNUAL REPORT

DECEMBER 31, 2017

Cautionary Statement Regarding Forward-Looking Statements

We make statements in this report that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	our business and investment strategy;

•	our projected operating results;

•	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;

•	availability of suitable investment opportunities in the medical-use cannabis industry;

•	concentration of our portfolio of assets and limited number of tenants;

•	our understanding of our competition and our potential tenants' alternative financing sources;

•	the estimated growth in and evolving market dynamics of the medical-use cannabis market;

•	the demand for medical-use cannabis cultivation and processing facilities;

•	the expected medical-use or adult-use cannabis legalization in certain states;

•	shifts in public opinion regarding medical-use cannabis;

•	the state of the U.S. economy generally or in specific geographic areas;

•	economic trends and economic recoveries;

•	our ability to access equity or debt capital;

•	financing rates for our target assets;

•	our expected leverage;

•	changes in the values of our assets;

•	our expected portfolio of assets;

•	our expected investments;

•	interest rate mismatches between our assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our assets;

•	rates of default on leases for our assets;

•	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to qualify as a real estate investment trust ("REIT") and, once qualified, maintain our qualification as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the "Investment Company Act");

•	availability of qualified personnel; and

•	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

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

We are a self-advised Maryland corporation focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We were incorporated in Maryland on June 15, 2016, and we intend to elect and continue to operate our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2017. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2017, we had six full-time employees.

Our corporate office is located at 11440 West Bernardo Court, Suite 220, San Diego, California 92127. Our telephone number is (858) 997-3332.

2017 Highlights

Properties

We acquired four properties in 2017 and as of December 31, 2017, we owned five properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 617,000 rentable square feet in New York, Maryland, Arizona and Minnesota, with a weighted-average remaining lease term of approximately 14.7 years. As of December 31, 2017, we had invested $68.3 million in the aggregate (excluding transaction costs) and had committed an additional $5.0 million to reimburse certain tenants for future tenant improvements at our properties. Our average initial yield on invested capital is approximately 15.8% for these five properties, calculated as the sum of the initial base rents, supplemental rent (with respect to the lease with PharmaCann LLC ("PharmaCann") at one of our New York properties) and property management fees, after the expiration of the base rent abatement period (with respect to the lease with a subsidiary of The Pharm, LLC ("The Pharm") at our Arizona property), divided by our aggregate investment in these properties (excluding transaction costs and including the aggregate potential tenant reimbursements of $5.0 million).

Dividends

We commenced quarterly dividends to our common stockholders in the second quarter 2017, which was our second full quarter since we completed our initial public offering and commenced real estate operations with the acquisition of our first property in December 2016. In the fourth quarter 2017, we increased the quarterly dividend payable to common stockholders to $0.25 per share, representing a 67% increase over the Company’s third quarter dividend of $0.15 per share of common stock. During 2017, we declared dividends to our common stockholders totaling $0.55 per share.

Capital Raising

On October 19, 2017, we issued 600,000 shares of our 9.00% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") in a public offering, resulting in net proceeds of approximately $14.0 million, after deducting the underwriters' discounts and commissions and offering expenses.

Subsequent to year-end, on January 22, 2018, we issued 3,220,000 shares of our common stock in a follow-on public offering, including the exercise in full of the underwriters' option to purchase an additional 420,000 shares, resulting in net proceeds of approximately $79.3 million, after deducting the underwriters' discounts and commissions and offering expenses.

Our Properties

As of December 31, 2017, our portfolio consisted of five properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 617,000 rentable square feet in New York, Maryland, Arizona and Minnesota.

Generally

We have acquired and intend to continue to acquire specialized industrial real estate assets operated by state-licensed medical-use cannabis growers through sale-leaseback transactions and third-party purchases. In sale-leaseback transactions, concurrently upon closing of the acquisition, we lease the properties back to the sellers under long-term, triple-net lease agreements. We target properties owned by growers that have been among the top candidates in the rigorous state licensing process and have been granted one or more licenses to operate multiple facilities. Based on our properties and ongoing review of potential acquisitions, indoor cultivation facilities generally appear to have similar shells as standard light industrial buildings or greenhouses. However, based on our diligence, the medical-use cultivation process typically requires a finely tuned environment to achieve consistent high quality and specificity in cannabinoid levels and to maximize yields, which translates into certain capital improvements in the building's infrastructure. These improvements can include enhanced HVAC systems for climate and humidity control, high capacity electrical and plumbing systems, specialized lighting systems, and sophisticated building management, cultivation monitoring and security systems. Through this sale-leaseback strategy, we serve as a source of capital to these licensed medical-use cannabis growers, allowing them to redeploy their sale proceeds back into their core operations to grow their business and achieve higher returns. In a third-party purchase of a property, we may also fund the necessary tenant improvements through a long-term lease with an identified tenant, which also serves to free up capital for the tenant to reinvest in their business.

PharmaCann NY Property

On December 19, 2016, we completed the acquisition of a 127,000 square foot industrial property located in New York (the “PharmaCann NY Property”), which we purchased from PharmaCann for approximately $30.0 million (plus approximately $75,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with PharmaCann, as tenant for use as a medical cannabis cultivation and processing facility. PharmaCann is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the PharmaCann NY Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The initial base rent of the PharmaCann lease is approximately $319,580 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the consumer price index. The lease also provides that we receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month. Together, the annualized initial base rent, property management fee and supplemental base rent equate to approximately 17% of the purchase price (excluding transaction costs) of the PharmaCann NY Property. As of December 31, 2017, the base rent of the PharmaCann lease after the first annual increase was approximately $332,360 per month.

Holistic MD Property

On May 26, 2017, we purchased an industrial property located in Maryland (the “Holistic MD Property”), which comprises approximately 72,000 square feet and was under development at the time of our acquisition. The initial purchase price was $8.0 million (plus approximately $185,000 in transaction costs), with an additional $3.0 million payable to the seller upon completion of certain development milestones. Concurrent with the closing of the purchase of the Holistic MD Property, we entered into a triple-net lease agreement with Holistic Industries LLC (“Holistic”) for use as a medical cannabis cultivation and processing facility. The initial term of the lease is 16 years, with three options to extend the term of the lease for three additional five-year periods. Holistic has an option to purchase the property upon a qualifying termination event or at the end of the initial lease term and subject to certain conditions, at the option purchase price that is the greater of fair market value or a 7.5% capitalization rate derived from market rental rates for industrial properties in the relevant competitive market.

 On August 1, 2017, we paid the additional $3.0 million to the seller upon the seller’s completion of the development milestones at the Holistic MD Property. In August 2017, Holistic received final approvals from the Maryland Medical Cannabis Commission for both cultivation and processing of medical-use cannabis, and also received provisional approval for dispensing medical cannabis. On September 25, 2017, we amended our lease with Holistic to, among other things, rescind the $1.9 million rent reserve that we originally established for Holistic under the lease, and to reimburse up to $1.9 million of additional tenant improvements for Holistic, such that a total of $5.9 million is reimbursable by us to Holistic for tenant improvements. In connection with that amendment and in lieu of draws on the previously established rent reserve, Holistic paid to us $205,000 as a stipulated payment for the full base rent and property management fees for amounts owed from August 26, 2017 (the expiration of the rent abatement period) through September 30, 2017. The personal guaranty by a principal of Holistic was also amended to guaranty the payment of the base rent and property management fee obligations due under the lease from September 1, 2017 through May 31, 2018. On September 28, 2017, we approved and accrued for Holistic's draw request for reimbursement of the full $5.9 million of tenant improvements and funded that amount on October 2, 2017. As a result, our total investment in the Holistic MD Property was approximately $16.9 million (excluding transaction costs), and, effective as of October 1, 2017, Holistic’s annualized base rent is approximately $2.6 million, or approximately $213,760 per month, of which $187,500 is subject to annual escalations of 3.25% for the initial lease term. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the initial term.

Vireo NY Property

On October 23, 2017, we completed the acquisition of a 40,000 square foot industrial property located in New York (the “Vireo NY Property”), which we purchased from a subsidiary of Vireo Health, Inc. (“Vireo New York”) for approximately $3.4 million (plus approximately $60,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with Vireo New York, as tenant for use as a medical cannabis cultivation and processing facility. Vireo New York is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the Vireo NY Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The lease also provides that we will fund up to $1.0 million as reimbursement for future tenant improvements at the Vireo NY Property, none of which was funded as of December 31, 2017. The initial base rent of the Vireo New York lease is $55,000 per month, subject to annual increases at a rate of 3.5%. The initial annualized base rent is equal to 15% of the sum of the purchase price and the tenant improvement allowance made available for the property (whether or not such tenant improvement allowance is drawn down by the tenant). We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term.

Vireo MN Property

On November 8, 2017, we completed the acquisition of a 20,000 square foot industrial property located in Minnesota (the “Vireo MN Property”), which we purchased from a subsidiary of Vireo Health, Inc. (“Vireo Minnesota”) for approximately $3.0 million (plus approximately $58,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with Vireo Minnesota, as tenant for use as a medical cannabis cultivation and processing facility. Vireo Minnesota is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the Vireo MN Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The lease also provides that we will fund up to $1.0 million as reimbursement for future tenant improvements at the Vireo MN Property, none of which was funded as of December 31, 2017. The initial base rent of the Vireo Minnesota lease is $50,000 per month, subject to annual increases at a rate of 3.5%. The initial annualized base rent is equal to 15% of the sum of the purchase price and the tenant improvement allowance made available for the property (whether or not such tenant improvement allowance is drawn down by the tenant). We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term.

Pharm AZ Property

On December 15, 2017, we completed the acquisition of a property in Arizona (the "Pharm AZ Property") comprising approximately 358,000 square feet of greenhouse and industrial space, which we purchased from a subsidiary of The Pharm for $15.0 (plus approximately $27,000 in transaction costs) million in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with another subsidiary of The Pharm, as tenant for continued use as a medical cannabis cultivation and processing facility. The Pharm subsidiary is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the Pharm AZ Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. Under the lease, we are expected to reimburse The Pharm subsidiary for up to $3.0 million in tenant improvements at the Pharm AZ Property, none of which was funded as of December 31, 2017.

The initial monthly base rent under the lease is $210,000, which is equal to 14% on an annualized basis of the sum of the purchase price for the Pharm AZ Property ($15.0 million) and the tenant improvement allowance ($3.0 million), and subject to annual increases of 3.25% during the lease term. The base rent on $5.0 million of the purchase price ($58,333.33 per month) will be abated until March 31, 2018, and the base rent attributable to the tenant improvement allowance ($35,000.00 per month) was abated until March 14, 2018. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term.

Pipeline

Subsequent to December 31, 2017, we executed agreements to purchase two properties for a total investment of $10.5 million. In addition, we executed two non-binding letters of intent for two properties representing a total expected additional investment by the Company of approximately $25 million to $30 million, with the final investment determined based on our review and approval of future tenant improvements at each property.

As of March 28, 2018, we had identified and were in various stages of reviewing approximately $100 million of additional potential properties for acquisition, which amount is estimated based on sellers' asking prices for the properties, ongoing negotiations with sellers, our assessment of the values of such properties after taking into account the current and expected lease revenue, operating history, age and condition of the property, and other relevant factors. The transactions for which we have executed agreements are subject to our continuing diligence and customary closing conditions, and we cannot provide assurances that we will complete the purchase of these properties or the other properties in our pipeline on the terms described herein, or at all.

Our Competitive Strengths

We believe that we have the following competitive strengths:

•	Experienced and Committed Management Team. Alan Gold, our executive chairman, and other members of our senior management team have substantial experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets. In particular, in August 2004, Mr. Gold and Gary Kreitzer, vice chairman of our board of directors, founded BioMed Realty Trust, Inc. (formerly NYSE: BMR), or BioMed Realty, an internally-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry, an industry they believed to be underserved by commercial property investors and lenders and poised for significant growth. Mr. Gold served as chairman of the board of directors and chief executive officer and Mr. Kreitzer served as executive vice president and a member of the board of directors from the founding of BioMed Realty in 2004 through the acquisition of BioMed Realty by an affiliate of The Blackstone Group, L.P. in 2016.

•	Recurring Revenue with Contractual Escalations. As of December 31, 2017, we had acquired five properties that were 100% leased on long-term, triple-net leasing arrangements with licensed medical-use cannabis cultivators, and which are subject to contractual rental rate increases. Along with our existing portfolio, we expect to continue to enter into additional similar transactions structured to provide recurring revenue with contractual escalations.

•	Focus on Underserved Industry with Less Competition. Our focus on specialized industrial real estate assets leased to tenants in the regulated medical-use cannabis industry may result in significantly less competition from existing REITs and institutional buyers due to the unique nature of the real estate and its tenants. Moreover, we believe the banking industry's general reluctance to finance owners of medical-use cannabis facilities, coupled with the owners' need for capital to fund the growth of their operations, will continue to provide significant opportunities for us to acquire specialized industrial properties and execute long-term leases that are structured to generate stable and increasing rental revenue, along with the potential for long-term appreciation in value.

•	Demonstrated Investment Acumen. We utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our extensive experience and relationships in the real estate and medical-use cannabis industry enable us to identify, negotiate and close on acquisitions and leases with growers who have been among the top candidates in the rigorous state licensing process.

•	Positive Medical-Use Cannabis Industry Trends. Based on the tremendous historical and projected growth for the medical-use cannabis industry, we expect to see significant spending by state-licensed medical-use cannabis cultivators on their existing and new medical-use cannabis facilities, presenting an opportunity for us to be a key capital provider in their expansion initiatives.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale. Our primary strategy to achieve our business objective is to acquire and own a portfolio of specialized industrial properties, including medical-use cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated medical-use cannabis industry. This strategy includes the following components:

•	Owning Specialized Industrial Properties and Related Real Estate Assets for Income. We primarily acquire medical-use cannabis facilities from licensed growers who will continue their cultivation operations after our acquisition of the property. We expect to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.

•	Owning Specialized Industrial Properties and Related Real Estate Assets for Appreciation. We primarily lease our acquired properties under long-term triple-net leases. However, from time to time, we may elect to sell one or more properties if we believe it to be in the best interests of our stockholders. Accordingly, we will seek to acquire properties that we believe also have potential for long-term appreciation in value.

•	Expanding as Additional States Permit Medical-Use Cannabis Cultivation and Production. We acquire properties in the United States, with a focus on states that permit cannabis cultivation for medical use. We expect that our acquisition opportunities will continue to expand as additional states legalize medical-use cannabis and license new cultivators.

•	Preserving Financial Flexibility on our Balance Sheet. We are focused on maintaining a conservative capital structure, in order to provide us flexibility in financing our Company's growth initiatives.

Our Target Markets

Our target markets include states that permit cannabis cultivation for medical use. As of December 31, 2017, we owned five properties located in New York, Maryland, Arizona and Minnesota. According to the National Conference of State Legislatures, as of December 31, 2017, 29 states and the District of Columbia have legalized cannabis for medical use, representing a population of over 205 million people as of July 1, 2017, according to the U.S. Census Bureau. An additional 17 states have approved of the use of "low THC, high cannabidiol (CBD)" products for medical reasons in limited situations.

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

In addition, we expect other factors will be important in the development and growth of the medical-use cannabis industry in the United States, including the timeframes for developing regulations and issuing licenses in states that recently passed laws allowing for medical-use cannabis, and continued legislative authorization of medical-use cannabis at the state level. Progress in the regulated medical-use cannabis industry, while encouraging, is not assured and any number of factors could slow or halt progress in this area.

Market Opportunity

The Industrial Real Estate Sub-Market

The industrial real estate sub-market continues to perform well in this real estate cycle. According to JLL, the U.S. industrial property vacancy rate declined to 5.0% in the fourth quarter of 2017, the lowest vacancy rate on record, and less than one-half of the vacancy rate of 10.2% recorded in the first quarter of 2010. Nearly 82 million square feet of industrial real estate were absorbed in 2017, which resulted in most markets reporting all-time-high asking rental rates, according to JLL.

We believe this supply/demand dynamic creates significant opportunity for owners of industrial facilities, particularly those focused on niche categories, as options are limited for tenants requiring specialized buildings. We intend to capitalize on this opportunity by purchasing specialized industrial real estate assets that are critical to the medical-use cannabis industry.

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

In the United States, the development and growth of the regulated medical-use cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a doctor's recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson's disease, Alzheimer's, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease, autism spectrum disorders, sleep apnea and terminal illness. As of December 31, 2017, 29 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis.

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

Industry Growth and Trends

According to Arcview Market Research ("Arcview"), sales of legal cannabis in North America are projected to grow from $7.3 billion in 2016 to $24.5 billion in 2021, representing a 28% compound annual growth rate.

According to the Marijuana Policy Project, a non-profit organization focused on effecting cannabis policy reform, as of February 15, 2018, an estimated 2.5 million people used or were registered to use legalized medical cannabis in the United States. As the industry continues to evolve, new ways to consume medical-use cannabis are being developed in order for patients to have the treatment needed for their condition in a safe and appealing manner. In addition to smoking and vaporizing of dried leaves, cannabis can be incorporated into a variety of edibles, pills, spray products, transdermal patches and topicals, including salves, ointments, lotions and sprays with no psychoactive effects.

As with any nascent but growing industry, operational and business practices evolve and become more sophisticated over time. We believe that the quality and experience of industry participants and the development of sound business, operational and compliance practices have strengthened significantly over time, increasing the attractiveness for investment in the regulated medical-use cannabis industry.

Shifting Public Attitudes and State Law and Legislative Activity

We believe that the growth of the regulated medical-use cannabis industry has been fueled, in part, by the rapidly changing public attitudes in the United States. A 2017 poll by Quinnipiac University found that 94% of Americans support patient access to medical-use cannabis, if recommended by a doctor.

As of December 31, 2017, 29 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2017.

Following the approval of medical-use cannabis, state programs must be developed and businesses must be licensed before commencing cannabis sales. Some states have developed the necessary procedures and licensing requirements quickly, while other states have taken years to develop their programs for production and sales of cannabis. Even where regulatory frameworks for medical-use cannabis production and sales are in place, states tend to revise these rules over time. These revisions often impact sales, making it difficult to predict the potential of new markets. States may restrict the number of medical-use cannabis businesses permitted, restrict the method by which medical cannabis can be consumed, limit the medical conditions that are eligible for cannabis treatment or require registration of doctors and/or patients, each of which can limit growth of the medical-use cannabis industry in those states. Alternatively, states may relax their initial regulations relating to medical-use cannabis production and sales, which would likely accelerate growth of the medical-use cannabis industry in such states.

The Federal Legal Landscape

Cannabis is classified as a Schedule I controlled substance by the Drug Enforcement Agency ("DEA") and the U.S. Department of Justice ("DOJ") with no medical use, and therefore it is illegal to grow, possess and consume cannabis under federal law. The Controlled Substances Act of 1910 ("CSA") bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. That means that the federal government has the option of enforcing U.S. drug laws, creating a climate of legal uncertainty regarding the production and sale of medical-use cannabis.

Under the Obama administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources when state laws and enforcement efforts are effective with respect to specific federal enforcement priorities under the CSA.

On January 4, 2018, U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving cannabis (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors that when determining which cannabis-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” It is unclear at this time what impact the Sessions Memo will have on the medical-use cannabis industry.

In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. A similar provision was also included in each prior Congressional omnibus spending bill since 2014. This provision, however, is currently set to expire on September 30, 2018, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use cannabis products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding cannabis could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities. See “Risk Factors – Risks Relating to Regulation.”

Cannabis reform has gained the support of a bipartisan coalition of members of Congress, some of whom have introduced legislation on various reform-related topics. If passed, this legislation would address certain conflicts existing between state and federal law. However, there is no assurance that any of these proposals will be approved.

Access to Capital

To date, the status of medical-use cannabis under federal law has significantly limited the ability of state-licensed industry participants to fully access the U.S. banking system and traditional financing sources. These limitations, when combined with the high costs of maintaining licensed and stringently regulated medical-use cannabis facilities (including meeting extensive zoning requirements), substantially increase the cost of production. While future changes in federal and state laws may ultimately open up financing options that have not been available to date in this industry, we believe that such changes, if they do occur, will take time, thereby creating an opportunity over the next few years to provide our sale-leaseback and other real estate solutions to state-licensed industry participants that have limited access to traditional financing sources.

It is also unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

Market Opportunity and Associated Risks

We focus on purchasing specialized industrial real estate assets for the regulated medical-use cannabis industry, with emphasis on properties that we believe also have potential for long-term appreciation in value. We believe that our sale-leaseback and other real estate solutions offer an attractive alternative to state-licensed medical-cannabis cultivators who have limited access to traditional financing alternatives. We have acquired and intend to continue to acquire medical-use cannabis facilities in states that permit medical-use cannabis cultivation.

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

Tenant Concentration

As of December 31, 2017, all of our revenues were derived from five tenants. Our tenant, PharmaCann, comprised approximately 82% and 100% of rental revenues for the year ended December 31, 2017 and the period from June 15, 2016 (date of incorporation) through December 31, 2016, respectively. In addition, our tenant Holistic comprised approximately 14% of rental revenues for the year ended December 31, 2017. Each of our tenants is a start-up business with a limited history of operations, and has not yet been profitable. For some or all of 2018, we expect our tenants will continue to incur losses as their expenses increase in connection with the expansion of their operations, and that they have made and will continue to make rent payments to us from proceeds from the sale of the applicable property or cash on hand, and not funds from operations. Furthermore, while each tenant's current state license is for medical-use cannabis operations only and adult-use cannabis is not permitted under current laws in the states of New York, Maryland, Arizona and Minnesota, our lease with each tenant does not prohibit adult-use cannabis operations at the applicable property, provided such operations are in compliance with applicable state and local laws. As such, one or more these states may in the future permit adult-use cannabis operations, and our tenant may conduct adult-use cannabis operations at the property it leases from us, which in turn could expose that tenant, us and our property to different and greater risks, including heightened risks of enforcement of federal laws. See each of the discussions under Item 1A, "Risk Factors," under the captions "Our existing tenants are, and we expect that most of our future tenants will be, start-up businesses and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock," and "Our current real estate portfolio consists of only five properties and will likely be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property."

Geographic Concentration

As of December 31, 2017, all of our revenues were derived from our five properties located in New York, Maryland, Arizona and Minnesota. See each of the discussions under Item 1A, "Risk Factors," under the caption "Our properties are, and are expected to continue to be, geographically concentrated in states that permit medical-use cannabis cultivation, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property." The medical-use cannabis market is in its very early stages, and is subject to strict regulations providing for, among other things, limited medical conditions for treatment with medical-use cannabis, limitations on the form in which medical cannabis can be consumed and enhanced registration requirements for patients and physicians, which may result in the market not growing and developing in the way that we or our tenants projected.

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

On December 1, 2017, we filed a shelf registration statement, which was subsequently declared effective by the SEC, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Risk Management

As of December 31, 2017, we owned five properties located in New York, Maryland, Arizona and Minnesota. We will continue to attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets.

We expect that single tenants will continue to occupy our properties pursuant to triple-net lease arrangements in general and, therefore, the success of our investments will be materially dependent on the financial stability of these tenants. Our existing tenants are, and we expect that most of our tenants will be in the future, start-up businesses that have little or no revenue and, at least initially, will make rent payments to us from the sale proceeds of a sale-leaseback transaction with us or cash on hand. We also expect the success of our tenants, and their ability to make rent payments to us, to significantly depend on the projected growth and development of the applicable state market; as many of these state markets have a very limited history, and other state markets are still forming their regulations, issuing licenses and otherwise establishing the market framework, significant uncertainty exists as to whether these markets will develop in the way that we or our tenants project.

We evaluate the credit quality of our tenants and any guarantors on an ongoing basis by reviewing, where available, the publicly filed financial reports, press releases and other publicly available industry information regarding our tenants and any guarantors. In addition, we monitor the payment history data for all of our tenants and, in some instances, we monitor our tenants by periodically conducting site visits and meeting with the tenants to discuss their operations. In many instances, we will generally not be entitled to financial results or other credit-related data from our tenants. See the section "Risks Related to Our Business" under Item 1A, "Risk Factors."

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

These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for properties. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical-use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase substantially, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on our common stock. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

Governmental Regulation

Agricultural Regulation

The medical-use cannabis properties that we acquire are used primarily for cultivation and production of medical-use cannabis and are subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment, and eminent domain.

Each governmental jurisdiction has its own distinct laws, ordinances and regulations governing the use of agricultural lands. Many such laws, ordinances and regulations seek to regulate water usage and water runoff because water can be in limited supply, as is the case in certain locations where our properties are located. In addition, runoff from rain or from irrigation is governed by laws, ordinances and regulations from state, local and federal governments. Additionally, if any of the water used on or running off from our properties flows to any rivers, streams, ponds, the ocean or other waters, there may be specific laws, ordinances and regulations governing the amount of pollutants, including sediments, nutrients and pesticides, that such water may contain.

We believe that our existing properties have, and other properties that we acquire in the future will have, sources of water, including wells and/or surface water that provide sufficient amounts of water necessary for the current operations at each location. However, should the need arise for additional water from wells and/or surface water sources, we may be required to obtain additional permits or approvals or to make other required notices prior to developing or using such water sources. Permits for drilling water wells or withdrawing surface water may be required by federal, state and local governmental entities pursuant to laws, ordinances, regulations or other requirements, and such permits may be difficult to obtain due to drought, the limited supply of available water within the districts of the states in which our properties are located or other reasons.

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

Because properties we own may be used for growing medical-use cannabis, there may be other additional land use and zoning regulations at the state or local level that affect our properties that may not apply to other types of agricultural uses. For example, certain states in which our properties are located require stringent security systems in place at grow facilities, and require stringent procedures for disposal of waste materials.

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

Real Estate Industry Regulation

Generally, the ownership and operation of real properties are subject to various laws, ordinances and regulations, including regulations relating to zoning, land use, water rights, wastewater, storm water runoff and lien sale rights and procedures. These laws, ordinances or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act and its state analogs, or any changes to any such laws, ordinances or regulations, could result in or increase the potential liability for environmental conditions or circumstances existing, or created by tenants or others, on our properties. Laws related to upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of our properties or other impairments to operations, any of which would adversely affect our cash flows from operating activities.

Our property management activities, to the extent we are required to engage in them due to lease defaults by tenants or vacancies on certain properties, will likely be subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

State Laws Applicable to the Medical-Use Cannabis Industry

In most states that have legalized medical-use cannabis in some form, the growing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing and/or dispensing of medical-use cannabis. For example, New York limits the types of treatable medical conditions, requires registration of both patients and recommending physicians, limits the types of strains that can be grown, sets prices through the State Program Commissioner, requires that a registered pharmacist be on the premises of all dispensaries during hours of operation, and prohibits cannabis in flower form. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely. As a result of licensing requirements, if our tenants default under their leases, we may not be able to find new tenants that have the requisite license to engage in the cultivation of medical cannabis on the properties.

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

Under the Obama administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources when state laws and enforcement efforts are effective with respect to specific federal enforcement priorities under the CSA.

On January 4, 2018, U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving cannabis (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors that when determining which cannabis-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” It is unclear at this time what impact the Sessions Memo will have on the medical-use cannabis industry.

In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. A similar provision was also included in each prior Congressional omnibus spending bill since 2014. This provision, however, is currently set to expire on September 30, 2018, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the U.S. Department of Justice from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the U.S. Department of Justice may prosecute those individuals.

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

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in medical-use cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture. See “Risk Factors – Risks Relating to Regulation.”

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

The Financial Crimes Enforcement Network ("FinCen") issued guidance in February 2014 which clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Concurrently with the FinCen guidance, the U.S. Department of Justice issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCen guidance sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses, including close monitoring of businesses to determine that they meet all of the requirements established by the U.S. Department of Justice, including those enumerated in the Cole Memo. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

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

Furthermore, it is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. See “Risk Factors – Risks Relating to Regulation.”

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

ITEM IA. RISK FACTORS

Risks Related to Our Business

We have a very limited operating history, and may not be able to operate our business successfully or generate sufficient cash flow to sustain distributions to our stockholders.

We completed our initial public offering and commenced real estate operations with the acquisition of our first property in December 2016, and have a very limited operating history. We owned only five properties as of December 31, 2017. We are subject to many of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the implementation of our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the medical-use cannabis industry, conditions in the financial markets and economic conditions.

Our current real estate portfolio consists of only five properties and will likely be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

We currently own only five properties. Two of our tenants, PharmaCann (at one of our New York properties) and Holistic (at our Maryland property), represented approximately 82% and 14%, respectively, of our rental revenues for the year ended December 31, 2017. Lease payment defaults by any of our tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Our lack of diversification also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state medical-use cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding medical-use cannabis where our properties are located, would subject us to a significant risk of loss.

In addition, failure by any our tenants to comply with the terms of its lease agreement with us could require us to find another lessee for the applicable property. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing that property. Furthermore, we cannot assure you that we will be able to re-lease that property for the rent we currently receive, or at all, or that a lease termination would not result in our having to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Competition for the acquisition of properties suitable for the cultivation and production of medical-use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the cultivation and production of medical-use cannabis with other entities engaged in agricultural and real estate investment activities, including corporate agriculture companies, cultivators and producers of medical-use cannabis, private equity investors, and other real estate investors (including public and private REITs). We also compete as a provider of capital to medical-use cannabis operators with alternative financing sources to these companies, including both equity and debt financing alternatives. These competitors may prevent us from acquiring desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical-use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

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

We target medical-use cannabis facilities for acquisition and leasing to licensed growers under triple-net lease agreements. We also target properties owned by growers that have been among the top candidates in the rigorous state licensing process and have been granted one or more licenses to operate multiple facilities. In light of the current regulatory landscape regarding medical-use cannabis, including but not limited to, the rigorous state licensing processes, limits on the number of licenses granted in certain states and in counties within such states, zoning regulations related to medical-use cannabis facilities, the inability of potential tenants to open bank accounts necessary to pay rent and other expenses and the ever-changing federal and state regulatory landscape, we may have only a limited number of medical-use cannabis facilities available to purchase that are operated by licensees that we believe would be suitable tenants. These tenants may also have increased access to alternative equity and debt financing sources over time, which may limit our ability to negotiate leasing arrangements that meet our investment criteria. Our inability to locate suitable investment properties and tenants would have a material adverse effect on our ability to generate cash flow and make distributions to our stockholders.

Our existing tenants are, and we expect that most of our future tenants will be, start-up businesses and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock.

Single tenants currently occupy our properties, and we expect that single tenants will occupy our properties that we acquire in the future. Therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is generally little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations. As a result it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our cash available for distributions.

Our existing tenants are, and we expect that most of our future tenants will be, start-up businesses that have little or no revenue when they enter triple-net leasing arrangements with us and therefore, may be unable to pay rent with funds from operations. Each of our current tenants is not profitable and has experienced losses since inception. As a result, our current tenants have made, and we expect that most our future tenants will make, initial rent payments to us from proceeds from the sale of the property, in the case of sale-leaseback transactions, or other cash on hand.

In addition, in general, as start-up businesses, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries and have limited access to traditional forms of financing. The success of our tenants will heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework. For example, New York’s medical-use cannabis market is in its early stages, and is subject to strict regulations providing for, among other things, limited medical conditions for treatment with medical-use cannabis, limitations on the form in which medical cannabis can be consumed and enhanced registration requirements for patients and physicians, which may result in the New York market not growing and developing in the way that we or our tenants projected. In Maryland, the medical-use cannabis market is also in its very early stages, with commercial operations commencing upon the issuance of the first round of final licenses in late 2017, after significant delays in the development of the state's regulatory framework and litigation surrounding the application process.

In our evaluation of our existing leases with tenants at our properties, we determined to record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from tenants due to their lack of operating history and the federal regulatory uncertainty surrounding the medical-use cannabis industry (see the section entitled "Critical Accounting Policies — Revenue Recognition and Accounts Receivable" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information).

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

In addition, many states issue licenses for medical-use cannabis operations for a limited time period, which must be renewed periodically. If one or more of our tenants is unable to renew or otherwise maintain its license, or if it is unable to renew or otherwise maintain other requisite authorizations on state and local levels for business operations, that tenant will not be able to operate its business, and may default on its lease payments to us.

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

We acquired our properties, and may acquire other properties, "as-is," which increases the risk of an investment that requires us to remedy defects or costs without recourse to the prior owner.

We acquired our properties, and may acquire other real estate properties, "as is" with only limited representations and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. There may also be environmental conditions associated with properties we acquire of which we are unaware despite our diligence efforts. In particular, medical-use cannabis facilities may present environmental concerns of which we are not currently aware. If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. As a result, if defects in the property (including any building on the property) or other matters adversely affecting the property are discovered, including but not limited to environmental matters, we may not be able to pursue a claim for any or all damages against the property seller. Such a situation could harm our business, financial condition, liquidity and results of operations.

Our properties are, and are expected to continue to be, geographically concentrated in states that permit medical-use cannabis cultivation, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property.

Our current properties are located in New York, Maryland, Arizona and Minnesota, and we expect that the properties that we acquire will be geographically concentrated in these states and other states that permit medical-use cannabis cultivation. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

•	the responsibility of complying with multiple and, in some respects, conflicting state and federal laws in the United States, including with respect to cultivation and distribution of medical-use cannabis, licensing, banking and insurance;

•	difficulties and costs of staffing and managing operations;

•	unexpected changes in regulatory requirements and other laws;

•	potentially adverse tax consequences;

•	the state medical-use cannabis market fails to develop and grow in ways that we or our tenants projected;

•	the impact of national, regional or state specific business cycles and economic instability; and

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

Because our real estate investments consist of primarily industrial properties suitable for cultivation and production of medical-use cannabis, our rental revenues are significantly influenced by demand for these facilities generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists of industrial properties used in the regulated medical-use cannabis industry, we are subject to risks inherent in investments in a single industry. A decrease in the demand for medical-use cannabis cultivation facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for medical-use cannabis cultivation facilities has been and could be adversely affected by changes in current favorable state or local laws relating to cultivation and production of medical-use cannabis or any change in the federal government's current enforcement posture with respect to state-licensed cultivation of medical-use cannabis, among others. To the extent that any of these conditions occur, they are likely to affect demand and market rents for medical-use cannabis cultivation facilities, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to you. We do not currently and do not expect in the future to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our medical-use cannabis cultivation facilities.

If our properties' access to adequate water and power supplies is interrupted, it could harm our ability to lease the properties for medical-use cannabis cultivation and production, thereby adversely affecting our ability to generate returns on our properties.

In order to lease the properties that we acquire, these properties require access to sufficient water and power to make them suitable for the cultivation and production of medical-use cannabis. Although we expect to acquire properties with sufficient access to water, should the need arise for additional wells from which to obtain water, we would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water in areas where we acquire properties. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary in order to retain this water. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for the cultivation and production of medical-use cannabis would be seriously impaired, which would have a material adverse impact on the value of our assets and our results of operations.

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

Our real estate investments consist of primarily industrial properties suitable for cultivation and production of medical-use cannabis, which may be difficult to sell or re-lease upon tenant defaults or early lease terminations, either of which would adversely affect returns to stockholders.

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

Furthermore, we may be required to make expenditures to correct defects or to make improvements before a property can be sold and we cannot assure you that we will have funds available to correct such defects or to make such improvements. With these kinds of properties, if the current lease is terminated or not renewed, we may be required to make expenditures and rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell or re-lease the property, we may have difficulty finding qualified purchasers who are willing to buy the property or tenants who are willing to lease the property on terms that we expect, or at all. These and other limitations may affect our ability to sell or re-lease properties, which may adversely affect returns to our stockholders.

Liability for uninsured losses could adversely affect our financial condition.

While the terms of our leases with our tenants generally require that they carry property and casualty insurance, losses from disaster-type occurrences, such as earthquakes, floods and weather-related disasters, and other types of insurance, such as landlord's rental loss insurance, may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties.

Contingent or unknown liabilities could materially and adversely affect our business, financial condition, liquidity and results of operations.

We acquired our properties and may in the future acquire properties, subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a claim were asserted against us based on ownership of any of these properties, we may have to pay substantial amounts to defend or settle the claim. If the magnitude of such unknown liabilities is high, individually or in the aggregate, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

The assets we acquire may be subject to impairment charges.

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

Due to our involvement in the regulated medical-use cannabis industry, we may have a difficult time obtaining the various insurance policies that are desired to operate our business, which may expose us to additional risks and financial liabilities.

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

In January 2018, the DOJ rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. The impact of the DOJ's recent rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally, including our tenants and us.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on September 30, 2018, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants may subsequently cultivate adult-use cannabis in our medical-use cannabis facilities, if permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. Prior to the DOJ's rescission of the “Cole Memo”, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in medical-use cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

If our tenants engage in operations for the adult-use cannabis industry in addition to or in lieu of operations for the medical-use cannabis industry, our tenants, we and our properties may be subject to additional risks associated with such adult-use cannabis operations.

Our existing leases at our properties do not, and we expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis cultivation for adult-use that is permissible under state and local laws where our facilities are located, which may subject our tenants, us and our properties to different and greater risks, including those related to enforcement of federal laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our tenants to engage in adult-use cannabis operations at our properties.

New laws that are adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cultivation and production of medical-use cannabis may be modified or eliminated in the future.

We have acquired and are targeting for acquisition properties that are owned by state-licensed cultivators and producers of medical-use cannabis. Relevant state or local laws may be amended or repealed, or new laws may be enacted in the future to eliminate existing laws permitting cultivation and production of medical-use cannabis. If our tenants involved in the cultivation and production of medical-use cannabis were forced to close their operations, we would need to replace those tenants with tenants who are not engaged in the cannabis industry, who may pay significantly lower rents. Moreover, any changes in state or local laws that reduce or eliminate the ability to cultivate and produce medical-use cannabis would likely result in a high vacancy rate for the kinds of properties that we seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were specific to the medical-use cannabis industry.

Our ability to grow our business depends on state laws pertaining to the cannabis industry.

Continued development of the medical-use cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated medical-use cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the medical-use cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our tenants, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of medical-use cannabis, which could harm our business prospects.

FDA regulation of medical-use cannabis and the possible registration of facilities where medical-use cannabis is grown could negatively affect the medical-use cannabis industry, which would directly affect our financial condition.

Should the federal government legalize cannabis for medical-use, it is possible that the U.S. Food and Drug Administration ("FDA") would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical-use cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

We and our tenants may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the “Cole Memo” and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

Consequently, those businesses involved in the regulated medical-use cannabis industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The terms of our leases require that our tenants make rental payments via check or wire transfer. The inability of our current and potential tenants to open accounts and continue using the services of banks will limit their ability to enter into triple-net lease arrangements with us or may result in their default under our lease agreements, either of which could materially harm our business and the trading price of our securities.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of the property as a medical cannabis cultivation and processing facility, which if successful, could materially and adversely affect our business.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of our properties for medical cannabis cultivation and processing, including assertions that the use of the property constitutes a nuisance that diminishes the market value of such owner's nearby property. Such property owners may also attempt to assert such a claim in federal court as a civil matter under the Racketeer Influenced and Corrupt Organizations Act. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our tenants may be unable to continue to operate their business in its current form at the property, which could materially adversely impact the tenant's business and the value of our property, our business and financial results and the trading price of our securities.

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

Depending on the laws of each particular state, we may not be able to fully realize our potential to generate profit. For example, some states have residency requirements for those directly involved in the medical-use cannabis industry, which may impede our ability to contract with cannabis businesses in those states. Furthermore, cities and counties are being given broad discretion to ban certain cannabis activities. Even if these activities are legal under state law, specific cities and counties may ban them.

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

The properties that we acquire are subject to extensive regulations, which may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.

Our properties are and other properties that we expect to acquire will be subject to various local laws and regulatory requirements. Local property regulations, including restrictive covenants of record, may restrict the use of properties we acquire and may require us to obtain approval from local authorities with respect to the properties that we expect to acquire, including prior to acquiring a property or when developing or undertaking renovations. Among other things, these restrictions may relate to cultivation of medical-use cannabis, the use of water and the discharge of waste water, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. We cannot assure you that existing regulatory policies will not materially and adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our failure to obtain such regulatory approvals could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Risks Related to Financing Our Business

Our growth depends on external sources of capital, which may not be available on favorable terms or at all. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we acquire properties used in the cultivation and production of medical-use cannabis. If this source of funding is unavailable to us, our growth may be limited and our levered return on the properties we purchase may be lower.

We expect to acquire additional real estate assets, which we intend to finance primarily through newly issued equity or debt. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to the medical-use cannabis industry, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all. In addition, U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Because we intend to grow our business, this limitation may require us to raise additional equity or incur debt at a time when it may be disadvantageous to do so.

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

Our senior management team has broad discretion over our investments, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in periodic filings with the SEC. We rely on the senior management team's ability to execute acquisitions and dispositions of medical-use cannabis facilities, subject to the oversight and approval of our board of directors. Our senior management team is authorized to pursue acquisitions and dispositions of real estate investments in accordance with very broad investment guidelines, subject to approval of our board of directors.

Our board of directors may change our investment objectives and strategies without stockholder consent.

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and Maryland General Corporation Law (the "MGCL"), our stockholders generally have a right to vote only on the following matters:

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

Under the MGCL, "business combinations" (including a merger, consolidation, statutory share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and an "interested stockholder" or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder is defined as: (a) any person who beneficially owns 10% or more of the voting power of the then-outstanding voting stock of the corporation; or (b) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation.

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

In order for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). In order for us to qualify as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock, including our Series A Preferred Stock. These ownership limits and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The requirements of being a public company impose costs and demands upon our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

Complying with the reporting and other regulatory requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") is time-consuming and costly and could have a negative effect on our business, financial condition and results of operations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed additional resources and provided additional management oversight. We expect these resources and management oversight requirements to continue. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as these exemptions cease to apply.

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

Risks Related to Our Stock

The market prices and trading volumes of our common stock and preferred stock have been and may continue to be volatile.

We completed our initial public offering in December 2016 and our public offering of Series A Preferred Stock in October 2017, and the market prices for our common stock and Series A Preferred Stock have been, and may continue to be, volatile. In addition, the trading volume in our common stock and Series A Preferred Stock has fluctuated and may continue to fluctuate, resulting in significant price variations.

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock and preferred stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•	our ability to make acquisitions on preferable terms or at all;

•	the performance of our current properties and additional properties that we acquire;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we may incur in the future;

•	interest rate changes;

•	additions to or departures of our senior management team;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	changes in governmental policies, regulations or laws;

•	failure to qualify, or maintain our qualification, as a REIT;

•	refusal of securities clearing firms to accept deposits of our securities;

•	a delisting of our common stock or Series A Preferred Stock from the NYSE;

•	the realization of any of the other risk factors presented in this report;

•	actions by institutional stockholders;

•	price and volume fluctuations in the stock market generally; and

•	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

Market factors unrelated to our performance could also negatively impact the market price of our common stock and preferred stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock or preferred stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in capital markets can affect the market value of our common stock or preferred stock.

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

Furthermore, we filed a shelf registration statement, which was subsequently declared effective by the SEC, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

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

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain (which does not equal net income as calculated in accordance with U.S. generally accepted accounting principles ("GAAP")), and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We may not continue our current level of distributions to stockholders. Our board of directors will determine future distributions based on a number of factors, including cash available for distribution, economic conditions, operating results, our financial condition, especially in relation to our anticipated future capital needs, then current expansion plans, the distribution requirements for REITs, and other factors our board deems relevant. In addition, we may borrow money, sell assets or use offering proceeds to make distributions to our stockholders, if we are unable to make distributions from cash flows from operations.

Our charter permits us to pay distributions from any source and, as a result, the amount of distributions paid at any time may not reflect the performance of our properties or as cash flow from operations.

Our organizational documents permit us to make distributions from any source. To the extent that our cash available for distribution is insufficient to cover our distributions, we expect to use our cash on hand, the proceeds from the issuance of securities in the future, the proceeds from borrowings or other sources to pay distributions. It is possible that any distributions declared will be paid from our cash on hand or future issuances of shares of our common stock or preferred stock, which would constitute a return of capital to our stockholders. If we fund distributions from borrowings, sales of properties, future issuances of securities or cash on hand, we will have fewer funds available for the acquisition of additional properties resulting in potentially fewer investments, less diversification of our portfolio and a reduced overall return to our stockholders. In addition, the value of our shares of common stock and preferred stock may be diluted because funds that would otherwise be available to make investments would be diverted to fund distributions.

The market price of our common stock and existing preferred stock could be materially and adversely affected by our level of cash distributions.

The market value of our common stock and existing preferred stock is based primarily upon the market's perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or re-financings, and is secondarily based upon the real estate market value of our underlying assets. For that reason, our stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our stock. Our failure to meet the market's expectations with regard to future earnings and cash distributions likely would materially and adversely affect the market price of our common stock and existing preferred stock.

Future offerings of debt or preferred equity securities, which may rank senior to our common stock and existing preferred stock, may materially and adversely affect the market price of our common stock.

If we decide to issue debt securities in the future, which would rank senior to our common stock and existing preferred stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any preferred equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and/or existing preferred stock and may result in dilution to owners of our common stock and existing preferred stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt or preferred equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock and existing preferred stock will bear the risk of our future offerings reducing the market price of our common stock and existing preferred stock and diluting the value of their stock holdings in us.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” and we benefit from certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our company. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. If some investors find our common stock and existing preferred stock less attractive as a result, there may be a less active trading market for our common stock and existing preferred stock, and corresponding stock prices may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company,” which in certain circumstances could be up to five years.

Risks Related to Our Taxation as a REIT

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders and have significant adverse consequences on the market price of our common stock and existing preferred stock.

We have been organized and we intend to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the "Service") that we qualify as a REIT, and the statements in this report are not binding on the Service or any court. Qualification as a REIT involves the application of highly technical and complex Code provisions and regulations promulgated by the U.S. Treasury Department thereunder ("Treasury Regulations") for which there are limited judicial and administrative interpretations. Accordingly, we cannot provide assurance that we will qualify or remain qualified as a REIT.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends (other than capital gain dividends) payable by REITs, however, generally are not eligible for the reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of our common stock.

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

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

At any time, the U.S. federal income tax laws or Treasury Regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect, and may adversely affect us and our stockholders. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively.

 It is unclear at this time what impact the recent rescission of the Cole Memo by U.S. Attorney General Jeff Sessions may have on our ability to qualify as a REIT. If rescission of the Cole Memo is followed by strict enforcement of federal prohibitions regarding cannabis, the Service could seek to apply the provisions of Section 280E of the Code to our company. Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of medical-use cannabis products. If the Service were to take the position that, through our rental agreements with our state-licensed medical-use cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or for any other violations of the CSA, the Service may apply the provisions of Section 280E of the Code to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to qualify as a REIT.

In addition, tax legislation originally introduced as the Tax Cuts and Jobs Act and signed into law in December 2017 (the “TCJA”) makes numerous changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2017, we owned the following five properties, which were 100% leased with a weighted-average remaining lease term of approximately 14.7 years:

Property	Market	Closing Date	Rentable Square Feet (1)	Investment
				(In thousands)
PharmaCann NY	New York	December 19, 2016	127,000	$30,000
Holistic MD	Maryland	May 26, 2017	72,000	16,900	(2)
Vireo NY	New York	October 23, 2017	40,000	3,400	(3)
Vireo MN	Minnesota	November 8, 2017	20,000	3,000	(3)
Pharm AZ	Arizona	December 15, 2017	358,000	15,000	(4)
Total			617,000	$68,300

(1)	Rentable square feet at time of acquisition.
(2)	Includes total purchase price of $11.0 million and tenant improvement allowance of $5.9 million, which was fully funded as of December 31, 2017.
(3)	Excludes tenant improvement allowance of $1.0 million for each property, of which no amount was funded for either property as of December 31, 2017.
(4)	Excludes tenant improvement allowance of $3.0 million, of which no amount was funded as of December 31, 2017.

See Item 1. "Business — Our Properties" for more information about our properties.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock began trading on the New York Stock Exchange under the symbol "IIPR" on December 1, 2016. On March 28, 2018, the closing price of our common stock reported on the New York Stock Exchange was $26.32 per share. The high and low common stock sales prices per share during the periods indicated were as follows:

Price per share of common stock(1):
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal year 2017
High	$19.94	$18.95	$18.86	$32.52	$32.52
Low	$15.45	$16.54	$15.72	$17.94	$15.45

Fiscal year 2016
High	$ N/A	$ N/A	$ N/A	$20.52	$20.52
Low	$ N/A	$ N/A	$ N/A	$15.45	$15.45

(1)	Our shares began trading on December 1, 2016, and we completed the initial public offering of shares of our common stock on December 5, 2016.

Approximate Number of Holders of Our Common Shares

As of March 28, 2018 there were 11 holders of record of our common shares. This number excludes our common shares owned by stockholders holding under nominee security position listings.

Distribution Information

We intend to elect and qualify to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain (which does not equal net income as calculated in accordance with GAAP), and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income.

As of March 28, 2018, we have declared and paid the following distributions to stockholders:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Payable Date	Dividend Amount
					(In thousands)
May 30, 2017	Common stock	$0.15	April 1, 2017 to June 30, 2017	July 14, 2017	$525
September 15, 2017	Common stock	$0.15	July 1, 2017 to September 30, 2017	October 13, 2017	$525
December 15, 2017	Common stock	$0.25	October 1, 2017 to December 31, 2017	January 16, 2018	$875
December 15, 2017	Series A preferred stock	$0.5375	October 19, 2017 to January 14, 2018	January 16, 2018	$323

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

 As of December 31, 2017, we had deployed all of the net proceeds from our initial public offering, as follows: (1) approximately $30.1 million (including transaction costs) of the net proceeds have been used to acquire our property in New York from PharmaCann LLC; (2) approximately $17.1 million (including transaction costs) of the net proceeds have been used to acquire our property in Maryland and reimburse the seller for certain development costs and tenant improvements; (3) approximately $4.5 million (including estimated transaction costs) of the net proceeds have been used to acquire our property in New York from a subsidiary of Vireo Health, LLC, including $1.0 million made available to the tenant to fund future tenant improvements at the property; (4) approximately $4.1 million (including estimated transaction costs) of the net proceeds have been used to acquire our property in Minnesota from a subsidiary of Vireo Health, LLC, including $1.0 million made available to the tenant to fund future tenant improvements at the property; and (5) the remaining balance of approximately $5.3 million of the net proceeds have been used to fund part of the purchase price for our acquisition of a property in Arizona from an affiliate of The Pharm, LLC.

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

We were incorporated in Maryland on June 15, 2016, and we intend to elect and to operate our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2017. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership.

As of December 31, 2017, we owned five properties located in New York, Maryland, Arizona and Minnesota, totaling approximately 617,000 rentable square feet, which were 100% leased with weighted-average remaining lease term of approximately 14.7 years. As of December 31, 2017, we had invested $68.3 million in the aggregate (excluding transaction costs) and had committed an additional $5.0 million to reimburse certain tenants for future tenant improvements at our properties. Our average initial yield on invested capital is approximately 15.8% for these five properties, calculated as the sum of the initial base rents, supplemental rent (with respect to the lease at our PharmaCann NY Property) and property management fees, after the expiration of the base rent abatement period (with respect to the lease at our Pharm AZ Property), divided by our aggregate investment in these properties (excluding transaction costs and including aggregate potential tenant reimbursements of $5.0 million).

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

We may take advantage of the other provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Conditions in Our Markets

Positive or negative changes in regulatory, economic or other conditions, and natural disasters in the markets where we acquire properties may affect our overall financial performance.

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

Our Qualification as a REIT

We have been organized and we intend to elect, and to operate our business so as to qualify, to be taxed as a REIT, for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2017. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In order for us to qualify as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock.

Results of Operations

We were formed on June 15, 2016. We commenced active real estate operations in December 2016 with the acquisition of our PharmaCann NY Property. During the year ended December 31, 2017, we acquired four properties totaling approximately 490,000 rentable square feet for approximately $38.3 million, excluding transaction costs:

Property	Market	Closing Date	Rentable Square Feet (1)	Investment
				(In thousands)
Holistic MD	Maryland	May 26, 2017	72,000	$16,900	(2)
Vireo NY	New York	October 23, 2017	40,000	3,400	(3)
Vireo MN	Minnesota	November 8, 2017	20,000	3,000	(3)
The Pharm AZ	Arizona	December 15, 2017	358,000	15,000	(4)
Total			490,000	$38,300

(1)	Rentable square feet at time of acquisition.

(2)	Includes total purchase price of $11.0 million and tenant improvement allowance of $5.9 million, which was fully funded as of December 31, 2017.
(3)	Excludes tenant improvement allowance of $1.0 million for each property, of which no amount was funded for either property as of December 31, 2017.
(4)	Excludes tenant improvement allowance of $3.0 million, of which no amount was funded as of December 31, 2017.

Comparison of the Year Ended December 31, 2017 and the Period from June 15, 2016 (date of incorporation) through December 31, 2016

As a result of the timing of our formation in June 2016, and the initial public offering and commencement of real estate operations with the acquisition of our first property in December 2016, comparative operating results are not relevant to a discussion of operations for the year ended December 31, 2017 and the period from June 15, 2016 (date of incorporation) through December 31, 2016. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations (in thousands):

	Year Ended December 31, 2017	Period from June 15, 2016 (date of incorporation) through December 31, 2016
Revenues:
Rental	$6,302	$180
Tenant reimbursements	118	87
Total revenues	6,420	267

Expenses:
Property expenses	118	87
General and administrative expense	5,497	828
Severance	113	—
Forfeited Class B common shares	—	3,707
Organization costs	—	64
Depreciation expense	915	27
Total expenses	6,643	4,713
Loss from operations	(223)	(4,446)
Interest income	151	54
Net loss	(72)	(4,392)
Preferred stock dividend	323	—
Net loss attributable to common stockholders	$(395)	$(4,392)

Revenues.

Rental. Our rental revenues related to rent and property management fees generated from leases at one property that we acquired in December 2016 and four properties that we acquired in 2017.

Tenant Reimbursements. Tenant reimbursements related to reimbursements by tenants for property insurance premiums paid at certain properties.

Expenses.

Property Expenses. Property expenses related to property insurance premiums at certain of our properties, which were reimbursed by the tenants.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2017 was primarily related to compensation and occupancy costs for our employees and corporate office. Compensation expense for the year ended December 31, 2017 included approximately $1.7 million in non-cash stock-based compensation. Stock-based compensation for equity awards is based on the grant date fair value of restricted stock that was granted to certain of our employees and non-employee members of our board of directors during 2016 and during the year ended December 31, 2017, which is recognized over the requisite service period.

General and administrative expense for the period from June 15, 2016 (date of incorporation) through December 31, 2016 was approximately $828,000, of which approximately $566,000 was related to consulting services provided by IGP Advisers LLC, a company that was owned by certain of our officers, in connection with our initial public offering, and approximately $262,000 was for compensation and occupancy costs related to our employees and corporate office. Compensation expense for the period from June 15, 2016 (date of incorporation) through December 31, 2016 included approximately $58,000 in non-cash stock-based compensation.

Severance. During the year ended December 31, 2017, we incurred $113,000 in severance expense related to the cessation of employment of one of our executive officers in June 2017.

Forfeited Class B Common Shares. We recognized non-cash stock-based compensation expense of approximately $3.7 million for the period from June 15, 2016 (date of incorporation) through December 31, 2016, related to the issuance of Class B common stock to our founders at $0.001 per share (par value) and subsequent redemption of all such shares of Class B common stock by us for $0.001 per share (par value) immediately prior to the completion of our initial public offering in December 2016. We estimated the fair value of these shares at the June 15, 2016 grant date and at subsequent modification dates using a Monte Carlo simulation model. The fair value calculation was primarily based on management's estimates of the probability of its initial public offering and the estimated proceeds of such offering. As a result of the redemption of all shares of Class B common stock, although GAAP requires that we record this non-cash stock-based compensation expense, none of the founders received any value from their purchase of the shares of Class B common stock, as all such shares of Class B common stock were redeemed by us at the original purchase price prior to our initial public offering.

Organization Costs. Organization costs for the period from June 15, 2016 (date of incorporation) through December 31, 2016 were primarily costs related to our formation.

Depreciation Expense. Depreciation expense related to depreciation on our buildings and tenant improvements at our properties.

Interest Income. Interest income primarily related to a credit received relating to our banking accounts in 2016 and interest earned on our cash and cash equivalents.

Preferred Stock Dividend. In October 2017, we completed our public offering of 600,000 shares of Series A Preferred Stock. Preferred stock dividend relates to the pro rata dividend that we paid on January 16, 2018 to our Series A Preferred stockholders of record as of December 29, 2017, for the period from and including the original issue date to and including January 14, 2018.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire our target properties, pay dividends to our stockholders, fund our operations, and meet other general business needs.

Sources and Uses of Cash

We derive all of our revenues from the leasing of our properties, collecting rental income and operating expense reimbursements based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

On December 5, 2016, we completed our initial public offering of 3,350,000 shares of our common stock at a public offering price of $20.00 per share. We received net proceeds of approximately $61.1 million from the offering.

On October 19, 2017, we issued 600,000 shares of our 9.00% Series A Cumulative Redeemable Preferred Stock in a public offering, resulting in net proceeds of approximately $14.0 million, after deducting the underwriters' discounts and commissions and offering expenses.

On January 22, 2018, we issued 3,220,000 shares of common stock in a public offering, including the exercise in full of the underwriters' option to purchase an additional 420,000 shares, resulting in net proceeds of approximately $79.3 million, after deducting the underwriters' discounts and commissions and offering expenses.

On December 1, 2017, we filed a shelf registration statement, which was subsequently declared effective by the SEC, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

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

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2017 were approximately $5.0 million. Cash flows provided by operating activities were generally provided by contractual rent and security deposits from our properties, partially offset by costs of operating our properties.

Cash flows provided by operating activities for the period from June 15, 2016 (date of incorporation) through December 31, 2016 were approximately $1.7 million. Cash flows provided by operating activities were generally provided by contractual rent and security deposits from our PharmaCann NY Property, partially offset by costs of operating the property.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2017 were approximately $38.6 million, relating to the purchases of four properties in 2017 and the subsequent funding of certain tenant improvements at one of those properties. Our investments in the properties were funded from the net proceeds of our initial public offering and part of the net proceeds from our Series A Preferred Stock offering.

Cash flows used in investing activities for the period from June 15, 2016 (date of incorporation) through December 31, 2016 were approximately $30.0 million, for the purchase of our PharmaCann NY Property. Our investment in the PharmaCann NY Property was funded from the net proceeds of our initial public offering.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2017 were approximately $12.4 million, primarily related to approximately $14.0 million in net proceeds from our preferred stock offering, partially offset by approximately $1.1 million in dividend payments to holders of our common stock and Series A Preferred Stock, approximately $276,000 in costs incurred relating to our initial public offering and approximately $298,000 in withholding taxes paid by us related to net share settlement of restricted stock awards that vested for certain employees.

Cash flows provided by financing activities for the period from June 15, 2016 (date of incorporation) through December 31, 2016 were approximately $61.3 million. In December 2016, the Company completed its initial public offering and received net proceeds of approximately $61.1 million, after deducting the underwriters' discounts and commissions and offering expenses, including expenses subsequently paid in January 2017. See Note 3 to the Consolidated Financial Statements for more details.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2017, the Company declared cash dividends on its common stock equal to $0.15 per share, $0.15 per share and $0.25 per share on May 30, 2017, September 15, 2017 and December 15, 2017, respectively, and a cash dividend on its Series A Preferred Stock of $0.5375 per share on December 15, 2017. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows and make accretive new investments.

Funds from Operations and Adjusted Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.”

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

Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance.  We calculate AFFO by adding to FFO certain non-cash expenses, consisting of non-cash stock-based compensation expense, severance expense and forfeited Class B common shares.

Our computation of FFO and AFFO may differ from the methodology for calculating FFO and AFFO utilized by other equity REITs and, accordingly, may not be comparable to such REITs. Further, FFO and AFFO do not represent cash flow available for management's discretionary use. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO and AFFO should be considered only as supplements to net income computed in accordance with GAAP as measures of operations.

The table below is a reconciliation of net loss to FFO and AFFO for the year ended December 31, 2017 and period from June 15, 2016 (date of incorporation) through December 31, 2016. Included in our net loss for the period from June 15, 2016 (date of incorporation) through December 31, 2016 was approximately $3.7 million, or $3.85 per common share (basic and diluted), of noncash forfeited Class B common shares, related to the issuance of Class B common stock to our founders at $0.001 per share (par value) and subsequent redemption of all such shares of Class B common stock by us for $0.001 per share (par value) immediately prior to the completion of our initial public offering in December 2016. As a result of the redemption of all shares of Class B common stock, although GAAP requires that we record this as stock-based compensation expense, none of the founders received any value from their purchase of the shares of Class B common stock, as all such shares of Class B common stock were redeemed by us at the original purchase price prior to our initial public offering.

	Year Ended December 31,	For the Period June 15, 2016 (date of incorporation) through December 31,
(In thousands, except share and per share amounts)	2017	2016
Net loss attributable to common stockholders	$(395)	$(4,392)
Real estate depreciation	915	27
FFO available to common stockholders	$520	$(4,365)
Stock-based compensation	1,719	58
Forfeited Class B common shares	—	3,707
Severance	113	—
AFFO available to common stockholders	$2,352	$(600)
FFO per common share – basic and diluted	$0.15	$(4.53)
AFFO per common share – basic	$0.70	$(0.62)
AFFO per common share – diluted	$0.67	$(0.62)
Weighted-average common shares outstanding – basic	3,375,284	962,775
Weighted-average common shares outstanding – diluted	3,507,145	962,775

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

Acquisition of Rental Property, Depreciation and Impairment

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. We depreciate each of our buildings and improvements over its estimated remaining useful life, not to exceed 35 years. We depreciate tenant improvements at our buildings over the shorter of the estimated useful lives or the terms of the related leases. If we use a shorter or longer estimated useful life, it could have a material impact on our consolidated results of operations.

Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed. Upon acquisition of property, we allocate the purchase price based upon the relative fair values of all assets acquired and liabilities assumed. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred. All of our acquisitions have been recorded as asset acquisitions.

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

Revenue Recognition

Our existing tenant leases and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fees. We account for our leases as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Rental increases based upon changes in the CPI are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses will be included in tenant reimbursements in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

We record revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to its limited operating history and the uncertain regulatory environment in the United States relating to the medical-use cannabis industry.

Stock-Based Compensation

Stock-based compensation for equity awards is based on the grant date fair value of the equity instrument and is recognized over the requisite service period. If awards are forfeited prior to vesting, we reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs and reclassify any non-forfeitable dividends previously paid on these awards from retained earnings to compensation expense.

Income Taxes

We have been organized and we intend to elect, and to operate our business so as to qualify, to be taxed as a REIT, for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2017. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income for U.S. federal income tax purposes. As long as our dividends equal or exceed our taxable net income, we generally will not be required to pay U.S. federal income tax on such income.

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning in 2018.  This new legislation is not expected to have a material adverse effect on the Company's business and contains several potentially favorable provisions.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2017 (the end of the period covered by this Annual Report).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)).  Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2017, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our principal executive officer and financial officer concluded that our internal controls, as of December 31, 2017, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading "Information Regarding the Board — Committees of the Board — Audit Committee" will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled "General — Section 16(a) Beneficial Ownership Reporting Compliance" will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules:

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.

(3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary Classifying Innovative Industrial Properties, Inc.'s 9.00% Series A Cumulative Redeemable Preferred Stock).(1)
3.2	Amended and Restated Bylaws of Innovative Industrial Properties, Inc.(2)
4.1	Form of Certificate for Common Stock.(3)
10.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(2)
10.2+	2016 Omnibus Incentive Plan.(2)
10.3+	Form of Restricted Stock Award Agreement for Officers.(4)
10.4+	Form of Restricted Stock Award Agreement for Directors.(4)
10.5+	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(2)
10.6+	Form of Restricted Stock Purchase Agreement dated June 15, 2016 between Innovative Industrial Properties, Inc. and the purchaser named therein.(2)
10.7+	Form of Redemption Agreement between Innovative Industrial Properties, Inc. and the holder named therein.(5)
10.8+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(6)
10.9+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(6)

10.10+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Robert Sistek.(6)
10.11+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(6)
10.12+	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(7)
10.13+	Employment Transition Agreement dated as of June 30, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Robert Sistek.(8)
10.14+	Director Compensation Policy.(9)
10.14	Funding Agreement between Innovative Industrial Properties, Inc. and IGP Advisers LLC.(2)
10.16	Consulting Agreement between Innovative Industrial Properties, Inc. and IGP Advisers LLC.(2)
10.17	Purchase Agreement dated as of August 22, 2016 between IIP Operating Partnership, LP and PharmaCann LLC.(2)
10.18	Amendment No. 1 dated September 16, 2016 to Purchase Agreement dated as of August 22, 2016 between IIP Operating Partnership, LP and PharmaCann LLC.(2)
10.19	Amendment No. 2 dated November 23, 2016 to Purchase Agreement dated as of August 22, 2016, as amended, between IIP Operating Partnership, LP and PharmaCann LLC.(5)
10.20	Lease Agreement, dated as of December 19, 2016, between IIP-NY 1 LLC and PharmaCann LLC.(10)
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of May 1, 2017 between IIP Operating Partnership, LP and PGHI LLC.(11)
10.22	Lease Agreement, dated as of May 26, 2017, between IIP-MD 1 LLC and Holistic Industries LLC.(12)
10.23	First Amendment dated September 25, 2017 to Lease Agreement, dated as of May 26, 2017, between IIP-MD 1 LLC and Holistic Industries LLC.(13)
10.24	Purchase and Sale Agreement and Joint Escrow Instructions dated as of November 21, 2017 between IIP Operating Partnership, LP and Flying Dutchman Real Estate Holdings, LLC.(14)
10.25	Lease Agreement, dated as of December 15, 2017, between IIP-AZ 1 LLC and Sun Grown Solutions, LLC.(15)
21.1*	List of Subsidiaries of Innovative Industrial Properties, Inc.
23.1*	Consent of BDO USA, LLP.
23.2*	Consent of Martin Hood LLC.
23.3*	Consent of Grossberg Company LLP.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

+ Indicates management contract or compensatory plan.

(1)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.

(4)	Incorporated by reference to Innovative Industrial Properties, Inc.'s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(5)	Incorporated by reference to Innovative Industrial Properties, Inc.'s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on November 25, 2016.
(6)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(7)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(8)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2017.
(9)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 9, 2018.
(10)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on December 21, 2016.
(11)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2017.
(12)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 30, 2017.
(13)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 25, 2017.
(14)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 28, 2017.
(15)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on December 18, 2017.

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

Dated March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan Gold	Executive Chairman	March 29, 2018
Alan Gold

/s/ Gary Kreitzer	Vice Chairman	March 29, 2018
Gary Kreitzer

/s/ Paul Smithers	President, Chief Executive Officer and Director	March 29, 2018
Paul Smithers

/s/ Scott Shoemaker	Director	March 29, 2018
Scott Shoemaker

/s/ David Stecher	Director	March 29, 2018
David Stecher

INDEX TO FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3
Consolidated Statements of Operations for the year ended December 31, 2017 and the period from June 15, 2016 (date of incorporation) through December 31, 2016	F-4
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2017 and the period from June 15, 2016 (date of incorporation) through December 31, 2016	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2017 and the period from June 15, 2016 (date of incorporation) through December 31, 2016	F-6
Notes to Consolidated Financial Statements	F-7

PharmaCann LLC

Holistic Industries LLC

Independent Auditor's Report	F-35
Balance Sheets as of December 31, 2017, 2016 and 2015	F-36
Statements of Operation for the years ended December 31, 2017 and 2016 and the period from July 1, 2015 (inception) through December 31, 2015	F-37
Statements of Changes in Members' Equity for the years ended December 31, 2017 and 2016 and the period from July 1, 2015 (inception) through December 31, 2015	F-38
Statements of Cash Flows for the years ended December 31, 2017 and 2016 and the period from July 1, 2015 (inception) through December 31, 2015	F-39
Notes to Financial Statements	F-40

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Industrial Properties, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017 and for the period from June 15, 2016 (date of incorporation) through December 31, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the year ended December 31, 2017 and for the period from June 15, 2016 (date of incorporation) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

San Diego, California

March 29, 2018

Innovative Industrial Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Real estate, at cost:
Land	$11,514	$7,600
Buildings and improvements	51,315	22,475
Tenant improvements	5,901	—
Total real estate, at cost	68,730	30,075
Less accumulated depreciation	(942)	(27)
Net real estate held for investment	67,788	30,048
Cash and cash equivalents	11,758	33,003
Prepaid insurance and other assets, net	482	276
Total assets	$80,028	$63,327

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$1,082	$70
Dividends payable	1,198	—
Offering cost liability	41	276
Rent received in advance and tenant security deposits	4,158	2,542
Total liabilities	6,479	2,888

Commitments and contingencies (Notes 7 and 10)

Stockholders’ equity
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares and no shares issued and outstanding at December 31, 2017 and 2016, respectively	14,009	—
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 3,501,147 shares and no shares issued and outstanding at December 31, 2017 and 2016, respectively	4	—
Class A common stock, par value $0.001 per share, no shares and 49,000,000 shares authorized, and no shares and 3,416,508 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	3
Class B common stock, par value $0.001 per share, no shares and 1,000,000 shares authorized and no shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Additional paid-in-capital	64,000	64,828
Accumulated deficit	(4,464)	(4,392)
Total stockholders' equity	73,549	60,439
Total liabilities and stockholders' equity	$80,028	$63,327

See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31, 2017	Period from June 15, 2016 (date of incorporation) through December 31, 2016
Revenues:
Rental	$6,302	$180
Tenant reimbursements	118	87
Total revenues	6,420	267

Expenses:
Property expenses	118	87
General and administrative expense	5,497	828
Severance	113	—
Forfeited Class B common shares	—	3,707
Organization costs	—	64
Depreciation expense	915	27
Total expenses	6,643	4,713
Loss from operations	(223)	(4,446)
Interest income	151	54
Net loss	(72)	(4,392)
Preferred stock dividend	323	—
Net loss attributable to common stockholders	$(395)	$(4,392)
Net loss attributable to common stockholders per share (basic and diluted) (Note 6)	$(0.13)	$(4.56)
Weighted average shares outstanding
Basic and diluted	3,375,284	962,775
Dividends declared per common share	$0.55	$—

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share amounts)

	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, June 15, 2016	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	508,065	1	—	—	1
Redemption of Class B common stock	—	(508,065)	(1)	—	—	(1)
Forfeited Class B common shares	—	—	—	3,707	—	3,707
Issuance of Class A common stock	—	3,350,000	3	61,063	—	61,066
Net loss	—	—	—	—	(4,392)	(4,392)
Stock-based compensation	—	66,508	—	58	—	58
Balance, December 31, 2016	$—	3,416,508	$3	$64,828	$(4,392)	$60,439
Reclassification of Class A and Class B common stock to common stock	—	*	*	—	—	—
Net proceeds from sale of preferred stock	14,009	—	—	—	—	14,009
Preferred stock dividend	—	—	—	(323)	—	(323)
Common stock dividend	—	—	—	(1,925)	—	(1,925)
Net issuance of unvested restricted stock	—	84,639	—	(298)	—	(298)
Net loss	—	—	—	—	(72)	(72)
Stock based compensation	—	—	1	1,718	—	1,719
Balance, December 31, 2017	$14,009	3,501,147	$4	$64,000	$(4,464)	$73,549

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

Innovative Industrial Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31, 2017	Period from June 15, 2016 (date of incorporation) through December 31, 2016
Cash flows from operating activities
Net loss	$(72)	$(4,392)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	915	27
Stock-based compensation	1,719	58
Forfeited Class B common shares	—	3,707
Changes in assets and liabilities
Prepaid insurance and other assets, net	(155)	(276)
Accounts payable and accrued expenses	992	27
Rents received in advance and tenant security deposit	1,616	2,542
Net cash provided by operating activities	5,015	1,693
Cash flows from investing activities
Purchases of investments in real estate	(32,734)	(30,032)
Capital expenditures	(5,911)	-
Net cash used in investing activities	(38,645)	(30,032)
Cash flows from financing activities
Issuance of Class B common stock	—	1
Redemption of Class B common stock	—	(1)
Issuance of Class A common stock, net of offering costs	(276)	61,342
Dividends paid to common stockholders	(1,050)	—
Issuance of Series A Preferred Stock, net of offering costs	14,009	—
Taxes paid related to net share settlement of equity awards	(298)	—
Net cash provided by financing activities	12,385	61,342
Net (decrease)/increase in cash and cash equivalents	(21,245)	33,003
Cash and cash equivalents, beginning of period	33,003	—
Cash and cash equivalents, end of period	$11,758	$33,003
Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing and financing activities:

Accrual for common and preferred stock dividends declared	$1,198	$—
Invoices accrued for capitalized costs	20	43
Invoices accrued for offering costs	41	276

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to Consolidated Financial Statements

1. Organization

As used herein, the terms "we", "us", "our" or the "Company" refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (our "Operating Partnership").

We acquire, own and manage specialized industrial properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We lease and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We were incorporated in Maryland on June 15, 2016, and we intend to elect and to operate our business so as to qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2017. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2017, we had six full-time employees.

As of December 31, 2017, we owned five properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 617,000 rentable square feet (unaudited) in New York, Maryland, Arizona and Minnesota.

2. Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Basis of Presentation.  The consolidated financial statements include all of the accounts of the Company, the Operating Partnership and all of our wholly owned subsidiaries, presented in accordance with U.S. generally accepted accounting principles.

Reclassifications. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net loss as previously reported.

Federal Income Taxes.  We intend to elect and continue to operate our business so as to qualify, and to be taxed, as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2017. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results may differ materially from these estimates and assumptions.

Acquisition of Real Estate Properties.  Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket or/or region and the fair value of buildings on an as-if vacant basis. Acquisition costs are capitalized as incurred. All of our acquisitions to date were recorded as asset acquisitions.

Organization, Offering and Transaction Costs.  IGP Advisers LLC ("IGP Advisers"), a company that was owned by Alan Gold, our executive chairman, Paul Smithers, our president, chief executive officer and director, and Gregory Fahey, our former chief accounting officer, funded our organization, certain offering and transaction costs. Organization costs incurred by the Company were expensed. Offering costs incurred were recorded to stockholders' equity as a reduction to additional paid-in capital. Transaction costs incurred by the Company were capitalized as incurred. Through December 31, 2016, on behalf of the Company, IGP Advisers incurred offering costs of $338,000, organization costs of $34,000 and transaction costs of $8,000. The Company incurred additional offering costs of $906,000, organization costs of $30,000 and transaction costs of $67,000 as of December 31, 2016. Following the completion of our initial public offering, our agreements with IGP Advisers terminated and IGP Advisers was dissolved. No amounts were incurred by IGP Advisers on behalf of the Company in 2017.

Depreciation.  We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the estimated useful lives. We depreciate each of our buildings and improvements over its estimated remaining useful life, not to exceed 35 years. We depreciate tenant improvements at our buildings over the shorter of the estimated useful lives or the terms of the related leases.

We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to six years.

Provision for Impairment.  Another significant judgment must be made as to if, and when, impairment losses should be taken on our property when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. As of December 31, 2017, no impairment losses were recognized.

Revenue Recognition.  Our leases and future tenant leases are expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fee. We anticipate that all leases will be accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Rental increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursements in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

We record revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to its limited operating history.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2017 and 2016, $8.9 million and $32.7 million, respectively, were invested in short-term money market funds and certificates of deposit.

Stock-Based Compensation. Stock-based compensation for equity awards is based on the grant date fair value of the equity investment and is recognized over the requisite service period. If awards are forfeited prior to vesting, we reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs and reclassify any nonforfeitable dividends previously paid on these awards from retained earnings to compensation expense.

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02") which introduces a lessee model that brings most leases on the balance sheet. Under this new standard the large majority of operating leases are expected to remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. ASU 2016-02 is effective for years beginning after December 15, 2019 as a result of the Company’s election as an emerging growth company, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our Consolidated Financial Statements.

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

In February 2017, the FASB has issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("Subtopic 610-20"). A contract may involve the transfer of both nonfinancial assets and financial assets (e.g., cash and receivables). The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments are effective at the same time Topic 606, Revenue from Contracts with Customers, is effective. This new standard is effective for years beginning after December 15, 2018 as a result of the Company’s election as an emerging growth company. We do not expect this amendment to have an effect on our consolidated financial statements.

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

Concentration of Credit Risk. Our properties are located in the states of New York, Maryland, Arizona and Minnesota.  The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. During the year ended December 31, 2017, the tenant at one of our properties in New York and the tenant at our property in Maryland accounted for 82% and 14%, respectively, or our rental revenues. At December 31, 2017, one of our properties in New York, our property in Maryland and our property in Arizona accounted for 43%, 25% and 22%, respectively, of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  As of December 31, 2017, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of December 31, 2017, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 3,501,147 shares of common stock issued and outstanding.

In June 2016, we issued 508,065 shares of Class B Common Stock for $508 to certain of our executive officers, directors and a co-founder. Each of our founders subsequently entered into a redemption agreement with us pursuant to which such shares of Class B Common Stock were redeemed by us in their entirety for $0.001 per share and cancelled immediately before the closing of our initial public offering.

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

Effective as of January 26, 2017, the Company amended its charter to reclassify all shares of Class A Common Stock and Class B Common Stock of the Company as a single class of common stock, par value $0.001 per share. As described above, there were no shares of Class B common stock outstanding as of January 26, 2017, as all such shares were redeemed prior to the Company's initial public offering in December 2016.

4. Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share. On October 19, 2017, the Company completed an underwritten public offering of 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), at a price to the public of $25.00 per share, resulting in net proceeds of approximately $14.0 million, after deducting the underwriters' discounts and commissions and offering expenses. Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year, with the first dividend paid on January 16, 2018. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund.

Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock).  On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the year ended December 31, 2017:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Payable Date	Dividend Amount
					(In thousands)
May 30, 2017	Common stock	$0.15	April 1, 2017 to June 30, 2017	July 14, 2017	$525
September 15, 2017	Common stock	$0.15	July 1, 2017 to September 30, 2017	October 13, 2017	$525
December 15, 2017	Common stock	$0.25	October 1, 2017 to December 31, 2017	January 16, 2018	$875
December 15, 2017	Series A preferred stock	$0.5375	October 19, 2017 to January 14, 2018	January 16, 2018	$323

6. Net Income (Loss) Per Share

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

Through December 31, 2017, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions to participating securities for the year ended December 31, 2017 have been included in net loss attributable to common stockholders to calculate net loss per basic and diluted share. For the year ended December 31, 2017, the Company incurred a net loss and therefore had distributions in excess of earnings. As such, 106,839 of unvested restricted shares outstanding at December 31, 2017 have been excluded from the calculation of net loss per diluted share for the year ended December 31, 2017 as the impacts were anti-dilutive. Computations of net loss per basic and diluted share (in thousands, except share data) were as follows:

	Year Ended December 31,	For the Period June 15, 2016 (date of incorporation) through December 31,
	2017	2016
Net loss	$(72)	$(4,392)
Preferred stock dividend	(323)	—
Distributions to participating securities	(59)	—
Net loss attributable to common stockholders used to compute net loss per share	$(454)	$(4,392)
Weighted average common shares outstanding- basic and diluted	3,375,284	962,775
Net loss per share attributable to common stockholders – basic and diluted	$(0.13)	$(4.56)

7. Properties

On December 19, 2016, we completed the acquisition of a 127,000 square foot (unaudited) industrial property located in New York (the “PharmaCann NY Property”), which we purchased from PharmaCann LLC (“PharmaCann”) for approximately $30.0 million (plus approximately $75,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with PharmaCann, as tenant, for use as a medical cannabis cultivation and processing facility. PharmaCann is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the PharmaCann NY Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The initial base rent of the PharmaCann lease was approximately $319,580 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the consumer price index. The lease also provides that we receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month. As of December 31, 2017, the base rent of the PharmaCann lease after the first annual increase was approximately $332,360 per month.

On May 26, 2017, we purchased an industrial property located in Maryland (the “Holistic MD Property”), which comprises approximately 72,000 square feet (unaudited) and was under development at the time of our acquisition. The initial purchase price was $8.0 million (plus approximately $185,000 in transaction costs), with an additional $3.0 million payable to the seller upon completion of certain development milestones. Concurrent with the closing of the purchase of the Holistic MD Property, we entered into a triple-net lease agreement with Holistic Industries LLC (“Holistic”) for use as a medical cannabis cultivation and processing facility. The initial term of the lease is 16 years, with three options to extend the term of the lease for three additional five-year periods. Holistic has an option to purchase the property upon a qualifying termination event or at the end of the initial lease term and subject to certain conditions, at the option purchase price that is the greater of fair market value or a 7.5% capitalization rate derived from market rental rates for industrial properties in the relevant competitive market.

On August 1, 2017, we paid the additional $3.0 million to the seller upon the seller’s completion of the development milestones at the Holistic MD Property. On September 25, 2017, we amended our lease with Holistic to, among other things, rescind the $1.9 million rent reserve that we originally established for Holistic under the lease, and to reimburse up to $1.9 million of additional tenant improvements for Holistic, such that a total of $5.9 million is reimbursable by us to Holistic for tenant improvements. On September 28, 2017, we approved and accrued for Holistic's draw request for reimbursement of the full $5.9 million of tenant improvements and funded that amount on October 2, 2017. As a result, as of December 31, 2017, our total investment in the Holistic MD Property was approximately $16.9 million (excluding transaction costs), and, effective as of October 1, 2017, Holistic’s base rent is approximately $213,760 per month, of which $187,500 is subject to annual escalations of 3.25% for the initial lease term. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the initial term.

On October 23, 2017, we completed the acquisition of a 40,000 square foot (unaudited) industrial property located in New York (the “Vireo NY Property”), which we purchased from a subsidiary of Vireo Health, Inc. (“Vireo New York”) for approximately $3.4 million (plus approximately $60,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with Vireo New York, as tenant, for use as a medical cannabis cultivation and processing facility. Vireo New York is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the Vireo NY Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The lease also provides that we will fund up to $1.0 million as reimbursement for future tenant improvements at the Vireo NY Property, none of which was funded as of December 31, 2017. The initial base rent of the Vireo New York lease is $55,000 per month, subject to annual increases at a rate of 3.5%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term.

On November 8, 2017, we completed the acquisition of a 20,000 square foot (unaudited) industrial property located in Minnesota (the “Vireo MN Property”), which we purchased from a subsidiary of Vireo Health, Inc. (“Vireo Minnesota”) for approximately $3.0 million (plus approximately $58,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with Vireo Minnesota, as tenant for use as a medical cannabis cultivation and processing facility. Vireo Minnesota is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the Vireo MN Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The lease also provides that we will fund up to $1.0 million as reimbursement for future tenant improvements at the Vireo MN Property, none of which was funded as of December 31, 2017. The initial base rent of the Vireo Minnesota lease is $50,000 per month, subject to annual increases at a rate of 3.5%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term.

On December 15, 2017, we completed the acquisition of a property in Arizona (the "Pharm AZ Property") comprising approximately 358,000 square feet (unaudited) of greenhouse and industrial space, which we purchased from a subsidiary of The Pharm, LLC ("The Pharm") for $15.0 million (plus approximately $27,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with another subsidiary of The Pharm, as tenant for continued use as a medical cannabis cultivation and processing facility. The Pharm subsidiary is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the Pharm AZ Property. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. The lease also provides that we will fund up to $3.0 million as reimbursement for future tenant improvements at the Pharm AZ Property, none of which was funded as of December 31, 2017.

The initial monthly base rent under the lease is $210,000 and is subject to annual increases of 3.25% during the lease term. The base rent on $5.0 million of the purchase price ($58,333.33 per month) will be abated until March 31, 2018, and the base rent attributable to the tenant improvement allowance ($35,000.00 per month) was abated until March 14, 2018. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term.

Future contractual minimum rent (including base rent, supplemental base rent (for the PharmaCann NY Property) and property management fees) under the operating leases as of December 31, 2017 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2018	$11,543
2019	12,170
2020	12,549
2021	12,898
2022	12,083
Thereafter	140,589
Total	$201,832

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

At December 31, 2017 and 2016, cash equivalent instruments consisted of $5.0 million and $14.7 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, receivables, accounts payable, accrued expenses and other liabilities approximate their relative fair values due to the short-term maturities and market rates of interest of these instruments.

9.	Common Stock Incentive Plan

Our board of directors adopted our 2016 Omnibus Incentive Plan (the "2016 Plan"), to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. The 2016 Plan has a term of ten years from the date it was adopted by our Board of Directors. The plan became effective on December 5, 2016 on which the shares of the Company's voting common stock were first sold to the public pursuant to an effective registration statement filed by the Company under the Securities Act of 1933, as amended.

A summary of the activity under the 2016 Plan and related information for the period from June 15, 2016 (date of incorporation) through December 31, 2017 is included in the table below.

	Unvested Restricted Shares	Weighted- Average Date Fair Value
Balance at June 15, 2016	—	$—
Granted	66,508	17.47
Balance at December 31, 2016	66,508	17.47
Granted	115,011	18.63
Vested	(44,308)	18.47
Forfeited (1)	(30,372)	18.49
Balance at December 31, 2017	106,839	$18.01

(1)	Includes 16,792 shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $1.4 million will be recognized over a weighted-average amortization period of approximately two years as of December 31, 2017.

10. Commitments and Contingencies

Office Lease. As of December 31, 2017, we had approximately $236,000 outstanding in commitments related to our office lease, with approximately $75,000 to be paid in 2018, approximately $89,000 to be paid in 2019 and approximately $72,000 to be paid in 2020.

Tenant Improvement Allowance. See Note 7.

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

11. Related Party Transactions

Private Airplane Reimbursement. Alan Gold, our executive chairman, utilizes a private airplane from time to time exclusively for company business travel purposes, which airplane is owned by an entity controlled by Mr. Gold. We reimburse Mr. Gold for the company-related use of the airplane by Mr. Gold and our other executives, including out-of-pocket operating costs, on terms we believe are comparable to those we could secure from an independent third party. As approved by our audit committee, for the year ended December 31, 2017, we paid $30,000 to Mr. Gold on account of such expenses. No amounts were paid on account of such expenses for the period from June 15, 2016 (date of incorporation) through December 31, 2016.

Founder Shares. As disclosed in Note 3, in June 2016, we issued 508,065 shares of Class B Common Stock for $508 to certain of our executive officers, directors and a co-founder. Each of our founders subsequently entered into a redemption agreement with us pursuant to which such shares of Class B Common Stock were redeemed by us in their entirety for $0.001 per share and cancelled immediately before the closing of our initial public offering.

Reimbursement of IGP Advisers. During the period from June 15, 2016 (date of incorporation) through December 31, 2016, a portion of the net proceeds from our initial public offering were used to reimburse IGP Advisers for out-of-pocket expenses it incurred in connection with the formation of our Company and initial public offering. In addition, we entered into a consulting agreement with IGP Advisers that provided for, upon the completion of the initial public offering, a consulting fee of $566,000 to IGP Advisers for services rendered to assist us in completing the initial public offering. We also used $375,000 of the net proceeds of the initial public offering to reimburse IGP Advisers for an earnest money deposit that IGP Advisers funded on our behalf, as required by the purchase agreement for our PharmaCann NY Property. Following the completion of our initial public offering, our agreements with IGP Advisers terminated and IGP Advisers was dissolved; as such we do not expect to transact business with, or incur costs related to, IGP Advisers in the future, as all of our employees were employed directly by us following the completion of our initial public offering.

The amounts reimbursed to IGP Advisers were as follows (in thousands):

Offering Costs	$338
Organizational Costs	34
Corporate Assets	52
Transaction Costs	8
Earnest Money Deposit	375
Consulting Fee	566
Total	$1,373

12. Subsequent Events

On January 22, 2018, we issued 3,220,000 shares of common stock, including the exercise in full of the underwriters' option to purchase an additional 420,000 shares, resulting in net proceeds of approximately $79.3 million, after deducting the underwriters' discounts and commissions and offering expenses.

On March 15, 2018, our board of directors declared a dividend of $0.25 per share of common stock and a dividend of $0.5625 per share of Series A Preferred Stock, which are payable on April 16, 2018 to all stockholders of record as of March 29, 2018.

INDEPENDENT AUDITOR’S REPORT

To the Board of Members

PharmaCann LLC and Subsidiaries

Oak Park, Illinois

We have audited the accompanying consolidated financial statements of PharmaCann LLC and Subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of income, members’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmaCann LLC and Subsidiaries as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company’s business operations are in the medical cannabis industry which is currently considered illegal under federal law. If the federal government or the states in which the Company operates change the laws with respect to the medical cannabis industry and/or the federal government elects to enforce existing laws, it could be financially harmful to the Company as it could be prosecuted and result in the Company being liquidated.

/s/ Martin Hood LLC

Champaign, Illinois

March 20, 2018

PHARMACANN LLC AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
ASSETS

Current Assets
Cash	$20,208,499	$20,775,333
Cash Held in Escrow	234,920	200,000
Accounts Receivable	426,537	57,958
Note Receivable, Net	—	199,100
Inventory	20,543,035	5,965,188
Prepaid Expenses	987,585	727,434
Deposits	—	81,000
Total Current Assets	42,400,576	28,006,013

Property and Equipment, Net	52,111,098	51,874,031

Other Assets
Restricted Cash	301,000	301,000
Intangibles, Net	157,591	18,841
Goodwill	253,375	—
Deferred Loss on the Sale of Property	952,754	1,020,808
Deposits	2,583,490	2,292,309
Total Other Assets	4,248,210	3,632,958
Total Assets	$98,759,884	$83,513,002

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$1,970,352	$759,875
Construction Payable	317,086	757,910
Accrued Expenses	3,142,791	1,129,602
Notes Payable, Current	999,995	1,999,989
Capital Lease Obligation, Current	395,437	203,434
Convertible Notes Payable, Current	43,782,437	4,650,606
Total Current Liabilities	50,608,098	9,501,416

Long-Term Liabilities
Notes Payable, Net of Current Portion	—	999,995
Notes Payable, Member	500,000	—
Capital Lease Obligation	28,892,276	29,318,611
Convertible Notes Payable	—	23,582,437
Contingent Consideration on Business Combination	550,000	—
Total Long-Term Liabilities	29,942,276	53,901,043

Total Liabilities	80,550,374	63,402,459
Members’ Equity
Members’ Capital	52,664,266	37,794,957
Retained Deficit	(34,454,756)	(17,684,414)
Total Members’ Equity	18,209,510	20,110,543
Total Liabilities and Members’ Equity	$98,759,884	$83,513,002

See Accompanying Notes

PHARMACANN LLC AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2017 and 2016

	2017	2016
Revenues
Net Sales	$12,214,436	$3,622,993
Management Services Revenue, including Interest Income of $445,851	1,644,091	—
Total Revenues	13,858,527	3,622,993
Cost of Sales
Cost of Sales	7,584,430	2,503,871
Loss on Inventory Adjustment to Lower of Cost or Market	736,283	3,343,710
Total Cost of Sales	8,320,713	5,847,581
Gross Profit (Loss)	5,537,814	(2,224,588)
Operating Expenses
Compensation & Benefits	7,043,746	4,346,669
Profession Fees	5,066,299	2,204,862
Bad Debt Expense	4,184,512	—
Occupancy	1,137,244	687,243
Unit Option Based Compensation	1,024,617	—
Marketing	709,423	1,274,305
Depreciation and Amortization	531,131	390,507
Licenses & Permits	454,493	273,450
Travel & Entertainment	366,967	165,075
Insurance	227,736	176,831
Business Development	59,731	25,597
Interest Expense	—	574,634
Other	511,242	265,340
Total Operating Expense	21,317,141	10,384,513
Income (Loss) from Operations	(15,779,327)	(12,609,101)
Other Income (Expense)
Interest Expense	(993,535)	(430,720)
Interest Income	12,993	9,126
Loss on the Sale of Property	(68,054)	(214,773)
Other Income (Expense)	57,581	6,362
Total Other Income (Expense)	(991,015)	(630,005)
Net Income (Loss)	$(16,770,342)	$(13,239,106)

See Accompanying Notes

PHARMACANN LLC AND SUBSIDIARIES

Consolidated Statements of Members’ Equity

For the Years Ended December 31, 2017 and 2016

	Series A Preferred	Class A	Purchase of Member Units on Subscription	Unit Option Based Compensation	Total Members’ Capital	Retained Deficit	Total Members’ Equity

Members’ Equity at December 31, 2015	$40,646,976	$1,000	$—	$—	$40,647,976	$(4,445,308)	$36,202,668
Contributions from Members	—	4,979,475	(4,979,975)	—	(500)	—	(500)
Redemption of Members	—	(4,979,975)	—	—	(4,979,975)	—	(4,979,975)
Distribution to Members	(10,954)	—		—	(10,954)	—	(10,954)
Payments on Subscriptions	—	—	2,138,410	—	2,138,410	—	2,138,410
Net Income (Loss)	—	—	—	—	—	(13,239,106)	(13,239,106)
Members’ Equity at December 31, 2016	$40,636,022	$500	$(2,841,565)	$—	$37,794,957	$(17,684,414)	$20,110,543
Series A Preferred Units Purchased	12,900,00	—	—	—	12,900,000	—	12,900,000
Re-Purchase of Members Units	(999,926)	(98)	—	—	(1,000,024)	—	(1,000,024)
Distribution to Members	(1,038)	—	—	—	(1,038)	—	(1,038)
Payments on Subscriptions	—	—	1,945,754	—	1,945,754	—	1,945,754
Vested Unit Options (Unit Based Compensation)	—	—	—	1,024,617	1,024,617	—	1,024,617
Net Income (Loss)	—	—	—	—	—	(16,770,342)	(16,770,342)
Members’ Equity at December 31, 2017	$52,535,058	$402	$(895,811)	$1,024,617	$52,664,266	$(34,454,756)	$18,209,510

See Accompanying Notes

PHARMACANN LLC AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2017 and 2016

	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	$(16,770,342)	$(13,239,106)
Adjustment to Reconcile Net Income (Net Loss) to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	531,131	390,507
Loss on Sale of Property	68,054	214,773
Provision for Allowances on Notes Receivable	4,184,512	—
Vested Unit Options (Unit Based Compensation)	1,024,617	—
(Increase) Decrease in Assets:
Escrow	(34,920)	4,087,282
Restricted Cash	—	125,000
Receivables	(368,579)	191,507
Inventory	(11,509,303)	(4,621,871)
Prepaid Expenses	(260,151)	(178,951)
Deposits	(210,181)	(141,217)
Increase (Decrease) in Liabilities:
Accounts Payable	1,210,477	546,452
Accrued Expenses	2,013,189	568,723
Net Adjustments	(3,351,154)	1,182,205
Net Cash Provided by (Used in) Operating Activities	(20,121,496)	(12,056,901)
Cash Flows from Investing Activities
Payments on Construction Payables	(440,824)	(6,089,636)
Proceeds on the Sale of Property and Equipment	—	30,000,000
Issuance of Notes Receivable	(2,910,685)	(199,100)
Acquisition of Business	(963,102)	—
Purchases of Property and Equipment	(3,790,492)	(12,768,103)
Net Cash Provided by (Used in) Investing Activities	(8,105,103)	10,943,161
Cash Flows from Financing Activities
Principal Advances on Convertible Note Payable	15,549,394	23,582,437
Receipts from Subscriptions Receivable	1,945,754	2,138,410
Payments on Notes Payable	(1,999,989)	(999,995)
Principal Advances on Notes Payable, Member	500,000	5,000,000
Payments on Notes Payable, Member	—	(5,000,000)
Payments on Capital Lease Obligation	(234,332)	(32,755)
Deferred Loss on the Sale of Property	—	(1,020,808)
Security Deposit related to Capital Lease Obligation	—	(2,112,474)
Re-Purchase of Member Units	(1,000,024)	—
Redemption of Members	—	(979,996)
Series A Preferred Units Purchased	12,900,000	—
Distribution to Members	(1,038)	(11,454)
Net Cash Provided by (Used in) Financing Activities	27,659,765	20,563,365
Net Change in Cash	(566,834)	19,449,625
Cash, Beginning of Year	20,775,333	1,325,708
Cash, End of Year	$20,208,499	$20,775,333

Supplemental Disclosure of Cash Flow Information

Cash Paid During the Year for Interest	$5,131,998	$579,583

Supplemental Disclosure of Non-Cash Financing Information
Purchases of Property and Equipment via Construction Payable	$—	$757,910
Interest Expense Capitalized into Property and Equipment	$44,389	$673,689
Purchase of Property and Equipment via Capital Lease Obligation	$—	$29,554,800
Issuance of Members’ Capital through Subscription Receivable	$—	$4,979,975
Redemption of Members through Notes Payable	$—	$3,999,979

Acquisition of Business
Net Identifiable Assets Acquired	$1,074,727	$—
Non-Compete Agreement	185,000
Goodwill Acquired	253,375	—
Net Assets Acquired	1,513,102	—
Contingent Considerations	(550,000)	—
Cash Consideration for Acquisition of Business	$963,102	$—

See Accompanying Notes

PHARMACANN LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1.	Nature of Activities

PharmaCann LLC and Subsidiaries’ (the Company) principle activities include cultivating, distributing and dispensing medical cannabis to be used by qualified patients for medical use. PharmaCann, LLC is an Illinois limited liability company established in 2014 for the purpose of fulfilling the principle activities.

The Company has established the following wholly-owned subsidiaries (year of formation) that will be used to fulfill the principle activities:

•	2015 – PharmaCann of New York, LLC, a wholly owned subsidiary of PharmaCann LLC, is a New York limited liability company established in 2015, but did not have any activity for the years ended December 31, 2017 and 2016 as the transactions flow through PharmaCann LLC,
•	2016 – PharmaCann Mass LLC (referred to as “MASS”), a wholly owned subsidiary of PharmaCann LLC, is a Massachusetts limited liability company established in 2016 to act as a management company for future cultivation and dispensary locations in Massachusetts licensed to a third party not-for-profit,
•	2017 – PharmaCannis Labs LLC, an Illinois limited liability company, with the primary purpose of research and development of pharmaceutical cannabis strains,
•	2017 – Sunbiz Acquisition LLC, a Florida limited liability company, which purchased Breakthrough Junction Corp., a Florida corporation that was subsequently converted to PharmaCann Florida LLC, a Florida limited liability company,
•	2017 – PharmaCann DC LLC, a District of Columbia limited liability company, which has applied for a dispensary license,
•	2017 – PharmaCann Ohio LLC, an Ohio limited liability company, which has plans for cultivation, processing and dispensing upon receiving licenses,
•	2017 – PharmaCann Penn LLC, a Pennsylvania limited liability company, was awarded a dispensary license in Pennsylvania, which will allow them to operate up to three dispensary locations near Philadelphia,
•	2017 – PharmaCann Michigan LLC, a Michigan limited liability company, which is in the application process to obtain licenses to operate in Michigan.
•	2017 – PCL Management LLC, an Illinois limited liability company, which will act as the entity for processing payroll for all employees of the Company.

All transactions and balances between these entities have been eliminated upon consolidation.

The Company is currently applying for and has been granted licenses in other states, but only operates in Illinois and New York exclusively as of December 31, 2017, with the exception of the management agreement for PharmaCann Mass LLC.

In Illinois, the Company operates two cultivation centers permitted to grow and process medical cannabis products, which are distributed to Illinois registered medical cannabis dispensaries, both owned and third-party. The Company operates four registered medical cannabis dispensaries in Illinois that sell medical cannabis and ancillary products to patients that have been certified by the State of Illinois to use medical cannabis.

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

2.	Summary of Significant Accounting Policies

a.	Inventories are valued at lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.
b.	Property and equipment is recorded at cost. Minor additions are expensed in the year incurred. Major additions over $5,000 are capitalized and depreciated over their estimated useful lives using straight-line or accelerated methods. Useful lives are 5-12 years for equipment, 10 years for furniture and fixtures, 15 years for leasehold improvements, and 39 years for buildings.
c.	The Company reduces notes receivable by a valuation allowance that reflects management’s best estimate of probable losses determined principally on historical experience and operations for the debtor. As of December 31, 2017 and 2016, the total allowance was $4,184,512 and $0, respectively. The entire allowance is related to the not-for-profit entity discussed in Note 5.
d.	Intangibles include non-compete agreements. The non-compete agreements are being amortized over 3 years. The Company will test its intangibles for impairment upon the occurrence of an event or circumstance that may indicate the fair value is less than its carrying amount. Amortization expense related to the intangibles was $46,250 for the year ended December 31, 2017.
e.

Goodwill is reviewed for possible impairment at least annually, or more frequently upon the occurrence of an event or circumstances indicate that the carrying amount is greater than the fair value. Management has determined that there is no impairment for the year ended December 31, 2017.

f.	The Company recognizes revenue when the transaction is completed upon delivery of the final product to the customers at the point of sale.
g.	The Company expenses shipping and handling costs as they are incurred. Shipping and handling expenses incurred on products sold are included in cost of sales.
h.	Illinois cultivation tax is 7 percent of cannabis sales on wholesale sales to third parties and the Company’s sales to their own dispensaries from cultivation facilities based on the selling price attributed to the amount of cannabis in the product. The Company is paying the cultivation tax on the sales from the cultivation facilities to the owned dispensaries under protest because it is not a true sale. The tax is included in cost of goods sold and totaled $247,674 and $57,452 for the years ended December 31, 2017 and 2016, respectively. In New York, there is no cultivation tax, but there is a 7 percent excise tax on sales at the dispensaries that is remitted to the state of New York.
i.	Advertising costs are charged to operations when incurred. Advertising expenses totaled $233,224 and $21,165 for the years ended December 31, 2017 and 2016.
j.	Losses from sale-leaseback transactions are deferred and recognized over the life of the underlying leased asset as disclosed in Note 17.
k.	As a limited liability company, the Company’s taxable income or loss is allocated to members in accordance with the Company’s member agreement. Therefore, no provision or liability for income taxes has been included in the consolidated financial statements. On or before March 31 of each year, the Company is required to make mandatory tax distributions on a pro-rata basis in accordance with the member agreement based upon thirty-six percent of the Company’s net taxable income for the previous calendar year. The Company is in the process of amending the member agreement to extend the tax distribution deadline to April 10 of each year.
l.	The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Compensation expense recognized related to the issuance of member unit options is based on the intrinsic method of valuing the underlying options in relation to the estimated value of the Company. Allocation of overhead costs to work in process is based on an estimate of time and resources dedicated to the production of inventory, and the estimate of per unit material costs to be relieved into cost of goods sold upon product sales. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that compensation expense and the overhead cost allocation will be revised.

As discussed in the Emphasis of Matter paragraph, cannabis is still considered a Schedule 1 substance under the Controlled Substance Act. As such, there is an inherent risk related to the federal government’s position on cannabis; however, the Company has deemed it not reasonable to estimate a potential liability related to the possible enforcement of laws against the medical cannabis industry.

m.	As of December 31, 2017, the federal and Illinois tax filings since inception remain open for review by tax authorities.

3.	Collateralization of Deposits

Cash is a financial instrument that potentially subjects the Company to a concentration of credit risk. As of December 31, 2017, the Company has bank deposits in financial institutions in excess of the amounts insured by the Federal Deposit Insurance Corporation in the amount of $20,443,377, including cash held in escrow and restricted cash balances.

4.	Cash Held in Escrow and Restricted Cash

Cash held in escrow consists of four escrow accounts for $50,000 each related to one of four dispensary locations totaling $200,920 and $200,000 as of December 31, 2017 and 2016, respectively, as required by the Illinois Division of Financial and Professional Regulation for medical cannabis dispensaries in Illinois. The balance must remain in escrow as long as the Company maintains its license to operate the dispensaries in Illinois. The Company had an additional $34,000 held in three other miscellaneous escrow accounts.

Restricted cash consists of cash deposits serving as collateral for the two surety bonds in the amount of $250,000 at December 31, 2017 and 2016, respectively, and secured credit facilities in the amount of $51,000 at December 31, 2017 and 2016. The Company also held an irrevocable letter of credit in the amount of $250,000 as of December 31, 2016 through December 9, 2017, which served as collateral for the balance of the surety bonds. The letter of credit was not renewed upon expiration on December 9, 2017.

5.	Notes Receivable

In 2016, the Company issued a line of credit to a not-for-profit entity (NFP) in the amount of $350,000. As of December 31, 2017, the outstanding balance on the line of credit was $396,440, of which the additional $49,027 is interest receivable. As of December 31, 2016, the outstanding balance on the line of credit was $199,100. The note matures on December 31, 2018 and bears interest of 16 percent, which is added to the principal balance. Interest payments will be payable in cash each month starting March 1, 2018, which is 365 days after the interest commencement date. This note is secured by all assets and all personal property of the borrowers. MASS holds a management services agreement with the NFP after the business acquisition disclosed in Note 21.

On January 27, 2017, the Company issued a working capital loan to the same NFP for an amount not to exceed $4,000,000 with a maturity of January 2027. The NFP can use this working capital line for normal operations, including personnel charges at set rates for various assistance for Company employees, payment of prorated annual royalties of $250,000 to MASS, and a 15 percent surcharge on the cost of any good or services provided by MASS on behalf of the NFP. Interest accrues monthly at 18 percent and is added to the principal balance. Interest payments will be payable in cash each month starting two years after the commencement date. As of December 31, 2017, the outstanding balance on the working capital note receivable was $2,570,977.

The Company also purchased a note receivable in the business acquisition disclosed in Note 21 with a balance as of $1,217,095, which includes $447,537 of interest receivable. The note matures on January 1, 2021 and bears interest of 18.5 percent.

Due to the unlikeliness of repayment, the Company has recorded an allowance for the entire balance of the three notes and related interest in the amount of $4,184,512 as of December 31, 2017.

6.	Inventory

The major classes of inventory are as follows as of December 31:

	2017	2016
Materials Inventory	$573,538	$185,275
Work in Process	19,522,426	5,447,173
Finished Goods	447,071	332,740
Total Inventory	$20,543,035	$5,965,188

Due to the federal laws against cannabis, the Company is unable to move inventory across state lines to their other locations.

7.	Property and Equipment, Net

Property and equipment consist of the following as of December 31:

	2017	2016
Land	$516,946	$—
Building	14,289,185	12,893,730
Leasehold Improvements	6,684,585	6,632,705
Equipment	4,176,948	2,633,355
Furniture and Fixtures	186,981	171,133
Construction in Progress	1,567,115	1,300,347
Capital Leased Asset	29,554,800	29,554,800
Total Property and Equipment	56,976,560	53,186,070
Less: Accumulated Depreciation and Amortization	(4,865,462)	(1,312,039)
Property and Equipment, Net	$52,111,098	$51,874,031

Depreciation and amortization expense was $3,618,678 and $1,173,424 for the years ended December 31, 2017 and 2016, of which $3,068,544 and $782,917 related to the production of inventory was capitalized into work in process, respectively.

Interest expense was $5,980,697 for the year ended December 31, 2017, of which $44,389 was capitalized into Construction in Progress, respectively. Of the total interest expense for 2017, $4,942,773 is related to the capital lease disclosed in Note 17.

Interest expense was $1,689,043 for the year ended December 31, 2016, of which $673,689 was capitalized into Construction in Progress, respectively.

8.	Prepaid Expenses

Prepaid expenses consist of the following as of December 31:

	2017	2016
Insurance	$331,061	$291,936
Licenses and Fees	429,888	260,162
Other Prepaids	226,636	175,336
Total Prepaid Expenses	$987,585	$727,434

9.	Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2017	2016
Accrued Interest	$1,387,089	$538,390
Accrued Settlement	677,000	—
Accrued Compensation	661,743	406,631
Accrued Consulting	200,000	—
Accrued Sales Tax	55,149	8,271
Other Accrued Expenses	161,810	176,310
Total Accrued Expenses	$3,142,791	$1,129,602

10.	Note Payable, Member

The Company has a $1,000,000 revolving note agreement with a related party, at a fixed interest rate of 10 percent. The line of credit is payable in arrears on the first day of each calendar quarter beginning July 1, 2017. The principal portion of the revolving line-of-credit is payable in full upon maturity on May 4, 2019. At December 31, 2017, the line of credit had a balance of $500,000 outstanding. Per the permitted use of the funds under this agreement, no additional funds may be drawn under this revolving note.

11.	Convertible Notes Payable

During 2016, the Company had convertible notes payable with six parties with balances totaling $23,782,437 as of December 31, 2017. The notes accrue interest at 3.0 percent annually with lump payment due on February 28, 2018. These notes are convertible at maturity or change in control into Series A preferred member units, of which the number will be determined by a strike price of the lesser of (A) quotient of $175,000,000 divided by all issued and outstanding units of the Company as of immediately prior to the Maturity Date on a Fully Diluted Basis, or (B) per unit price of the most recently completed sale of Equity Securities by the Company pursuant to a bona fide arm’s length transaction. The notes are also convertible automatically in the event of Qualified Equity Financing (QEF). In the event of a QEF, the noteholder will receive equity securities in the amount of principal and accrued but unpaid interest at the discounted per unit price equivalent to the QEF price per unit plus a 20 percent discount, unless the amount of the discounted per-unit price for conversion of the note is greater than the per unit cap price, then the per unit cap price is used for conversion.

As of December 31, 2017, the Company had entered into nine new convertible notes payable in 2017 with one party with balances totaling $20,000,000. The notes accrue interest at 3.0 percent annually with lump payment due on December 31, 2018. These notes are convertible at maturity or change in control into Series A preferred member units, of which the number will be determined by a strike price of the lesser of (A) quotient of $218,750,000 divided by all issued and outstanding units of the Company as of immediately prior to the Maturity Date on a Fully Diluted Basis, or (B) per unit price of the most recently completed sale of Equity Securities by the Company pursuant to a bona fide arm’s length transaction. The notes are also convertible automatically in the event of Qualified Equity Financing (QEF). In the event of a QEF, the noteholder will receive equity securities in the amount of principal and accrued but unpaid interest at the discounted per unit price equivalent to the QEF price per unit plus a 20 percent discount, unless the amount of the discounted per-unit price for conversion of the note is greater than the per unit cap price, then the per unit cap price is used for conversion.

Each of the convertible notes payable is due to mature in 2018; thus, the full balance of $43,782,437 is presented as a current liability on Exhibit A.

12.	Member Agreement

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

13.	Redemption of Members

In 2016, the Company entered into purchase agreements with two significant members. Under agreements, the Company redeemed 100 percent of the members’ units for $4,979,975, which was based on the estimated fair value of the Company as agreed upon by the parties. The purchase was paid $979,996 in cash and the remaining $3,999,979 of the purchase price was paid through issuance of promissory notes.

As of December 31, 2017, the Company had paid a total of $2,999,984, of which $1,999,989 was paid in 2017 on these notes, leaving a balance of $999,995 at year end to be paid in 2018.

14.	Re-Purchase of Member Units

During 2017, the Company exercised its option to repurchase 98,133 Class A units from a founding member for a per unit purchase price of $10.1905 and an aggregate purchase price of $1,000,024.

15.	Member Unit Options

During the year, the Company has granted 21,791 options to six employees for the purchase of common B member units with per-unit strike prices ranging from $59.14 to $76.71. These options vest over a period up to three or four years and expire ten years from the date of issuance.

A summary of the unit options for the years ended December 31, 2017 and 2016 is as follows:

	2017		2016
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Common Stock options:
Outstanding at beginning of year	111,309	$48.80	46,391	$58.20
Granted	21,791	73.55	69,579	49.45
Forfeited	(17,005)	58.20	(4,661)	48.48

Outstanding at December 31	116,095	$66.31	111,309	$55.77

As of December 31, 2017

	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Outstanding	Weighted- Average Remaining Contractual Life
Options exercisable at year end:
Member Unit Stock options	116,095	8.23 years	44,976	8.58 years

The Company has elected to value these options using the intrinsic method. Under this method, the options are valued at the date of issuance and any excess of the current per unit value of the Company over the strike price of the options is recognized as compensation expense over the vesting period. Compensation expense of $1,024,617 and $0 was recognized for these options for the years ended December 31, 2017 and 2016, respectively.

16.	Operating Lease Commitments

The Company has various non-cancellable operating leases for equipment, land, parking lots and office space, with monthly payments ranging from $167 to $21,124, expiring through June 2054.

Future minimum lease payments under operating leases as of December 31, 2017 are as follows:

Year
2018	$1,209,439
2019	580,259
2020	548,058
2021	445,425
2022	312,430
Thereafter	1,134,086
Total Future Minimum Lease Payments	$4,229,697

Rental expense from the operating leases noted above and other month-to-month leases amounted to $1,008,073 and $732,499 for the years ended December 31, 2017 and 2016, respectively.

17.	Capital Lease and Sale-Leaseback

During 2016, the Company sold their New York cultivation plant and specified equipment for $30,000,000 at a loss of $1,235,581, of which $214,773 was recognized immediately and $1,020,808 will be recognized over the term of the lease. As of December 31, 2017 and 2016, the deferred loss on the sale was $952,754 and $1,020,808, respectively; therefore, $68,054 was recognized for the year ended December 31, 2017.

Upon the sale in 2016, the Company immediately entered into an agreement to lease the property with an initial lease term of 15 years with two options to extend for five years each. The lease requires monthly payments of the following: $319,580 for base rent, $105,477 for supplemental rent in the first five years of the lease, and 1.5 percent of the current base rent as additional rent for a management fee. The base rent will increase each year at either 4 percent, or 75 percent of the Consumer Price Index, whichever is greater. The total monthly rent payment for the first twelve months is $429,907.

In relation to the lease, the Company has a security deposit of $2,112,474. Between month seven and month sixty of the lease, the security deposit will be reduced to $1,056,237 if the Company achieves annualized EBITDA of $10,000,000, measured over a continuous six-month period.

For the year ended December 31, 2017, payments totaled $5,184,723, of which $4,942,773 was applied to interest, and capitalized into Work in Process inventory. The balance of the lease as of December 31, 2017 was $29,287,713.

Future minimum lease payments under capital lease as of December 31, 2017 are as follows:

Year
2018	$4,884,576
2019	5,489,868
2020	5,658,835
2021	5,729,082
2022	4,751,588
Thereafter	51,494,877
Net Minimum Capital Lease Payments	78,008,826
Less: Amount Representing Interest	(48,721,113)
Present Value of Net Minimum Lease Payments	$29,287,713

18.	Related-Party Transactions

The Company contracts architectural and construction services to companies related through common ownership. The following is a summary of the related party activities for the years ended December 31, 2017 and 2016:

	2017		2016
		Accounts		Accounts
	Payments	Payable	Payments	Payable
Vendor A	$—	$—	$214,678	$-
Vendor B	731,416	—	225,385	30,082
Vendor C	1,211,977	—	16,538,250	699,962

A related party was also created during 2017, PharmaCannis Foundation, Inc., an Illinois not-for-profit organization, with the primary purpose of educating the public about the legal, regulated, and responsible use of high quality medical cannabis for legally-registered medical cannabis patients.

19.	Significant Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

The Company has been granted a license to cultivate and distribute cannabis for medical purposes pursuant to the laws of Illinois, Massachusetts, and New York. The Company has also been granted a dispensary licenses in Maryland and Pennsylvania. Presently, this industry is illegal under federal law. The Company has and intends to continue to adhere strictly to the statutes in the states in which it operates.

20.	Commitments and Contingencies

During 2017, the Company started the process to cancel a lease agreement in Massachusetts due to the landlord’s unwillingness to fix a leaking roof. The landlord was demanding a settlement to cancel the lease that was still being negotiated as of December 31, 2017; however, the Company accrued $677,000 that they believe was the best estimate based on the status of the negotiations.

The Company has entered into certain construction and project contracts related to the building of cultivation centers and the development of a new ERP system. The remaining commitment associated with these contracts totaled approximately $3,755,000 as of December 31, 2017.

As part of the sale-leaseback transaction in Note 17, the Company is required to perform specified improvements to build-out greenhouse zones that are not yet completed. These improvements do not qualify as continued involvement for sales-leaseback treatment because the sale is not contingent on the improvements being completed. The improvements must be completed no later than June 30, 2020 but can be deferred until June 30, 2022 if the Company achieves annualized EBITDA of $10,000,000, measured over a trailing six-month period on the date ninety days prior to June 30, 2020. Due to uncertainty in construction costs over the next 6 years, the Company is not able to accurately estimate the commitment; however, the Company believes that improvements will cost approximately $4,500,000 based on a current estimate. This estimate could change significantly over the four-year period.

In late 2017, the Company entered into a consulting agreement with an investment manager (IM) for fundraising purposes. Of the amount raised by the IM, the IM is to receive cash equal 1 percent of the amount raised less the monthly retainer of $12,000, and 1 percent of the amount raised in “at-the-money” Series A Preferred Units. As of December 31, 2017, the IM was responsible for raising $12,400,000 of the $15,000,000 necessary for a QEF event, noted in the subsequent section. As such, the Company accrued $200,000 for the amounts due to the IM.

In June 2017, PharmaCann Ohio LLC, a wholly owned subsidiary of the Company, entered into an agreement to purchase 25 acres for $700,000 for a cultivation site contingent on due diligence inspections. If the Company is dissatisfied with the inspections for any reason, the agreement could be terminated within 195 days. After the 195-day period, the due diligence period can be extended for an additional six months for $10,000 per month. The Company exercised the first extension option in January 2018 and intends to extend the option until receipt of licenses in Ohio.

The Company entered into and executed an Option and Purchase Agreement for a 15-acre property in Massachusetts for $3,000,000 in order to build a cultivation facility. The initial term of this purchase option expired October 12, 2017. However, the Company had two, 30-day optional extensions that it may elect not later than 10 days prior to the then expiration date, of which the Company exercised both extension options for $20,000 each. Only one extension was able to be applied against the purchase price. The other extension payment was expensed. The Company then exercised the purchase option and was required to deliver a non-refundable deposit in the amount of $250,000. The Company is still working through the conditions to close, in which $2,730,000 payment is required.

In October and November 2017, the Company entered into four purchase agreements totaling $2,245,000, one purchase option for $300,000, and one lease option for monthly rent of $8,500 with a 3 percent annual increase. All six of the agreements are located in Ohio and are contingent upon receiving a license to dispense medical marijuana from the State of Ohio Board of Pharmacy.

In September 2017, PharmaCann Florida LLC, a wholly owned subsidiary of the Company, entered into an agreement to purchase a property in Florida for $1,450,000 to develop a Medical Marijuana Treatment Center (MMTC). As part of the agreement, $25,000 was to be paid within 7 days of executing the agreement, and $120,000 is to be paid within 7 days of the Company being awarded a license to operate a MMTC in the state of Florida. The remaining balance will be paid at closing, which is contingent upon being awarded the license.

21.	Acquisition of Business

On January 19, 2017, MASS entered into an asset purchase agreement with the owners of Massachusetts Recovery Services Inc., a Massachusetts corporation. The total consideration included $963,102 in cash and $550,000 related to a contingent consideration.

The contingent consideration is to be paid by means of “Holdback Units” totaling 6,279, which are Class A units in PharmaCann LLC. Within the first 60 days after receipt of first final Certificate of Registration from Massachusetts Department of Public Health, 3,767 units must be delivered. After receiving the second and third Certificate of Registration, 1,256 units must be delivered each time within 60 days of receiving the respective certificates. If no Certificates of Registration are received, the units remain within the Company.

As of the date of the asset purchase, the Company performed an analysis to determine that the fair value of the total contingent consideration was $550,000, or $87.59 a unit. The Company has classified contingent consideration as a liability on Exhibit A.

The Acquisition was accounted for in accordance with the FASB guidance related to Business Combination, which requires the Company to measure and record all of the identifiable assets acquired and liabilities assumed at their fair value on the Acquisition Date. Goodwill is recognized as the excess of consideration paid over fair value of the net identifiable assets acquired, which is attributable to synergies gained from the acquisition related to potential cannabis licenses. The Non-Compete Agreement is being amortized over 3 years, which coincides with the term of the agreement.

The following table summarizes the fair value of the consideration paid and the assets acquired and liabilities assumed at the acquisition date:

Consideration:
Cash	$963,102
Contingent Consideration	550,000
Total Consideration	$1,513,102

Recognized amount of identifiable assets acquired:
Note Receivable	$769,558
Interest Receivable	305,169
Non-Compete Agreement	185,000
Total Identifiable Assets Acquired	1,259,727
Goodwill	253,375
$1,513,102

22.	Subsequent Events

Subsequent to year-end in January 2018, the Company paid-off the full balance of $500,000 on the Note Payable, Member due in Note 10.

In January 2018 the Company entered into a contract for HVAC installation at one of the Illinois cultivation centers for approximately $2,000,000.

On January 17, 2018, the Company executed a purchase agreement for a 4.7-acre plot in Michigan for $590,000, with a deposit of $35,000. The agreement is contingent upon the seller obtaining appropriate municipal and governmental approvals required for the build-out and the Company being duly authorized to transact business in the State of Michigan.

PharmaCann LLC assigned the $3,000,000 purchase option in Note 20 to Brighton Health Advocates, Inc., a Massachusetts not-for-profit managed by PharmaCann Mass LLC. On February 28, 2018, the property was sold via a purchase agreement to IIP-MA 1 LLC for $3,000,000, contingent upon inspections. This sale will close no later than March 30, 2018; however, the Company is in negotiations to extend the closing date. After the sale is complete, the Company plans to enter into a Lease Agreement with the purchaser, with a security deposit of $108,750 and a monthly rent expense of $36,250. This lease provides two options to extend for five years each.

In addition to the $12,900,000 of Series A Preferred Units purchased during 2017, the Company received the funding for an additional $2,100,000 in Series A Preferred that was committed as of year-end, with the last portion received January 18, 2018. The receipt of remainder of the funding to result in $15,000,000 total raised triggered a conversion event defined as a QEF in Note 11. As such, the full $43,782,437 of Convertible Notes Payable outstanding at December 31, 2017 converted to Series A Preferred Units, as well.

On February 2, 2018, the Company received a commitment to purchase an additional $505,000 of Series-A Preferred units at $114.10 per unit.

On February 15, 2018, the Company provided a notice to exercise its option to purchase a property that was being leased for cultivation purposes in Illinois. This purchase included four parcels of land, totaling $1,798,500.

During February 2018, the Company settled the Massachusetts landlord issue for $950,000, which included $677,000 due from the Company and accrued as of year-end plus a $273,000 security deposit from Brighton Health Advocates (the tenant).

Initially, the Company was not granted licenses for the state of Ohio; however, they challenged the decision. In February 2018, Ohio released a statement that the scoring used in the licensing process was incorrect due to a clerical error, and the Company should have been granted licenses to operate in the state. Ohio is still working through the steps to remediate the error; however, the Company believes that they should receive the licenses no later than September 2018 when the medical cannabis program is started in Ohio.

On February 22, 2018, the Company started the process to convert Brighton Health Advocates to a for-profit entity. Initially, licenses in Massachusetts were to be held by a not-for-profit entity by state law; however, the state granted this option for conversion after the medical cannabis program was already in progress. As of the date of this report, the not-for-profit was converted to a corporation, in which PharmaCann Mass owns all 1,000 of the common shares. The entity name was also changed from Bright Health Advocates to PharmaCannis Massachusetts Inc. Due to the equity impact, this is a non-recognized subsequent event in the financial statements as of December 31, 2017.

The Company has evaluated subsequent events through March 20, 2018, the date which the consolidated financial statements were available to be issued.

INDEPENDENT AUDITOR’S REPORT

To the Board of Managers

Holistic Industries LLC

We have audited the accompanying financial statements of Holistic Industries LLC which comprise the balance sheets as of December 31, 2017 and 2016, the related statements of operations, members’ equity, and cash flows for the years then ended, and the related notes to the financial statements.

management’s responsibility for the financial statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

auditor’s responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

unmodified opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holistic Industries LLC at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grossberg Company LLP

Bethesda, MD

March 29, 2018

HOLISTIC INDUSTRIES LLC

(A LIMITED LIABILITY COMPANY)

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

Assets	2017	2016
Current assets:
Cash	$1,313,283	$10,200
Inventory (Note 3)	4,486,642	—
Prepaid expenses	661,280	—
Total current assets	6,461,205	10,200

Property and equipment:
Leasehold improvements	2,656,259	—
Furniture and equipment	1,934,836	—
Computer hardware and software	37,425	—
Vehicles	43,108	—
	4,671,628	—
Accumulated depreciation	(235,499)	—
Property and equipment - net	4,436,129	—

Other asset:
Security deposit (Note 4)	562,500	—
Other deposits	2,800	10,000
License costs, net of accumulated amortization of $316,619 (none in 2016)	1,247,150	850,104
Total other asset	1,812,450	860,104
	$12,709,784	$870,304
Liabilities and Members' Equity
Current liabilities:
Accounts payable	$112,862	$—
Accrued expenses	310,033	38,604
Accrued interest (Note 8)	564,908	—
Total current liabilities	987,803	38,604

Other liabilities:
Deferred rent obligation (Note 4)	1,065,911	—
Notes payable (Note 8)	9,000,000	—
Total other liabilities	10,065,911	—
Total liabilities	11,053,714	38,604

Members' equity	1,656,070	831,700
	$12,709,784	$870,304

See accompanying notes.

HOLISTIC INDUSTRIES LLC

(A LIMITED LIABILITY COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Sales	$—	$—

General and administrative expenses:
Start up costs	225,574	6,402
Organization cost	—	447
Legal and accounting	4,400	—
Insurance	2,374	—
Travel and entertainment	2,627	—
Depreciation	3,652	—
Total general and administrative expenses	238,627	6,849

Loss from operations	(238,627)	(6,849)

Other income (expenses):
Interest expense (Note 8)	(52,323)	—
Political contributions	(1,010)	(41,500)
Total other income (expenses) - net	(53,333)	(41,500)

Net loss	$(291,960)	$(48,349)

See accompanying notes.

HOLISTIC INDUSTRIES LLC

(A LIMITED LIABILITY COMPANY).

STATEMENTS OF CHANGES IN MEMBERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Balance, beginning of year	$831,700	$427,768

Net loss	(291,960)	(48,349)
Capital contributions	1,116,330	452,281

Balance, end of year	$1,656,070	$831,700

See accompanying notes.

HOLISTIC INDUSTRIES LLC

(A LIMITED LIABILITY COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(291,960)	$(48,349)
Adjustments to reconcile net loss to net
cash used for operations
Depreciation	3,652	—
Changes in operating assets and liabilities
Security deposit	(562,500)	—
Other deposits	(2,800)	—
Inventory	(3,938,176)	—
Prepaid expenses	(661,280)	—
Accounts payable	112,862	—
Accrued expenses	271,429	23,604
Accrued interest	564,908	—
Deferred rent obligation	1,065,911	—
Net cash used for operating activities	(3,437,954)	(24,745)

Cash flows from investing activities:
Purchases of property and equipment	(4,671,628)	—
Expenditures paid for licenses	(713,665)	(407,336)
Equipment deposit	10,000	(10,000)
Net cash used for investing activities	(5,375,293)	(417,336)

Cash flows from financing activities:
Principal proceeds from notes payable	9,000,000	—
Contributions from members	1,116,330	452,281
Net cash provided by financing activities	10,116,330	452,281

Increase in cash	1,303,083	10,200

Cash, beginning of period	10,200	—

Cash, end of period	$1,313,283	$10,200

See accompanying notes.

HOLISTIC INDUSTRIES, LLC

(a LIMITED LIABILITY COMPANY)

NOTES TO FINANCIAL STATEMENTs

December 31,2017 AND 2016

1.	Accounting policies

Nature of operations - Holistic Industries LLC (the “Company”) was formed as a limited liability company under the laws of the State of Maryland, on July 1, 2015, and is to continue in business until December 31, 2199, unless sooner dissolved pursuant to the operating agreement. The Company was organized to engage in the business of growing, processing and dispensing medical-use marijuana in the State of Maryland (the “State”) in accordance with all Maryland laws and regulations.

The Company received Medical Cannabis Processor and Grower Licenses in Maryland effective August 15, 2017. The Company was also approved for a Medical Cannabis Dispensary License in Senatorial District 18 of the State of Maryland on January 25, 2018.

Use of estimates - The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Inventory - Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

License costs - The costs associated with obtaining the three Medical Cannabis licenses from the Maryland Medical Cannabis Commission (the “Commission”) have been capitalized. The licenses have initial two-year terms after the final awards are made. Each of the three licenses (grower, processor and dispensary) are renewable every two years, subject to: (a) meeting the State’s compliance requirement based upon an inspection of the relevant facility and (b) payment of the applicable renewal fee. The State has imposed certain restrictions on the transferability of the licenses.

The Company amortizes the costs associated with procuring the licenses over the two-year period beginning upon final approval by the Commission. Final approval was received on August 15, 2017 for the grower and processor licenses and January 25, 2018 for the dispensing license. Amortization included in inventory was $316,619 for the year ended December 31, 2017 (none for the year ended December 31, 2016). Amortization of the license costs is expected to be $760,051 for 2018, $465,266 for 2019 and $1,833 for 2020 ($1,247,150 in the aggregate).

Property and equipment - We record property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are generally five years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Depreciation expense for the year ended December 31, 2017 aggregated $3,652. Depreciation expense included in inventory for the year ended December 31, 2017 aggregated $231,847.

Real estate taxes - Real estate taxes paid are included in inventory over the period covered by the assessment.

Subsequent events - We have evaluated subsequent events through March 29, 2018, which is the date these financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these statements.

HOLISTIC INDUSTRIES, LLC

(a LIMITED LIABILITY COMPANY)

NOTES TO FINANCIAL STATEMENTs

December 31,2017 AND 2016

2.	Concentrations

We maintain our cash and cash equivalents in deposit accounts with a national and a regional bank. The balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per bank. At December 31, 2017, the cash balances exceeded the FDIC insurance limit by approximately $1,135,000. We have not experienced any losses in these accounts and do not believe we are exposed to any significant credit risk on our deposits.

3.	Inventory

Inventory includes finished goods, work-in-process, and supplies. Finished goods represent products available for sale. Work-in-process inventories represent products in the processing stage, harvested product, and plants in one of three phases of growth; immature phase, vegetative phase, and flowering phase. Costs of finished goods and work-in-process inventories include labor and benefits, depreciation, amortization, rent, interest, overhead costs and other necessary costs associated with the growing and production process. Corporate general and administrative costs and selling costs are not included in inventory.

Inventories at December 31, 2017 (none at December 31, 2016) consist of:

Finished goods	$906,495
Work-in-process	3,487,890
Supplies	92,257
$4,486,642

4.	Leases

The Company entered into a lease with IIP-MD 1 LLC on May 26, 2017 (see Note 6) to lease the land and building, containing approximately 72,471 of rentable square feet, where it is operating its growing and processing segments (Building Lease). The Building Lease has a sixteen (16) year term, initially expiring on May 31, 2033, with three options to extend the term for five (5) years each. The lease is secured by a limited guaranty from an affiliate of one of the members of the Company. Base rent as of December 31, 2017 was $213,760 per month. Rent included as inventory for the year ended December 31, 2017 under the Building Lease was $1,920,628.

On May 12, 2017, the Company entered into a lease with an affiliate of an indirect owner of the Company for the dispensary (Dispensary Lease). The Dispensary Lease commenced on January 1, 2018 and has an initial term of ten (10) years, expiring on December 31, 2027. The Company has the option of extending the lease for two additional periods of ten (10) years each. Annual base rent of $105,000 will be due monthly with a 2.5% annual escalation. Provided the lease is not in default, base rent will be abated for the first lease year.

As additional rent under the Dispensary Lease, the Company is to reimburse the landlord for additional tenant improvement costs over the initial sixty (60) months of the lease. Payments of additional rent equals $10,645 per month.

Pursuant to the terms of both leases, the Company is also liable, as additional rent, for its respective share of operating expenses, as defined, and real estate taxes.

The lease agreements provide for fixed annual escalations of rental payments. As required by U.S. GAAP, the Company recognizes the portion of rental payments that represent base rents in inventory or expense ratably over the term of the lease. The deferred lease obligation at December 31, 2017 represents the cumulative amount of rent added to inventory or expense recognized for financial statement purposes in excess of the actual cash payments for base rents through such dates.

Future minimum payments due under the leases are as follows:

	Building	Dispensary	Total
Year ending December 31,

2018	$2,635,978	$117,096	$2,753,074
2019	2,711,406	235,366	2,946,772
2020	2,789,285	238,057	3,027,342
2021	2,869,696	240,814	3,110,510
2022	2,952,719	243,641	3,196,360
Thereafter	36,401,582	635,087	37,036,669
	$50,360,666	$1,710,061	$52,070,727

The above amounts only include future minimum lease payments due during the current lease term.

HOLISTIC INDUSTRIES, LLC

(a LIMITED LIABILITY COMPANY)

NOTES TO FINANCIAL STATEMENTs

December 31,2017 AND 2016

5.	Income taxes

The Company is treated as a partnership for income tax purposes. Therefore, the Company is not liable for income taxes and no provision for income taxes has been provided for in the accompanying financial statements. All members are required to report their allocable share of the Company’s income, gains, losses and deductions on their tax returns.

The nature of the Company’s business creates uncertain tax position for the members. The business consists of trafficking in controlled substances, which is prohibited by federal law (medical cannabis licensure is authorized under Maryland state law); as such, the business is limited in taking deductions. These tax positions do not affect the Company because any loss of deduction would be reported on the members’ own returns.

The Company is subject to state and Federal income tax examinations by tax authorities generally for three years after the returns have been filed.

6.	Related party transactions

The Company utilizes the services of Willco Construction Company, Inc. (“Willco”) for asset management, development/construction management, general administrative, legal, and accounting duties. Willco is owned by an affiliate of an indirect owner of the Company. Fees for services rendered prior to the Company having its own employees totaled $225,000 and are included in licensing costs. Thereafter, annual fees of $225,000 are due which will be paid monthly. For services rendered in relation to the build-out of the building, Willco was paid a construction management fee of $610,000, a portion of which has been capitalized into tenant improvements. Willco is also due one percent of the Company’s net revenue generated each quarter, which will be payable once the Net Invested Capital, as defined in the operating agreement, for all holders of Class A Units has been reduced to zero. The fees will be payable on a quarterly basis from that point forward. Management fees included in inventory related to Willco for the year ended December 31, 2017 totaled $84,375.

The Company entered into a management agreement with Liberty Management LLC, an affiliate of an officer of the Company, to oversee the Company’s day-to-day operations. Annual fees of $225,000 are due and payable monthly from the date the Company received its grower’s license, August 15, 2017, until the Net Invested Capital for all holders of Class A Units has been reduced to zero. Liberty Management LLC is also due one percent of the Company’s net revenue, which will be due quarterly once the Net Invested Capital for all holders of Class A Units has been reduced to zero. Management fees paid to Liberty Management LLC included in inventory for the year ended December 31, 2017 totaled $84,375.

On December 2, 2016, the Company entered into a build-to-suit lease with PGHI LLC, an affiliate of an indirect owner of the Company, to lease certain land and a building to be constructed containing approximately 72,471 of rentable square feet. PGHI, LLC sold the facility to IIP – MD 1 LLC, an indirect wholly owned subsidiary of Innovative Industrial Properties Inc., a publicly-traded company, on May 26, 2017, at which time the current lease was signed.

The Company’s Dispensary Lease was also entered into with an affiliate of an indirect owner of the Company, as disclosed in Note 4.

HOLISTIC INDUSTRIES, LLC

(a LIMITED LIABILITY COMPANY)

NOTES TO FINANCIAL STATEMENTs

December 31,2017 AND 2016

7.	Contingencies

The Commission is currently being sued by multiple parties alleging the regulators improperly considered geographic diversity and failed to consider racial diversity when selecting applicants. The Company was granted its motion to intervene in the geographic diversity lawsuit. If, as a result of the lawsuit, the Commission is required to re-examine the approval process, the Company may be required to re-apply for its grow license. The Company does not believe the plaintiffs in these lawsuits will prevail and, accordingly, is continuing operations on such basis. The racial diversity lawsuit was settled in 2018 with the Company’s portion of the settlement totaling $32,143 which was accrued as of December 31, 2017.

In addition, the Company is conducting its business in violation of federal laws, and is unable to predict what actions, if any, the U.S. Department of Justice or other applicable Federal agencies will initiate in the future.

In the event the manager, the founding member and/or any of their affiliates are required to guarantee any payment obligation of the Company, the Company shall pay to such person(s) an aggregate, annual fee of two percent of the amount of the payment obligation so guaranteed. For the year ended December 31, 2017, the affiliate providing the limited guaranty of the Building Lease is due a fee of $37,315, which has been accrued and included in inventory.

8.	Members’ ownership interests

Transfers of a member’s ownership interest in the Company of 5% or more is subject to approval by the Commission. In addition, the Company’s Operating Agreement also places certain restrictions on the transfer of ownership interests. On May 12, 2017, the operating agreement of the Company was amended and restated to admit additional members into the Company.

On May 12, 2017, the Company offered $9,000,000 of unsecured promissory notes that are convertible into Class A Units and bear interest at a rate of 10% per annum until conversion. All notes were fully committed in June of 2017. As of December 31, 2017, accrued interest on the convertible promissory notes totaled $564,908, a portion has been expensed with the remainder in inventory and property and equipment. The notes converted to equity on March 1, 2018.

9.	Change in accounting for leases

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) which establishes new accounting principles applicable to leases, including leases for office space.

When implemented the new standards will require us to do the following:

1.	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet
2.	Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis
3.	Classify all cash payments within operating activities in the statement of cash flows.

In addition, also consistent with current accounting standards, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that are in substance fixed payments.

Nonpublic companies will have to begin applying the new standards for fiscal years that start after December 15, 2019, while early implementation ahead of the effective date is permitted.

We have not yet evaluated the impact of the new standard on our financial statements, nor made a decision as to whether we will implement the standard prior to its effective date.

