Form 10-Q
period 2018-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2018-05-10
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11440 West Bernardo Court, Suite 220 San Diego, CA 92127	(858) 997-3332
(Address of principal executive offices)	(Registrant's telephone number)

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

As of May 10, 2018 there were 6,782,079 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

MARCH 31, 2018

PART I

Item 1. Financial Statements

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Real estate, at cost:
Land	$11,514	$11,514
Buildings and improvements	51,315	51,315
Tenant improvements	5,901	5,901
Total real estate, at cost	68,730	68,730
Less accumulated depreciation	(1,418)	(942)
Net real estate held for investment	67,312	67,788
Cash and cash equivalents	42,076	11,758
Short-term investments	48,856	—
Prepaid insurance and other assets, net	654	482
Total assets	$158,898	$80,028
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$551	$1,082
Dividends payable	2,034	1,198
Offering cost liability	—	41
Rents received in advance and tenant security deposits	4,599	4,158
Total liabilities	7,184	6,479
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 6,782,079 and 3,501,147 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7	4
Additional paid-in capital	141,217	64,000
Accumulated deficit	(3,519)	(4,464)
Total stockholders' equity	151,714	73,549
Total liabilities and stockholders' equity	$158,898	$80,028

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Rental	$2,677	$1,290
Tenant reimbursements	87	—
Total revenues	2,764	1,290
Expenses:
Property expenses	87	—
General and administrative expense	1,477	1,755
Depreciation expense	476	161
Total expenses	2,040	1,916
Income / (loss) from operations	724	(626)
Interest income	221	35
Net income / (loss)	945	(591)
Preferred stock dividend	(338)	—
Net income / (loss) attributable to common stockholders	$607	$(591)
Net income / (loss) attributable to common stockholders per share (Note 6):
Basic	$0.10	$(0.18)
Diluted	$0.09	$(0.18)
Weighted average shares outstanding:
Basic	5,883,610	3,350,000
Diluted	6,025,067	3,350,000
Dividends declared per common share	$0.25	$—

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2017	$14,009	3,501,147	$4	$64,000	$(4,464)	$73,549
Net proceeds from sale of common stock	—	3,220,000	3	79,311	—	79,314
Net issuance of unvested restricted stock	—	60,932	—	(390)	—	(390)
Preferred stock dividend	—	—	—	(338)	—	(338)
Common stock dividend	—	—	—	(1,696)	—	(1,696)
Net income	—	—	—	—	945	945
Stock-based compensation	—	—	—	330	—	330
Balance, March 31, 2018	$14,009	6,782,079	$7	$141,217	$(3,519)	$151,714

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income / (loss)	$945	$(591)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities
Depreciation	476	161
Stock-based compensation	330	770
Amortization of discounts on short-term investments	(93)	—
Changes in assets and liabilities
Prepaid insurance and other assets, net	(213)	7
Accounts payable and accrued expenses	(531)	275
Rents received in advance and tenant security deposits	441	2
Net cash provided by operating activities	1,355	624
Cash flows from investing activities
Purchases of short-term investments	(48,763)	—
Net cash used in investing activities	(48,763)	—
Cash flows from financing activities
Issuance of common stock, net of offering costs	79,314	(276)
Dividends paid to common stockholders	(875)	—
Dividends paid to preferred stockholders	(323)	—
Taxes paid related to net share settlement of equity awards	(390)	—
Net cash provided by / (used in) financing activities	77,726	(276)
Net increase in cash and cash equivalents	30,318	348
Cash and cash equivalents, beginning of period	11,758	33,003
Cash and cash equivalents, end of period	$42,076	$33,351

Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash financing activities:
Accrual for common and preferred stock dividends declared	$2,034	—

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

1. Organization

As used herein, the terms "we", "us", "our" or the "Company" refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (our "Operating Partnership").

We acquire, own and manage specialized industrial properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We have acquired our properties through sale-leaseback transactions and third-party purchases. We lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We were incorporated in Maryland on June 15, 2016, and have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2017. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. As of March 31, 2018, we had six full-time employees.

As of March 31, 2018, we owned five properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 617,000 rentable square feet in New York, Maryland, Arizona and Minnesota.

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

This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2018.

Federal Income Taxes.  We believe that we have operated our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. The income taxes recorded on our consolidated statement of operations represent amounts paid for city and state income and franchise taxes and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Use of Estimates.  The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates and assumptions.

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

Provision for Impairment.  Another significant judgment must be made as to if, and when, impairment losses should be taken on a property when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. As of March 31, 2018, no impairment losses were recognized.

Revenue Recognition.  Our tenant leases are triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fees. We account for our leases as operating leases. We recognize revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to its limited operating history and the uncertain regulatory environment in the United States relating to the medical-use cannabis industry. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursements in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

Future contractual minimum rent (including base rent, supplemental base rent (for one of our properties in New York) and property management fees) under the operating leases as of March 31, 2018 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2018 (nine months ending December 31)	$8,867
2019	12,170
2020	12,549
2021	12,898
2022	12,083
Thereafter	140,589
Total	$199,156

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2018 and December 31, 2017, approximately $39.1 million and $8.9 million, respectively, were invested in short-term money market funds and certificates of deposit.

Short-Term Investments. Short-term investments generally consist of highly liquid, fixed income investments with an original maturity at the time of purchase of greater than three months. Such investments consist of certificate of deposits and obligations of the U.S. government. Investments are classified as held-to-maturity and stated at amortized cost.

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

Recent Accounting Pronouncements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation; Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions, including classification of awards as either equity or liabilities, estimation of forfeitures, and classification on the statement of cash flows. The Company’s adoption of ASU 2016-09 beginning on January 1, 2018 did not have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for years beginning after December 15, 2020 as a result of the Company’s election as an emerging growth company with early adoption permitted. The Company is in the initial stage of evaluating the impact of this new standard.

In February 2017, the FASB has issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("Subtopic 610-20"). A contract may involve the transfer of both nonfinancial assets and financial assets (e.g., cash and receivables). The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments are effective at the same time Topic 606, Revenue from Contracts with Customers, is effective. This new standard is effective for years beginning after December 15, 2018 as a result of the Company’s election as an emerging growth company. We do not expect this amendment to have an effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which clarifies or provides guidance relating to eight specific cash flow classification issues. The standard should be applied retrospectively for each period presented, as appropriate. This new standard is effective for years beginning after December 15, 2018 as a result of the Company’s election as an emerging growth company. The impact of this new guidance will depend on future transactions, though the impact will only be related to the classification of those items on the statement of cash flows and will not impact the Company’s cash flows or its consolidated results of operations.

Concentration of Credit Risk. Our properties are located in the states of New York, Maryland, Arizona and Minnesota. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. During the three months ended March 31, 2018, the tenant at one of our properties in New York and the tenant at our property in Maryland accounted for 50% and 24%, respectively, of our rental revenues. At March 31, 2018, one of our properties in New York, our property in Maryland and our property in Arizona accounted for 43%, 25% and 22%, respectively, of our net real estate held for investment. During the quarter ended March 31, 2017, the tenant at our property in New York accounted for 100% of our rental revenues and 100% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2018, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Reclassifications. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Common Stock

As of March 31, 2018, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 6,782,079 shares of common stock issued and outstanding.

On January 22, 2018, the Company issued 3,220,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 420,000 shares, resulting in net proceeds of approximately $79.3 million, after deducting the underwriters’ discounts and commissions and offering expenses.

4. Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share. On October 19, 2017, the Company completed an underwritten public offering of 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the "Series A Preferred Stock"), at a price to the public of $25.00 per share, resulting in net proceeds of approximately $14.0 million, after deducting the underwriters’ discounts and commissions and offering expenses. Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year, with the first dividend paid on January 16, 2018. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund.

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

5. Dividends

The following table describes the dividends declared by the Company during the three months ended March 31, 2018:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Payable Date	Dividend Amount
					(In thousands)
March 15, 2018	Common Stock	$0.25	January 1, 2018 to March 31, 2018	April 16, 2018	$1,696
March 15, 2018	Series A preferred stock	$0.5625	January 15, 2018 to April 14, 2018	April 16, 2018	$338

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

Through March 31, 2018, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions to participating securities for the three months ended March 31, 2018 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. For the three months ended March 31, 2017, the Company incurred a net loss. As such, 175,564 of unvested restricted shares outstanding at March 31, 2017 have been excluded from the calculation of net loss per diluted share for the three months ended March 31, 2017 as the impacts were anti-dilutive. Computations of net income / (loss) per basic and diluted share (in thousands, except share data) were as follows:

	For the Three Months Ended March 31,
	2018	2017
Net income / (loss)	$945	$(591)
Preferred stock dividend	(338)	—
Distribution to participating securities	(37)	—
Net income / (loss) attributable to common stockholders used to compute net income / (loss) per share	$570	$(591)
Weighted average common share outstanding:
Basic	5,883,610	3,350,000
Diluted	6,025,067	3,350,000
Net income / (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.18)
Diluted	$0.09	$(0.18)

7. Fair Value of Financial Instruments

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

At March 31, 2018, cash equivalent instruments consisted of $7.1 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, receivables, accounts payable, accrued expenses and other liabilities approximate their relative fair values due to the short-term maturities and market rates of interest of these instruments.

8. Common Stock Incentive Plan

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

A summary of the activity under the 2016 Plan and related information is included in the table below.

	Unvested Restricted Shares	Weighted- Average Date Fair Value
Balance at December 31, 2017	106,839	$18.01
Granted	73,011	$29.45
Vested	(20,635)	$18.67
Forfeited (1)	(12,079)	$18.67
Balance at March 31, 2018	147,136	$23.54

(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $3.2 million will be recognized over a weighted-average amortization period of approximately 2.4 years as of March 31, 2018.

9. Commitments and Contingencies

Tenant Improvement Allowances. As of March 31, 2018, we had $5.0 million outstanding in commitments related to tenant improvement allowances. Subsequent to March 31, 2018, in April 2018, we funded approximately $1.3 million of the outstanding commitments.

Office and Equipment Leases. As of March 31, 2018, we had approximately $225,000 outstanding in commitments related to our office and equipment leases, with approximately $60,000 to be paid in 2018, approximately $90,000 to be paid in 2019, approximately $75,000 to be paid thereafter.

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

10. Subsequent Events

Subsequent to March 31, 2018, on April 6, 2018, we acquired a property in Pennsylvania for approximately $5.8 million (excluding transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a triple-net lease for the entire property with a subsidiary of Vireo Health, Inc. to operate a medical-use cannabis cultivation and processing facility in compliance with applicable state and local law. The tenant is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property, and the lease provides that we will fund up to approximately $2.8 million as reimbursement for future tenant improvements at the property. The initial annual base rent for the property is approximately $1.3 million, or 15% of the sum of the purchase price and the tenant improvement allowance made available for the property, and subject to annual increases at a rate of 3.5%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term. The initial lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the medical-use cannabis industry; concentration of our portfolio of assets and limited number of tenants; our understanding of our competition and our potential tenants' alternative financing sources; the estimated growth in and evolving market dynamics of the medical-use cannabis market; the demand for medical-use cannabis cultivation and processing facilities; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding medical-use cannabis; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our assets; our expected leverage; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; rates of default on leases for our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to qualify as a real estate investment trust (“REIT”) and, once qualified, maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2017. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company's filings and reports.

The purpose of this Management's Discussion and Analysis ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and cash. MD&A is provided as a supplement to, and should be read in conjunction with, the Company's condensed consolidated financial statements and accompanying notes.

Overview

As used herein, the terms "we", "us", "our" or the "Company" refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership").

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

We were incorporated in Maryland on June 15, 2016, and believe that we have operated and intend to continue operating our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership.

Emerging Growth Company

We have elected to be an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, among other things:

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

We may take advantage of the other provisions until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or December 31, 2021; or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Operating Expenses

Our operating expenses include general and administrative expenses, including personnel costs, stock-based compensation, and legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. We generally structure our leases so that the tenant is responsible for taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

Our Qualification as a REIT

We have been organized and believe that we have operated and intend to continue operating our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In order for us to qualify as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock.

Results of Operations

We were formed on June 15, 2016. We commenced active real estate operations on December 19, 2016 with the acquisition of our first property in New York. As of March 31, 2018, we owned five properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 617,000 rentable square feet in New York, Maryland, Arizona and Minnesota.

Comparison of the Three Months Ended March 31, 2018 and the Three Months Ended March 31, 2017

As a result of the timing of our formation in June 2016, and the initial public offering and commencement of real estate operations with the acquisition of our first property in December 2016, we expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Rental	$2,677	$1,290
Tenant reimbursements	87	—
Total revenues	2,764	1,290
Expenses:
Property expenses	87	—
General and administrative expense	1,477	1,755
Depreciation expense	476	161
Total expenses	2,040	1,916
Income / (loss) from operations	724	(626)
Interest income	221	35
Net income / (loss)	945	(591)
Preferred stock dividend	(338)	—
Net income / (loss) attributable to common stockholders	$607	$(591)

Revenues.

Rental. The increase in rental revenue related to our four properties that we acquired in 2017 and the annual base rent escalation for the lease at the first property we acquired in New York.

Tenant Reimbursements. Tenant reimbursements related to reimbursements by the tenant at our first property in New York for insurance premiums.

Expenses.

General and Administrative Expense. The decrease in general and administrative expense was primarily driven by an approximately $440,000 decrease in non-cash stock-based compensation, partially offset by higher compensation and occupancy costs for our employees and corporate office. Compensation expense for the three months ended March 31, 2018 included approximately $330,000 in non-cash stock-based compensation.

Depreciation Expense. The increase in depreciation expense related to our four properties that we acquired in 2017.

Interest Income. Interest income for the three months ended March 31, 2018 related to interest earned on our cash and cash equivalents and short-term investments. Interest income for the three months ended March 31, 2017 related to interest earned on our cash and cash equivalents. The increase in interest income was primarily due to higher interest bearing balances.

Preferred Stock Dividend. In October 2017, we completed our public offering of 600,000 shares of Series A Preferred Stock. Preferred stock dividend relates to the dividend that we paid on April 16, 2018 to our Series A Preferred stockholders of record as of March 29, 2018, for the period from and including January 15, 2018 to and including April 14, 2018.

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

We have filed a shelf registration statement, which was subsequently declared effective by the SEC, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs. We expect to meet our liquidity needs through cash on hand, cash flows from operations and cash flows from sources discussed above. We believe that our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors' discretion.

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2018 and 2017 were approximately $1.4 million and $624,000, respectively. Cash flows provided by operating activities were generally from contractual rent from our properties, offset by our general and administrative expense and other costs of operating our properties.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2018 was approximately $48.8 million relating to the purchases of short-term investments. We did not acquire any properties during the three months ended March 31, 2018 and 2017. Subsequent to March 31, 2018, on April 6, 2018, we acquired a property in Pennsylvania for approximately $5.8 million (excluding transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a triple-net lease for the entire property with a subsidiary of Vireo Health, Inc. to operate a medical-use cannabis cultivation and processing facility in compliance with applicable state and local law. The tenant is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property, and the lease provides that we will fund up to approximately $2.8 million as reimbursement for future tenant improvements at the property. The initial annual base rent for the property is approximately $1.3 million, or 15% of the sum of the purchase price and the tenant improvement allowance made available for the property, and subject to annual increases at a rate of 3.5%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term. The initial lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods.

Financing Activities

Net cash provided by financing activities of approximately $77.7 million during the three months ended March 31, 2018 was the result of approximately $79.3 million in net proceeds from the sale of 3,220,000 shares of common stock, offset by dividend payments of approximately $1.2 million to common and preferred stockholders and approximately $390,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

During the three months ended March 31, 2017, we paid approximately $276,000 of stock offering costs related to our initial public offering.

Dividends

We elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. While we most recently paid a dividend on shares of common stock at an annual dividend rate of $1.00 per share, the actual dividends payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock and preferred stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our ability to generate cash flows and make accretive new investments, earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

Funds from Operations and Adjusted Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (loss), computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from sales of property, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.”

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

Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adding to FFO certain non-cash and non-recurring expenses, consisting of non-cash stock-based compensation expense.

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

The table below is a reconciliation of net income / (loss) to FFO and AFFO for the three months ended March 31, 2018 and 2017 (In thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Net income / (loss) attributable to common stockholders	$607	$(591)
Real estate depreciation	476	161
FFO available to common stockholders	1,083	(430)
Stock-based compensation	330	770
AFFO available to common stockholders	$1,413	$340
FFO per share — basic and diluted	$0.18	$(0.13)
AFFO per share — basic	$0.24	$0.10
AFFO per share — diluted	$0.23	$0.10
Weighted average shares outstanding — basic	5,883,610	3,350,000
Weighted average shares outstanding — diluted	6,025,067	3,504,921

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

Revenue Recognition and Accounts Receivable

Our existing tenant leases are and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fees. We account for our leases as operating leases. We recognize revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to its limited operating history and the uncertain regulatory environment in the United States relating to the medical-use cannabis industry. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursements in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

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

Income Taxes

We have been organized to operate our business so as to qualify to be taxed as a REIT, for U.S. federal income tax purposes. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income for U.S. federal income tax purposes. As long as our dividends equal or exceed our taxable net income, we generally will not be required to pay U.S. federal income tax on such income.

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning in 2018. This new legislation is not expected to have a material adverse effect on the Company's business and contains several potentially favorable provisions.

Adoption of New or Revised Accounting Standards

As an "emerging growth company" under the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. An "emerging growth company" may opt out of the extended transition period for complying with new or revised accounting standards. A decision to opt out, however, is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the standard for the private company. This may make comparison of our financial statements with a public company that either is not an "emerging growth company" or is an "emerging growth company" that has opted out of using the extended transition period difficult or impossible as different or revised accounting standards may be used.

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

Impact of Inflation

We enter into leases that generally provide for limited increases in rent as a result of increases in the CPI (typically subject to ceilings) or fixed increases. We expect these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Seasonality

Our business has not been, and we do not expect our business in the future to be subject to material seasonal fluctuations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our Company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2018 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks as described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
10.1+	Director Compensation Policy.(1)
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

+ Indicates management contract or compensatory plan.

(1)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 9, 2018.

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

Dated May 10, 2018

