Form 10-Q
period 2018-06-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2018-08-13
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11440 West Bernardo Court, Suite 220 San Diego, CA 92127	(858) 997-3332
(Address of principal executive offices)	(Registrant's telephone number)

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

As of August 13, 2018 there were 6,785,800 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

JUNE 30, 2018

PART I

Item 1. Financial Statements

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Real estate, at cost:
Land	$14,819	$11,514
Buildings and improvements	57,105	51,315
Tenant improvements	7,313	5,901
Construction in progress	4,366	—
Total real estate, at cost	83,603	68,730
Less accumulated depreciation	(1,954)	(942)
Net real estate held for investment	81,649	67,788
Cash and cash equivalents	21,185	11,758
Short-term investments, net	57,419	—
Other assets, net	1,446	482
Total assets	$161,699	$80,028
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$2,908	$1,082
Dividends payable	2,034	1,198
Offering cost liability	31	41
Rents received in advance and tenant security deposits	5,141	4,158
Total liabilities	10,114	6,479
Commitments and contingencies (Notes 6 and 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 6,785,800 and 3,501,147 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7	4
Additional paid-in capital	139,546	64,000
Accumulated deficit	(1,977)	(4,464)
Total stockholders' equity	151,585	73,549
Total liabilities and stockholders' equity	$161,699	$80,028

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

 Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental	$3,246	$1,289	$5,923	$2,579
Tenant reimbursements	68	—	155	—
Total revenues	3,314	1,289	6,078	2,579
Expenses:
Property expenses	68	—	155	—
General and administrative expense	1,474	1,466	2,951	3,221
Severance expense	—	113	—	113
Depreciation expense	536	175	1,012	336
Total expenses	2,078	1,754	4,118	3,670
Income / (loss) from operations	1,236	(465)	1,960	(1,091)
Interest and other income	306	43	527	78
Net income / (loss)	1,542	(422)	2,487	(1,013)
Preferred stock dividend	(338)	—	(676)	—
Net income / (loss) attributable to common stockholders	$1,204	$(422)	$1,811	$(1,013)
Net income / (loss) attributable to common stockholders per share (Note 7):
Basic	$0.18	$(0.13)	$0.28	$(0.31)
Diluted	$0.17	$(0.13)	$0.27	$(0.31)
Weighted average shares outstanding:
Basic	6,635,651	3,364,948	6,261,708	3,357,515
Diluted	6,783,674	3,364,948	6,406,466	3,357,515
Dividends declared per common share	$0.25	$0.15	$0.50	$0.15

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)

	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2017	$14,009	3,501,147	$4	$64,000	$(4,464)	$73,549
Net proceeds from sale of common stock	—	3,220,000	3	79,311	—	79,314
Net issuance of unvested restricted stock	—	64,653	—	(390)	—	(390)
Preferred stock dividend	—	—	—	(676)	—	(676)
Common stock dividend	—	—	—	(3,392)	—	(3,392)
Net income	—	—	—	—	2,487	2,487
Stock-based compensation	—	—	—	693	—	693
Balance, June 30, 2018	$14,009	6,785,800	$7	$139,546	$(1,977)	$151,585

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income / (loss)	$2,487	$(1,013)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities
Depreciation	1,012	336
Stock-based compensation	693	1,375
Amortization of discounts on short-term investments	(249)	—
Changes in assets and liabilities
Other assets, net	(974)	23
Accounts payable and accrued expenses	(258)	474
Rents received in advance and tenant security deposits	983	304
Net cash provided by operating activities	3,694	1,499
Cash flows from investing activities
Purchases of investments in real estate	(8,908)	(8,166)
Reimbursements of tenant improvements and Construction Funding	(3,881)	(6)
Purchases of short-term investments	(61,170)	—
Maturities of short-term investments	4,000	—
Net cash used in investing activities	(69,959)	(8,172)
Cash flows from financing activities
Issuance of common stock, net of offering costs	79,314	(276)
Dividends paid to common stockholders	(2,571)	—
Dividends paid to preferred stockholders	(661)	—
Taxes paid related to net share settlement of equity awards	(390)	(298)
Net cash provided by / (used in) financing activities	75,692	(574)
Net increase / (decrease) in cash and cash equivalents	9,427	(7,247)
Cash and cash equivalents, beginning of period	11,758	33,003
Cash and cash equivalents, end of period	$21,185	$25,756

Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing and financing activities:
Accrual for reimbursements of tenant improvements and Construction Funding	$2,084	$19
Accrual for common stock dividend declared	1,696	525
Accrual for preferred stock dividend declared	338	—
Accrual for stock issuance costs	31	—

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2018

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

We were incorporated in Maryland on June 15, 2016 and intend to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2017. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. As of June 30, 2018, we had six full-time employees.

As of June 30, 2018, we owned seven properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 764,000 rentable square feet (including approximately 58,000 square feet under development) in Arizona, Maryland, Massachusetts, Minnesota, New York and Pennsylvania.

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

Depreciation.  We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the estimated useful lives. We depreciate each of our buildings and improvements over its estimated remaining useful life, generally not to exceed 35 years. We depreciate tenant improvements at our buildings over the shorter of the estimated useful lives or the terms of the related leases.

We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to six years.

Provision for Impairment.  Another significant judgment must be made as to if, and when, impairment losses should be taken on a property when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. As of June 30, 2018, no impairment losses were recognized.

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

Future contractual minimum rent (including base rent, supplemental base rent (for one of our properties in New York) and property management fees) under the operating leases as of June 30, 2018 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2018 (six months ending December 31)	$6,818
2019	16,288
2020	16,804
2021	17,294
2022	16,626
Thereafter	198,670
Total	$272,500

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2018 and December 31, 2017, approximately $18.3 million and $8.9 million, respectively, were invested in short-term money market funds and certificates of deposit.

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

Recent Accounting Pronouncements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation — Stock Compensation; Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions, including classification of awards as either equity or liabilities, estimation of forfeitures, and classification on the statement of cash flows. The Company’s adoption of ASU 2016-09 beginning on January 1, 2018 did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02") which introduces a lessee model that brings most leases on the balance sheet. Under this new standard the large majority of operating leases are expected to remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. ASU 2016-02 is effective for years beginning after December 15, 2019 as a result of the Company’s election as an emerging growth company, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements ("ASU 2018-11") which provides an additional (and optional) transition method to recognize the cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessor with the practical expedient to not separate non-lease components from associated lease component under limited circumstances. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.

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

Concentration of Credit Risk. Our properties are located in the states of Arizona, Maryland, Massachusetts, Minnesota, New York and Pennsylvania. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. During the three months ended June 30, 2018, the tenant at one of our properties in New York, the tenant at our property in Maryland and the tenant at our property in Arizona accounted for 41%, 20% and 20%, respectively, of our rental revenues. During the six months ended June 30, 2018, these same tenants accounted for 45%, 22% and 17%, respectively, of our rental revenues. At June 30, 2018, one of our properties in New York, our property in Maryland and our property in Arizona accounted for 36%, 20% and 20%, respectively, of our net real estate held for investment. During the three and six months ended June 30, 2017, the tenant at our property in New York accounted for 100% of our rental revenues and 100% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2018, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Reclassifications. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Common Stock

As of June 30, 2018, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 6,785,800 shares of common stock issued and outstanding.

On January 22, 2018, the Company issued 3,220,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 420,000 shares, resulting in net proceeds of approximately $79.3 million, after deducting the underwriters’ discounts and commissions and offering expenses.

4. Preferred Stock

As of June 30, 2018, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the six months ended June 30, 2018:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Payable Date	Dividend Amount
					(In thousands)
March 15, 2018	Common Stock	$0.25	January 1, 2018 to March 31, 2018	April 16, 2018	$1,696
March 15, 2018	Series A preferred stock	$0.5625	January 15, 2018 to April 14, 2018	April 16, 2018	$338
June 15, 2018	Common Stock	$0.25	April 1, 2018 to June 30, 2018	July 16, 2018	$1,696
June 15, 2018	Series A preferred stock	$0.5625	April 15, 2018 to July 14, 2018	July 16, 2018	$338

6. Investments in Real Estate

On April 6, 2018, we acquired a property in Pennsylvania for approximately $5.8 million (excluding transaction costs of approximately $115,000) in a sale-leaseback transaction. Upon the closing, we entered into a triple-net lease for the entire property with a subsidiary of Vireo Health, Inc. to operate a medical-use cannabis cultivation and processing facility in compliance with applicable state and local law. The tenant is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property, and the lease provides that we will fund up to approximately $2.8 million as reimbursement for future tenant improvements at the property, of which approximately $1.1 million were incurred and approximately $201,000 were funded as of June 30, 2018. The initial annual base rent for the property is approximately $1.3 million, or 15% of the sum of the purchase price and the tenant improvement allowance made available for the property, and subject to annual increases at a rate of 3.5%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term. The initial lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods.

On May 31, 2018, we acquired a property in Massachusetts and entered into a long-term lease and development agreement with a subsidiary of PharmaCann LLC (“PharmaCann”) for an approximately 26,000 square foot industrial facility and an approximately 32,000 square foot greenhouse facility on the property. The purchase price for the property was $3.0 million (excluding transaction costs of approximately $30,000). The PharmaCann subsidiary is expected to construct the two buildings at the property, for which we have agreed to provide reimbursement of up to $15.5 million (the “Construction Funding”), of which approximately $3.1 million were incurred and approximately $2.4 million were funded as of June 30, 2018. Assuming full reimbursement for the construction, our total investment in the property will be $18.5 million.

Concurrent with the closing of the purchase of the Massachusetts property, we entered into a long-term, triple-net lease agreement with the PharmaCann subsidiary, which intends to operate the property upon completion of development as a cannabis cultivation and processing facility in compliance with applicable state and local law. The initial base rent for the property is approximately $2.7 million, or 14.5% of the sum of the purchase price of the property and the Construction Funding, subject to an initial six month base rent abatement and annual increases at a rate of 3.25%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term. The initial term of the lease is 15.25 years, with two options to extend the term for two additional five-year periods.

Including all of our properties, during the six months ended June 30, 2018, we capitalized costs of approximately $2.9 million relating to tenant improvement allowances made available for our properties, of which approximately $1.5 million was funded as of June 30, 2018.

7. Net Income / (Loss) Per Share

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

Through June 30, 2018, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions to participating securities for the three and six months ended June 30, 2018 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. For the three months and six months ended June 30, 2017, the Company incurred a net loss. As such, 175,564 of unvested restricted shares outstanding at June 30, 2017 have been excluded from the calculation of net loss per diluted share for the three and six months ended June 30, 2017 as the impacts were anti-dilutive. Computations of net income / (loss) per basic and diluted share (in thousands, except share data) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income / (loss)	$1,542	$(422)	$2,487	$(1,013)
Preferred stock dividend	(338)	—	(676)	—
Distribution to participating securities	(37)	(16)	(74)	(16)
Net income / (loss) attributable to common stockholders used to compute net income / (loss) per share	$1,167	$(438)	$1,737	$(1,029)
Weighted average common share outstanding:
Basic	6,635,651	3,364,948	6,261,708	3,357,515
Diluted	6,783,674	3,364,948	6,406,466	3,357,515
Net income / (loss) attributable to common stockholders per share:
Basic	$0.18	$(0.13)	$0.28	$(0.31)
Diluted	$0.17	$(0.13)	$0.27	$(0.31)

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

At June 30, 2018, cash equivalent instruments consisted of $3.3 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the activity under the 2016 Plan and related information is included in the table below.

	Unvested Restricted Shares	Weighted- Average Date Fair Value
Balance at December 31, 2017	106,839	$18.01
Granted	73,011	$29.45
Vested	(20,635)	$18.67
Forfeited (1)	(12,079)	$18.67
Balance at March 31, 2018	147,136	$23.54
Granted	3,721	$34.95
Vested	(1,695)	$17.68
Balance at June 30, 2018	149,162	$23.89

(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $3.0 million will be recognized over a weighted-average amortization period of approximately 2.1 years as of June 30, 2018.

10. Commitments and Contingencies

Tenant Improvement Allowances. As of June 30, 2018, we had approximately $4.9 million of commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Funding. As of June 30, 2018, we had approximately $12.4 million of commitments relating to the Construction Funding for the development of two buildings which the tenant has agreed to use commercially reasonable efforts to complete by August 2019. Subsequent to June 30, 2018, we funded approximately $693,000 of the outstanding commitments.

Office and Equipment Leases. As of June 30, 2018, we had approximately $206,000 outstanding in commitments related to our office and equipment leases, with approximately $41,000 to be paid in 2018, approximately $90,000 to be paid in 2019, and approximately $75,000 to be paid in 2020.

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

11. Subsequent Events

Subsequent to June 30, 2018, on July 12, 2018, we acquired a property in Massachusetts for $12.75 million (excluding transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a triple-net lease for the entire property with Holistic Industries, Inc. to operate a cannabis cultivation and processing facility in compliance with applicable state and local law. The tenant is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property. The initial annual base rent for the property is approximately $1.9 million, or 15% of the purchase price for the property, subject to annual increases at a rate of 3.25%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term. The initial lease term is 20 years, with three options to extend the term of the lease for three additional five-year periods.

Subsequent to June 30, 2018, on August 2, 2018, we acquired a property in Michigan for approximately $5.5 million (excluding transaction costs). Upon the closing, we entered into a triple-net lease for the entire property with Green Peak Industries, LLC to operate a medical-use cannabis cultivation and processing facility upon completion of development in compliance with applicable state and local law. The tenant is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property. The seller of the property is responsible for completing certain development milestones for the building, for which the seller is expected to be reimbursed approximately $5.3 million (the "Additional Purchase Price"). Green Peak Industries, LLC is also expected complete certain tenant improvements, for which we have agreed to provide reimbursement of up to $2.2 million (the "TI Allowance"). If we fund the full amount of the Additional Purchase Price and TI Allowance, our total investment in the property is expected to be $13 million. The initial annual base rent for the property is approximately $2.0 million, or 15% of the sum of the initial purchase price of the property, the Additional Purchase Price and the TI Allowance, subject to annual increases at a rate of 3.5%. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the term. The initial lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Item 8.01 in our Current Report on Form 8-K filed with the SEC on May 31, 2018 and in Part II – Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company's filings and reports.

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

Results of Operations

We were formed on June 15, 2016. We commenced active real estate operations on December 19, 2016 with the acquisition of our first property in New York. As of June 30, 2018, we owned seven properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 764,000 rentable square feet (including approximately 58,000 square feet under development) in Arizona, Maryland, Massachusetts, Minnesota, New York and Pennsylvania.

Investments in Real Estate and Leasing Activities during the Six Months Ended June 30, 2018

For a discussion of investments in real estate and leasing activities during the six months ended June 30, 2018, please see Note 6 in the Company’s Notes to the Condensed Consolidated Financial Statements included in this report.

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

As a result of the timing of our formation in June 2016, and the initial public offering and commencement of real estate operations with the acquisition of our first property in December 2016, we expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental	$3,246	$1,289	$5,923	$2,579
Tenant reimbursements	68	—	155	—
Total revenues	3,314	1,289	6,078	2,579
Expenses:
Property expenses	68	—	155	—
General and administrative expense	1,474	1,466	2,951	3,221
Severance expense	—	113	—	113
Depreciation expense	536	175	1,012	336
Total expenses	2,078	1,754	4,118	3,670
Income / (loss) from operations	1,236	(465)	1,960	(1,091)
Interest and other income	306	43	527	78
Net income / (loss)	1,542	(422)	2,487	(1,013)
Preferred stock dividend	(338)	—	(676)	—
Net income / (loss) attributable to common stockholders	$1,204	$(422)	$1,811	$(1,013)

Revenues.

Rental. The increase in rental revenue is related to our acquisition of new properties and the annual escalation of base rent on two of our leases.

Tenant Reimbursements. The increase in tenant reimbursements revenue is related to the timing of when the insurance and property tax expenses were incurred at the respective properties and reimbursed by the respective tenants.

Expenses.

Property expenses. The increase in property expenses is related to the timing of when the insurance and property tax expenses were incurred at the respective properties.

General and Administrative Expense. The decrease in general and administrative expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is primarily driven by an approximately $682,000 decrease in non-cash stock-based compensation, partially offset by higher cash compensation, public company and occupancy costs. Compensation expense for the three months and six months ended June 30, 2018 included approximately $363,000 and $693,000 in non-cash stock-based compensation, respectively. Compensation expense for the three months and six months ended June 30, 2017 included approximately $605,000 and $1.4 million in non-cash stock-based compensation, respectively.

Severance Expense. During the three months ended June 30, 2017, we incurred $113,000 in severance expense related to the cessation of employment of one of our executive officers in June 2017.

Depreciation Expense. The increase in depreciation expense is related to the depreciation on our acquisitions reimbursements for tenant improvements and Construction Funding during the respective periods.

Interest and Other Income. Interest and other income for the three and six months ended June 30, 2018 is primarily related to interest earned on our cash and cash equivalents and short-term investments. Interest and other income for the three and six months ended June 30, 2017 related to interest earned on our cash and cash equivalents. The increase in interest income was due to higher interest bearing balances and interest rates.

Preferred Stock Dividend. Preferred stock dividend relates to the dividend on the 9.00% Series A cumulative redeemable preferred stock issued in October 2017.

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

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2018 and 2017 were approximately $3.7 million and $1.5 million, respectively. Cash flows provided by operating activities were generally from contractual rent from our properties, offset by our general and administrative expense and other costs of operating our properties.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2018 were approximately $70.0 million, of which approximately $57.2 million related to the purchases and maturities of short-term investments and the remaining approximately $12.8 million primarily related to the purchases of investments in real estate and reimbursements of tenant improvements and Construction Funding. Cash flows used in investing activities for the six months ended June 30, 2017 were approximately $8.2 million primarily related to the purchases of investments in real estate.

Financing Activities

Net cash provided by financing activities of approximately $75.7 million during the six months ended June 30, 2018 was the result of approximately $79.3 million in net proceeds from the sale of 3,220,000 shares of common stock, offset by dividend payments of approximately $3.2 million to common and preferred stockholders and approximately $390,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

During the six months ended June 30, 2017, we paid approximately $276,000 of stock offering costs related to our initial public offering and approximately $298,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Dividends

We intend to elect to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. While we most recently paid a dividend on shares of common stock at an annual dividend rate of $1.00 per share, the actual dividends payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock and preferred stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our ability to generate cash flows and make accretive new investments, earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

Contractual Obligations

As of June 30, 2018, we had approximately $4.9 million outstanding in commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and approximately $12.4 million outstanding in our commitments relating to the Construction Funding for the development of two buildings which the tenant has agreed to use commercially reasonable efforts to complete by August 2019. Additionally, we had approximately $206,000 outstanding in commitments related to our office and equipment leases, with approximately $41,000 to be paid in 2018, approximately $90,000 to be paid in 2019, and approximately $75,000 to be paid in 2020.

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

Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adding to FFO certain non-cash and infrequent or unpredictable expenses which may impact comparability, consisting of non-cash stock-based compensation expense and severance expense.

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

The table below is a reconciliation of net income / (loss) to FFO and AFFO for the three and six months ended June 30, 2018 and 2017 (In thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income / (loss) attributable to common stockholders	$1,204	$(422)	$1,811	$(1,013)
Real estate depreciation	536	175	1,012	336
FFO available to common stockholders	1,740	(247)	2,823	(677)
Stock-based compensation	363	605	693	1,375
Severance expense	—	113	—	113
AFFO available to common stockholders	$2,103	$471	$3,516	$811
FFO per share — basic	$0.26	$(0.07)	$0.45	$(0.20)
FFO per share — diluted	$0.26	$(0.07)	$0.44	$(0.20)
AFFO per share — basic	$0.32	$0.14	$0.56	$0.24
AFFO per share — diluted	$0.31	$0.13	$0.55	$0.23
Weighted average shares outstanding — basic	6,635,651	3,364,948	6,261,708	3,357,515
Weighted average shares outstanding — diluted	6,783,674	3,521,473	6,406,466	3,513,243

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

Acquisition of Rental Property, Depreciation and Impairment

In order to prepare our condensed consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. We depreciate each of our buildings and improvements over its estimated remaining useful life, generally not to exceed 35 years. We depreciate tenant improvements at our buildings over the shorter of the estimated useful lives or the terms of the related leases. If we use a shorter or longer estimated useful life, it could have a material impact on our consolidated results of operations.

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

Impact of Inflation

We enter into leases that generally provide for limited increases in rent as a result of increases in the U.S. Consumer Price Index (typically subject to ceilings) or fixed increases. We expect these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Seasonality

Our business has not been, and we do not expect our business in the future to be, subject to material seasonal fluctuations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our Company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2018 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Item 8.01 in our Current Report on Form 8-K filed with the SEC on May 31, 2018, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for year ended December 31, 2017, as updated in Item 8.01 in our Current Report on Form 8-K filed with the SEC on May 31, 2018. The risks as updated below and as described in our Annual Report on Form 10-K and Current Report on Form 8-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

If our tenants engage in operations for the adult-use cannabis industry in addition to or in lieu of operations for the medical-use cannabis industry, our tenants, we and our properties may be subject to additional risks associated with such adult-use cannabis operations.

Our existing leases at our properties do not, and we expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis cultivation for adult-use that is permissible under state and local laws where our facilities are located, which may subject our tenants, us and our properties to different and greater risks, including those related to enforcement of federal laws. For example, the prohibition in the current omnibus spending bill that prohibits the United States Department of Justice from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws does not extend to adult-use cannabis laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our tenants to engage in adult-use cannabis operations at our properties. For example, the voters of the Commonwealth of Massachusetts passed an initiative to legalize cannabis for adult-use in 2016, having previously voted to legalize medical-use cannabis in 2012. Massachusetts began issuing licenses to operators for the sale of adult-use cannabis in July 2018. Our existing leases at our Massachusetts properties do not prohibit our tenants from conducting adult-use cannabis cultivation, processing or dispensing that is permissible under state and local laws.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(1)
10.2	Development Agreement, dated as of May 31, 2018, between PharmaCannis Massachusetts Inc., IIP-MA 1 LLC and IIP Operating Partnership, LP.(1)
10.3	Lease Agreement, dated as of August 2, 2018, between IIP-MI 1 LLC and Green Peak Industries, LLC.(2)
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on May 31, 2018.
(2)	Incorporated by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on August 2, 2018.

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

Dated August 13, 2018

