Form 10-Q
period 2018-09-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2018-11-08
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11440 West Bernardo Court, Suite 220 San Diego, CA 92127	(858) 997-3332
(Address of principal executive offices)	(Registrant's telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

As of November 8, 2018 there were 9,775,800 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

SEPTEMBER 30, 2018

PART I

Item 1. Financial Statements

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Real estate, at cost:
Land	$17,812	$11,514
Buildings and improvements	78,049	51,315
Tenant improvements	10,829	5,901
Construction in progress	4,678	—
Total real estate, at cost	111,368	68,730
Less accumulated depreciation	(2,657)	(942)
Net real estate held for investment	108,711	67,788
Cash and cash equivalents	53,019	11,758
Short-term investments, net	3,983	—
Other assets, net	499	482
Total assets	$166,212	$80,028
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$1,179	$1,082
Tenant improvements and construction payable	4,341	—
Dividends payable	2,713	1,198
Offering cost liability	21	41
Rents received in advance and tenant security deposits	6,868	4,158
Total liabilities	15,122	6,479
Commitments and contingencies (Notes 6 and 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 6,785,800 and 3,501,147 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7	4
Additional paid-in capital	137,219	64,000
Accumulated deficit	(145)	(4,464)
Total stockholders' equity	151,090	73,549
Total liabilities and stockholders' equity	$166,212	$80,028

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental	$3,716	$1,495	$9,639	$4,074
Tenant reimbursements	210	64	365	64
Total revenues	3,926	1,559	10,004	4,138
Expenses:
Property expenses	210	64	365	64
General and administrative expense	1,442	983	4,393	4,204
Severance expense	—	—	—	113
Depreciation expense	703	217	1,715	553
Total expenses	2,355	1,264	6,473	4,934
Income / (loss) from operations	1,571	295	3,531	(796)
Interest and other income	261	39	788	117
Net income / (loss)	1,832	334	4,319	(679)
Preferred stock dividend	(338)	—	(1,014)	—
Net income / (loss) attributable to common stockholders	$1,494	$334	$3,305	$(679)
Net income / (loss) attributable to common stockholders per share (Note 7):
Basic	$0.22	$0.09	$0.50	$(0.21)
Diluted	$0.21	$0.09	$0.49	$(0.21)
Weighted average shares outstanding:
Basic	6,636,638	3,392,508	6,388,058	3,369,308
Diluted	6,785,800	3,392,508	6,534,300	3,369,308
Dividends declared per common share	$0.35	$0.15	$0.85	$0.30

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2017	$14,009	3,501,147	$4	$64,000	$(4,464)	$73,549
Net proceeds from sale of common stock	—	3,220,000	3	79,311	—	79,314
Net issuance of unvested restricted stock	—	64,653	—	(390)	—	(390)
Preferred stock dividend	—	—	—	(1,014)	—	(1,014)
Common stock dividend	—	—	—	(5,767)	—	(5,767)
Net income	—	—	—	—	4,319	4,319
Stock-based compensation	—	—	—	1,079	—	1,079
Balance, September 30, 2018	$14,009	6,785,800	$7	$137,219	$(145)	$151,090

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income / (loss)	$4,319	$(679)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities
Depreciation	1,715	553
Stock-based compensation	1,079	1,548
Amortization of discounts on short-term investments	(332)	—
Changes in assets and liabilities
Other assets, net	(37)	(882)
Accounts payable and accrued expenses	97	538
Rents received in advance and tenant security deposits	2,710	418
Net cash provided by operating activities	9,551	1,496
Cash flows from investing activities
Purchases of investments in real estate	(27,177)	(11,185)
Reimbursements of tenant improvements and construction funding	(11,120)	(11)
Purchases of short-term investments	(65,151)	—
Maturities of short-term investments	61,500	—
Net cash used in investing activities	(41,948)	(11,196)
Cash flows from financing activities
Issuance of common stock, net of offering costs	79,314	(276)
Dividends paid to common stockholders	(4,267)	(525)
Dividends paid to preferred stockholders	(999)	—
Taxes paid related to net share settlement of equity awards	(390)	(298)
Net cash provided by / (used in) financing activities	73,658	(1,099)
Net increase / (decrease) in cash and cash equivalents	41,261	(10,799)
Cash and cash equivalents, beginning of period	11,758	33,003
Cash and cash equivalents, end of period	$53,019	$22,204

Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing and financing activities:
Accrual for reimbursements of tenant improvements and construction funding	$4,341	$5,900
Accrual for common stock dividend declared	2,375	525
Accrual for preferred stock dividend declared	338	—
Accrual for stock issuance costs	21	190

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

1. Organization

As used herein, the terms "we", "us", "our" or the "Company" refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (our "Operating Partnership").

We acquire, own and manage specialized real estate leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We have acquired our properties through sale-leaseback transactions and third-party purchases. We lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We were incorporated in Maryland on June 15, 2016 and have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2017. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership.

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

Provision for Impairment.  Another significant judgment must be made as to if, and when, impairment losses should be taken on a property when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. As of September 30, 2018, no impairment losses were recognized.

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

Future contractual minimum rent (including base rent, supplemental base rent (for one of our properties in New York) and property management fees) under the operating leases as of September 30, 2018 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2018 (three months ending December 31)	$4,353
2019	20,300
2020	20,950
2021	21,579
2022	21,055
Thereafter	272,247
Total	$360,484

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2018, approximately $49.8 million were invested in short-term obligations of the U.S. government and money market funds. As of December 31, 2017, approximately $8.9 million were invested in short-term money market funds and certificates of deposit.

Short-Term Investments. Short-term investments consist of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months. Investments are classified as held-to-maturity and stated at amortized cost.

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which introduces a lessee model that brings most leases on the balance sheet. Under this new standard the large majority of operating leases are expected to remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. ASU 2016-02 is effective for years beginning after December 15, 2019 as a result of the Company’s election as an emerging growth company, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements ("ASU 2018-11"), which provides an additional (and optional) transition method to recognize the cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessor with the practical expedient to not separate non-lease components from associated lease component under limited circumstances. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.

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

Concentration of Credit Risk. Our properties are located in the states of Arizona, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. During the three months ended September 30, 2018, the tenant at one of our properties in New York, the tenant at our property in Maryland and the tenant at our property in Arizona accounted for 36%, 18% and 17%, respectively, of our rental revenues. During the nine months ended September 30, 2018, these same tenants accounted for 41%, 20% and 17%, respectively, of our rental revenues. During the three and nine months ended September 30, 2017, the tenant at our property in New York accounted for 86% and 94% of our rental revenues, respectively. At September 30, 2018, one of our properties in New York, our property in Maryland and our property in Arizona accounted for 27%, 15% and 15%, respectively, of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2018, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of September 30, 2018, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 6,785,800 shares of common stock issued and outstanding.

On January 22, 2018, the Company issued 3,220,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 420,000 shares, resulting in net proceeds of approximately $79.3 million, after deducting the underwriters’ discounts and commissions and offering expenses.

On October 9, 2018, we issued 2,990,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 390,000 shares, resulting in in net proceeds of approximately $113.9 million, after deducting the underwriters' discounts and commissions and offering expenses.

4. Preferred Stock

As of September 30, 2018, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the nine months ended September 30, 2018:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Paid Date	Dividend Amount
					(In thousands)
March 15, 2018	Common Stock	$0.25	January 1, 2018 to March 31, 2018	April 16, 2018	$1,696
March 15, 2018	Series A preferred stock	$0.5625	January 15, 2018 to April 14, 2018	April 16, 2018	$338
June 15, 2018	Common Stock	$0.25	April 1, 2018 to June 30, 2018	July 16, 2018	$1,696
June 15, 2018	Series A preferred stock	$0.5625	April 15, 2018 to July 14, 2018	July 16, 2018	$338
September 14, 2018	Common Stock	$0.35	July 1, 2018 to September 30, 2018	October 16, 2018	$2,375
September 14, 2018	Series A preferred stock	$0.5625	July 15, 2018 to October 14, 2018	October 16, 2018	$338

6. Investments in Real Estate

On April 6, 2018, we acquired a property in Pennsylvania for approximately $5.8 million (excluding transaction costs of approximately $115,000) in a sale-leaseback transaction. Upon the closing, we entered into a long-term, triple-net lease for the entire property with a subsidiary of Vireo Health, Inc. to operate a medical-use cannabis cultivation and processing facility. The lease provides that we will fund up to approximately $2.8 million as reimbursement for future tenant improvements at the property, of which approximately $2.5 million was incurred and approximately $2.1 million was funded as of September 30, 2018.

On May 31, 2018, we acquired a property in Massachusetts and entered into a long-term lease and development agreement with a subsidiary of PharmaCann LLC (“PharmaCann”) for an approximately 26,000 square foot industrial facility and an approximately 32,000 square foot greenhouse facility on the property. The purchase price for the property was $3.0 million (excluding transaction costs of approximately $30,000). The PharmaCann subsidiary is expected to construct the two buildings at the property, for which we have agreed to provide reimbursement of up to $15.5 million (the “Construction Funding”), of which approximately $5.6 million was incurred and approximately $3.2 million was funded as of September 30, 2018. Assuming full reimbursement for the construction, our total investment in the property will be $18.5 million. Concurrent with the closing of the purchase of the Massachusetts property, we entered into a long-term, triple-net lease agreement with the PharmaCann subsidiary, which intends to operate the property upon completion of development as a cannabis cultivation and processing facility.

On July 12, 2018, we acquired another property in Massachusetts for $12.75 million (excluding transaction costs of approximately $27,000) in a sale-leaseback transaction. Upon the closing, we entered into a triple-net lease for the entire property with Holistic Industries, Inc. to operate a cannabis cultivation and processing facility.

On August 2, 2018, we acquired a property in Michigan for approximately $5.5 million (excluding transaction costs of approximately $29,000). Upon the closing, we entered into a triple-net lease for the entire property with Green Peak Industries, LLC ("Green Peak”) to operate a medical-use cannabis cultivation and processing facility upon completion of development. The seller of the property is responsible for completing certain development milestones for the building, for which the seller is expected to be reimbursed approximately $5.3 million (the "Additional Purchase Price"), of which approximately $4.3 million was incurred and approximately $3.2 million was funded as of September 30, 2018. Green Peak is also expected complete certain tenant improvements, for which we have agreed to provide reimbursement of up to $2.2 million (the "TI Allowance"), of which no amount was incurred or funded as of September 30, 2018. Green Peak also has a one-time right to request an additional tenant improvement allowance of up to $8.0 million (the "Additional TI Allowance") for additional improvements to the property, subject to satisfaction of conditions set forth in the lease. If we make available the Additional TI Allowance, the base rent shall be adjusted to reflect our total investment in the property. In addition, the term of the lease shall be automatically extended to the date that is 15 years from the date that the Additional TI Allowance is made available. If we fund the full amount of the Additional Purchase Price, the TI Allowance and the Additional TI Allowance, our total investment in the property is expected to be $21.0 million. If we do not make the Additional TI Allowance available to Green Peak, Green Peak shall have the right to purchase the property, subject to satisfaction of conditions set forth in the lease, at a price equal to the greater of (a) the appraised value of the property and (b) the value determined by dividing the then-current base rent by ten percent.

Including all of our properties, during the nine months ended September 30, 2018, we capitalized costs of approximately $15.6 million relating to tenant improvements and construction activities at our properties, of which approximately $11.2 million was funded as of September 30, 2018.

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

Through September 30, 2018, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions to participating securities for the three and nine months ended September 30, 2018 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. For the nine months ended September 30, 2017, the Company incurred a net loss. As such, 108,639 of unvested restricted shares outstanding at September 30, 2017 have been excluded from the calculation of net income / (loss) per diluted share for the three and nine months ended September 30, 2017 as the impacts were anti-dilutive. Computations of net income / (loss) per basic and diluted share (in thousands, except share data) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income / (loss)	$1,832	$334	$4,319	$(679)
Preferred stock dividend	(338)	—	(1,014)	—
Distribution to participating securities	(52)	(16)	(127)	(32)
Net income / (loss) attributable to common stockholders used to compute net income / (loss) per share	$1,442	$318	$3,178	$(711)
Weighted average common share outstanding:
Basic	6,636,638	3,392,508	6,388,058	3,369,308
Diluted	6,785,800	3,392,508	6,534,300	3,369,308
Net income / (loss) attributable to common stockholders per share:
Basic	$0.22	$0.09	$0.50	$(0.21)
Diluted	$0.21	$0.09	$0.49	$(0.21)

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

At September 30, 2018, cash equivalent instruments consisted of $4.8 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the activity under the 2016 Plan and related information is included in the table below.

	Unvested Restricted Shares	Weighted- Average Date Fair Value
Balance at December 31, 2017	106,839	$18.01
Granted	76,732	$29.72
Vested	(22,330)	$18.60
Forfeited (1)	(12,079)	$18.67
Balance at June 30, 2018 and September 30, 2018	149,162	$23.89

(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $2.6 million will be recognized over a weighted-average amortization period of approximately 1.9 years as of September 30, 2018.

10. Commitments and Contingencies

Tenant Improvement Allowances. As of September 30, 2018, we had approximately $4.4 million of commitments related to tenant improvement allowances (excluding the Additional TI Allowance which has not been made available and is contingent on satisfaction of certain conditions), which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Funding. As of September 30, 2018, we had approximately $9.9 million of commitments relating to the Construction Funding for the development of two buildings which the tenant has agreed to use commercially reasonable efforts to complete by August 31, 2019.

Additional Purchase Price. As of September 30, 2018, we had approximately $1.0 million of commitments relating to certain development milestones for the property in Michigan, which the seller is required to complete by December 31, 2018.

Office and Equipment Leases. As of September 30, 2018, we had approximately $188,000 outstanding in commitments related to our office and equipment leases, with approximately $23,000 to be paid in the remainder of 2018, approximately $90,000 to be paid in 2019, and approximately $75,000 to be paid in 2020.

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

11. Subsequent Events

On October 3, 2018, the Company issued 2,990,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 390,000 shares, resulting in net proceeds of approximately $113.9 million, after deducting the underwriters’ discounts and commissions and offering expenses.

On October 30, 2018, the Company acquired an approximately 58,000 square foot industrial property in Colorado for approximately $11.3 million (excluding transaction costs) and entered into a long-term, triple-net lease with The Green Solution, LLC for continued operation of a cannabis cultivation facility.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Item 8.01 in our Current Report on Form 8-K filed with the SEC on May 31, 2018, in Part II – Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and in Part II – Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company's filings and reports.

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

We were incorporated in Maryland on June 15, 2016, and believe that we have operated and intend to continue operating our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. As of September 30, 2018, we had six full-time employees.

As of September 30, 2018, we owned nine properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 894,000 rentable square feet (including approximately 114,000 square feet under development) in Arizona, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania.

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

Results of Operations

We were formed on June 15, 2016. We commenced active real estate operations on December 19, 2016 with the acquisition of our first property in New York. As of September 30, 2018, we owned nine properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 875,000 rentable square feet (including approximately 114,000 square feet under development) in Arizona, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania.

Investments in Real Estate and Leasing Activities during the Nine Months Ended September 30, 2018

For a discussion of investments in real estate and leasing activities during the nine months ended September 30, 2018, please see Note 6 in the Company’s Notes to the Condensed Consolidated Financial Statements included in this report.

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

As a result of the timing of our formation in June 2016, and the initial public offering and commencement of real estate operations with the acquisition of our first property in December 2016, we expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental	$3,716	$1,495	$9,639	$4,074
Tenant reimbursements	210	64	365	64
Total revenues	3,926	1,559	10,004	4,138
Expenses:
Property expenses	210	64	365	64
General and administrative expense	1,442	983	4,393	4,204
Severance expense	—	—	—	113
Depreciation expense	703	217	1,715	553
Total expenses	2,355	1,264	6,473	4,934
Income / (loss) from operations	1,571	295	3,531	(796)
Interest and other income	261	39	788	117
Net income / (loss)	1,832	334	4,319	(679)
Preferred stock dividend	(338)	—	(1,014)	—
Net income / (loss) attributable to common stockholders	$1,494	$334	$3,305	$(679)

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

General and Administrative Expense. The increase in general and administrative expense during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is primarily the result of higher cash compensation, public company and travel costs. The increase in general and administrative expense during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is primarily driven by higher cash compensation, public company, travel and occupancy costs, partially offset by an approximately $469,000 decrease in non-cash stock-based compensation. Compensation expense for the three and nine months ended September 30, 2018 included approximately $386,000 and $1.1 million in non-cash stock-based compensation, respectively. Compensation expense for the three and nine months ended September 30, 2017 included approximately $173,000 and $1.5 million in non-cash stock-based compensation, respectively.

Severance Expense. During the nine months ended September 30, 2017, we incurred $113,000 in severance expense related to the cessation of employment of one of our executive officers in June 2017.

Depreciation Expense. The increase in depreciation expense is related to the depreciation on our acquisitions and reimbursements for tenant improvements and construction activities during the respective periods.

Interest and Other Income. Interest and other income for the three and nine months ended September 30, 2018 is primarily related to interest earned on our cash and cash equivalents and short-term investments. Interest and other income for the three and six months ended September 30, 2017 related to interest earned on our cash and cash equivalents. The increase in interest income was due to higher interest bearing balances and interest rates.

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

On October 9, 2018, we issued 2,990,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 390,000 shares, resulting in in net proceeds of approximately $113.9 million, after deducting the underwriters' discounts and commissions and offering expenses.

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

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2018 and 2017 were approximately $9.6 million and $1.5 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2018 were approximately $41.9 million, related to the purchases of investments in real estate and funding of a portion of the tenant improvement allowances, Construction Funding and Additional Purchase Price and net purchases and maturities of short-term investments. Cash flows used in investing activities for the nine months ended September 30, 2017 were approximately $11.2 million primarily related to the purchases of investments in real estate.

Financing Activities

Net cash provided by financing activities of approximately $73.7 million during the nine months ended September 30, 2018 was the result of approximately $79.3 million in net proceeds from the sale of 3,220,000 shares of common stock, offset by dividend payments of approximately $5.3 million to common and preferred stockholders and approximately $390,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

During the nine months ended September 30, 2017, we paid approximately $276,000 of stock offering costs related to our initial public offering, approximately $298,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees, and approximately $525,000 in dividends to common stockholders.

Dividends

We have elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. While we most recently paid a dividend on shares of common stock at an annual dividend rate of $1.40 per share, the actual dividends payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock and preferred stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our ability to generate cash flows and make accretive new investments, earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

Contractual Obligations

As of September 30, 2018, we had approximately $4.4 million outstanding in commitments related to tenant improvement allowances (excluding the Additional TI Allowance, which has not been made available and is contingent on satisfaction of certain conditions), which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, approximately $9.9 million outstanding in our commitments relating to the Construction Funding for the development of two buildings which the tenant has agreed to use commercially reasonable efforts to complete by August 31, 2019, and approximately $1.0 million outstanding in commitments relating to the Additional Purchase Price for the completion of certain development milestones for the property in Michigan, which the seller is required to complete by December 31, 2018. Additionally, we had approximately $188,000 outstanding in commitments related to our office and equipment leases, with approximately $23,000 to be paid in the remainder of 2018, approximately $90,000 to be paid in 2019, and approximately $75,000 to be paid in 2020.

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

The table below is a reconciliation of net income / (loss) to FFO and AFFO for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income / (loss) attributable to common stockholders	$1,494	$334	$3,305	$(679)
Real estate depreciation	703	217	1,715	553
FFO available to common stockholders	2,197	551	5,020	(126)
Stock-based compensation	386	173	1,079	1,548
Severance expense	—	—	—	113
AFFO available to common stockholders	$2,583	$724	$6,099	$1,535
FFO per share — basic	$0.33	$0.16	$0.79	$(0.04)
FFO per share — diluted	$0.32	$0.16	$0.77	$(0.04)
AFFO per share — basic	$0.39	$0.21	$0.95	$0.46
AFFO per share — diluted	$0.38	$0.21	$0.93	$0.44
Weighted average shares outstanding — basic	6,636,638	3,392,508	6,388,058	3,369,308
Weighted average shares outstanding — diluted	6,785,800	3,501,147	6,534,300	3,509,166

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our Company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2018 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Item 8.01 in our Current Report on Form 8-K filed with the SEC on May 31, 2018, and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for year ended December 31, 2017, as updated in Item 8.01 in our Current Report on Form 8-K filed with the SEC on May 31, 2018 and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. The risks as updated below and as described in our Annual Report on Form 10-K, Current Report on Form 8-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.

Cannabis is a Schedule I controlled substance under the Controlled Substances Act of 1970 (the “CSA”). Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

In January 2018, the United States Department of Justice (“DOJ”) rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. The impact of the DOJ's recent rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally, including our tenants and us.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the Drug Enforcement Agency) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on December 7, 2018, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants may cultivate adult-use cannabis in our medical-use cannabis facilities, if permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ's rescission of the “Cole Memo”, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. With the rescission of the “Cole Memo,” there is increased uncertainty and added risk that federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

If our tenants engage in operations for the adult-use cannabis industry in addition to or in lieu of operations for the medical-use cannabis industry, our tenants, we and our properties may be subject to additional risks associated with such adult-use cannabis operations.

Our existing leases at our properties do not, and we expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis cultivation for adult-use that is permissible under state and local laws where our facilities are located, which may subject our tenants, us and our properties to different and greater risks, including greater prosecution risk for aiding and abetting violation of the CSA and federal laws governing money laundering. For example, the prohibition in the current omnibus spending bill that prohibits the DOJ from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws does not extend to adult-use cannabis laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our tenants to engage in adult-use cannabis operations at our properties. For example, the voters of the Commonwealth of Massachusetts passed an initiative to legalize cannabis for adult-use in 2016, having previously voted to legalize medical-use cannabis in 2012. Massachusetts began issuing licenses to operators for the sale of adult-use cannabis in July 2018. Our existing leases at our Massachusetts properties do not prohibit our tenants from conducting adult-use cannabis cultivation, processing or dispensing that is permissible under state and local laws. Similarly, the state of Colorado permits licensed adult-use cannabis cultivation, processing and dispensing, and our lease with the tenant at our property in Colorado allows for adult-use cannabis operations to be conducted at the property in compliance with state and local laws.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Lease Agreement, dated as of August 2, 2018, between IIP-MI 1 LLC and Green Peak Industries, LLC.(1)
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on August 2, 2018.

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

Dated November 8, 2018

