Form 10-K
period 2018-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2019-03-14
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☑

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $233.1 million, based upon the last reported sale price of $36.62 per share on the New York Stock Exchange on June 29, 2018, the last business day of the Registrant's most recently completed second quarter.

As of March 14, 2019, there were 9,806,194 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innovative Industrial Properties, Inc.'s Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-K – ANNUAL REPORT

DECEMBER 31, 2018

Cautionary Statement Regarding Forward-Looking Statements

We make statements in this report that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In particular, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases, as well as by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	unanticipated changes in our business and investment strategy;
•	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
•	availability of suitable investment opportunities in the medical-use cannabis industry;
•	concentration of our portfolio of assets and limited number of tenants;
•	our understanding of our competition and our potential tenants' alternative financing sources;
•	the estimated growth in and evolving market dynamics of the medical-use cannabis market;
•	the demand for medical-use cannabis cultivation and processing facilities;
•	the expected medical-use or adult-use cannabis legalization in certain states;
•	shifts in public opinion regarding medical-use cannabis;
•	the additional risks that may be associated with certain of our tenants cultivating adult-use cannabis in our cultivation facilities;
•	the state of the U.S. economy generally or in specific geographic areas;
•	economic trends and economic recoveries;
•	our ability to access equity or debt capital;
•	financing rates for our target assets;
•	our expected leverage;
•	changes in the values of our assets;
•	our expected portfolio of assets;
•	our expected investments;
•	interest rate mismatches between our assets and our borrowings used to fund such investments;
•	changes in interest rates and the market value of our assets;
•	changes in the rates of default on leases for our assets;
•	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;
•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•	our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the "Investment Company Act");
•	availability of qualified personnel; and
•	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

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

We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated state-licensed cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We were incorporated in Maryland on June 15, 2016.We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2018, we had six full-time employees.

Our corporate office is located at 11440 West Bernardo Court, Suite 220, San Diego, California 92127. Our telephone number is (858) 997-3332.

2018 Highlights

Properties

During 2018, we acquired six additional properties in five new states, comprising approximately 391,000 additional rentable square feet. As of December 31, 2018, we owned eleven properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 1,027,000 rentable square feet in Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania, with a weighted-average remaining lease term of approximately 14.7 years. As of December 31, 2018, we had invested an aggregate of $147.9 million (consisting of purchase price and development and tenant reimbursement commitments funded, if any, but excluding transaction costs) and had committed an additional $19.5 million to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties.

Dividends

We commenced quarterly dividends to our common stockholders in the second quarter 2017, which was our second full quarter after we completed our initial public offering and commenced real estate operations with the acquisition of our first property in December 2016. During 2018, we declared dividends to our common stockholders totaling $1.20 per share.

Capital Raising

In January 2018, we issued 3,220,000 shares of our common stock in a follow-on public offering, including the exercise in full of the underwriters' option to purchase an additional 420,000 shares, resulting in net proceeds of approximately $79.3 million, after deducting the underwriters' discounts and commissions and offering expenses.

In October 2018, we issued 2,990,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 390,000 shares, resulting in in net proceeds of approximately $113.9 million, after deducting the underwriters' discounts and commissions and offering expenses.

Subsequent to December 31, 2018, in February 2019, our Operating Partnership issued $143.75 million aggregate principal amount of 3.75% exchangeable senior notes due 2024 (the "Exchangeable Senior Notes"), including the exercise in full of the initial purchasers' option to purchase additional Exchangeable Senior Notes.

Our Properties

Generally

We have acquired and intend to continue to acquire specialized industrial real estate assets operated by state-licensed medical-use cannabis growers through sale-leaseback transactions and third-party purchases. In sale-leaseback transactions, concurrently upon closing of the acquisition, we lease the properties back to the sellers under long-term, triple-net lease agreements. We target properties owned by growers that have been among the top candidates in the state licensing process and have been granted one or more licenses to operate multiple facilities. Based on our properties and ongoing review of potential acquisitions, indoor cultivation facilities generally appear to have similar shells as standard light industrial buildings or greenhouses. However, based on our diligence, the medical-use cannabis cultivation process typically requires a finely tuned environment to achieve consistent high quality and specificity in cannabinoid levels and to maximize yields, which translates into certain capital improvements in the building's infrastructure. These improvements can include enhanced HVAC systems for climate and humidity control, high capacity electrical and plumbing systems, specialized lighting systems, and sophisticated building management, cultivation monitoring and security systems. Through this sale-leaseback strategy, we serve as a source of capital to these licensed medical-use cannabis growers, allowing them to redeploy their sale proceeds back into their core operations to grow their business and achieve higher returns. In a third-party purchase of a property, we may also fund the necessary tenant improvements through a long-term lease with an identified tenant, which also serves to free up capital for the tenant to reinvest into their business.

As of December 31, 2018, the tenant at each of our properties is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property during the term of the applicable lease.

A summary of each of our properties is provided below as of December 31, 2018, and organized by state:

Arizona

Pharm AZ Property

On December 15, 2017, we completed the acquisition of a property in Arizona (the "Pharm AZ Property") comprising approximately 358,000 square feet of greenhouse and industrial space, which we purchased from a subsidiary of The Pharm, LLC ("The Pharm") for $15.0 million (excluding approximately $27,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with another subsidiary of The Pharm, as tenant for continued use as a medical cannabis cultivation and processing facility.   The lease also provides that we would fund up to $3.0 million as reimbursement for future tenant improvements at the Pharm AZ Property, which was fully funded as of December 31, 2018. As of December 31, 2018, the monthly base rent under the lease was $216,825, and subject to annual increases of 3.25% during the lease term.

Colorado

The Green Solution CO Property

On October 30, 2018, we completed the acquisition of a 58,000 square foot industrial property located in Colorado for approximately $11.3 million (excluding approximately $27,000 in transaction costs) and entered into a long-term, triple-net lease with The Green Solution, LLC for continued operation of a cannabis cultivation facility.

Illinois

Ascend IL Property

On December 21, 2018, we completed the acquisition of a 75,000 square foot industrial property located in Illinois for $19.0 million (excluding approximately $20,000 in transaction costs). Concurrent with the closing of the purchase, we entered into a long-term, triple-net lease agreement with a wholly owned subsidiary of Ascend Wellness Holdings, LLC (“Ascend”), which intends to operate the property as a medical-use cannabis cultivation and processing facility. Ascend is expected to complete additional tenant improvements for the building, for which we have agreed to provide reimbursement of up to $6.0 million, none of which was incurred or funded as of December 31, 2018. Assuming full reimbursement for the tenant improvements, our total investment in the property will be $25.0 million.

Maryland

Holistic MD Property

On May 26, 2017, we acquired a 72,000 square foot industrial property located in Maryland (the “Holistic MD Property”), which was under development at the time of our acquisition. The initial purchase price was $8.0 million (excluding approximately $185,000 in transaction costs), with an additional $3.0 million payable to the seller upon completion of certain development milestones. Concurrent with the closing of the purchase of the Holistic MD Property, we entered into a triple-net lease agreement with Holistic Industries LLC (“Holistic MD”) for use as a medical cannabis cultivation and processing facility. The initial term of the lease is 16 years, with three options to extend the term of the lease for three additional five-year periods. Holistic MD has an option to purchase the property upon a qualifying termination event or at the end of the initial lease term and subject to certain conditions, at the option purchase price that is the greater of fair market value or a 7.5% capitalization rate derived from market rental rates for industrial properties in the relevant competitive market.

 On August 1, 2017, we paid the additional $3.0 million to the seller upon the seller’s completion of the development milestones at the Holistic MD Property. On September 25, 2017, we amended our lease with Holistic MD to, among other things, rescind the $1.9 million rent reserve that we originally established for Holistic under the lease, and to reimburse up to $1.9 million of additional tenant improvements for Holistic MD, such that a total of $5.9 million is reimbursable by us to Holistic for tenant improvements. On September 28, 2017, we approved and accrued for Holistic MD's draw request for reimbursement of the full $5.9 million of tenant improvements and funded that amount on October 2, 2017. As a result, our total investment in the Holistic MD Property was approximately $16.9 million (excluding transaction costs). As of December 31, 2018 Holistic's monthly base rent was approximately $219,853, of which $193,594 is subject to annual escalations of 3.25% during the initial lease term. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the initial term.

Massachusetts

PharmaCann MA Property

On May 31, 2018, we acquired a property in Massachusetts and entered into a long-term lease and development agreement with a subsidiary of PharmaCann for an approximately 26,000 square foot industrial facility and an approximately 32,000 square foot greenhouse facility on the property. The purchase price for the property was $3.0 million (excluding approximately $30,000 in transaction costs). The PharmaCann subsidiary is expected to construct the two buildings at the property, for which we have agreed to provide reimbursement of up to $15.5 million (the “Construction Funding”), of which approximately $9.7 million was incurred and approximately $9.5 million was funded as of December 31, 2018. Assuming full reimbursement for the Construction Funding, our total investment in the property will be $18.5 million. Concurrent with the closing of the purchase of the property, we entered into a long-term, triple-net lease agreement with the PharmaCann subsidiary, which intends to operate the property upon completion of development as a cannabis cultivation and processing facility.

Holistic MA Property

On July 12, 2018, we completed the acquisition of a 55,000 square foot industrial property located in Massachusetts for $12.75 million (excluding approximately $27,000 in transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a long-term, triple-net lease for the entire property with Holistic Industries, Inc. to operate a cannabis cultivation and processing facility.

Michigan

Green Peak MI Property

On August 2, 2018, we completed the acquisition of a 56,000 square foot industrial property located in Michigan for approximately $5.5 million (excluding approximately $29,000 in transaction costs). Upon the closing, we entered into a long-term, triple-net lease for the entire property with Green Peak Industries, LLC ("Green Peak”) for use as a medical cannabis cultivation and processing facility upon completion of development. We reimbursed the seller of the property approximately $5.3 million (the "Additional Purchase Price") as of December 31, 2018 for completing certain required development milestones for the building. Green Peak is also expected complete certain tenant improvements, for which we have agreed to provide reimbursement of up to $2.2 million (the "TI Allowance"), of which approximately $1.5 million was incurred and approximately $1.1 million was funded as of December 31, 2018. Green Peak also has a one-time right to request an additional tenant improvement allowance of up to $8.0 million (the "Additional TI Allowance") for additional improvements to the property, subject to satisfaction of conditions set forth in the lease. If we make available the Additional TI Allowance, the base rent shall be adjusted to reflect our total investment in the property. In addition, the term of the lease shall be automatically extended to the date that is 15 years from the date that the Additional TI Allowance is made available. If we fund the full amount of the Additional Purchase Price, the TI Allowance and the Additional TI Allowance, our total investment in the property is expected to be $21.0 million. If we do not make the Additional TI Allowance available to Green Peak, Green Peak shall have the right to purchase the property, subject to satisfaction of conditions set forth in the lease, at a price equal to the greater of (a) the appraised value of the property and (b) the value determined by dividing the then-current base rent by ten percent.

Minnesota

Vireo MN Property

On November 8, 2017, we completed the acquisition of an industrial property located in Minnesota (the “Vireo MN Property”), which we purchased from a subsidiary of Vireo Health, Inc. (“Vireo Minnesota”) for approximately $3.0 million (excluding approximately $58,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a long-term, triple-net lease with Vireo Minnesota, as tenant for use as a medical cannabis cultivation and processing facility. In December 2018, we amended our lease with Vireo Minnesota to increase our reimbursement for future tenant improvements at the Vireo MN Property from approximately $1.0 million to a total of approximately $3.0 million, which also resulted in a corresponding increase to the base rent. As of December 31, 2018, we had incurred approximately $1.6 million and funded approximately $788,000 as reimbursement for tenant improvements at this property. In connection with these tenant improvements, we increased the footprint of the Vireo MN Property to approximately 39,000 square feet.

New York

PharmaCann NY Property

On December 19, 2016, we acquired a 127,000 square foot industrial property located in New York (the “PharmaCann NY Property”), which we purchased from PharmaCann LLC (“PharmaCann”) for approximately $30.0 million (excluding approximately $75,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with PharmaCann, as tenant for use as a medical cannabis cultivation and processing facility. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. At December 31, 2018, the base rent of the PharmaCann lease was approximately $345,658 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the consumer price index. The lease also provides that we receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month.

Vireo NY Property

On October 23, 2017, we completed the acquisition of a 40,000 square foot industrial property located in New York (the “Vireo NY Property”), which we purchased from a subsidiary of Vireo Health, Inc. (“Vireo New York”) for approximately $3.4 million (excluding approximately $60,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a long-term, triple-net lease with Vireo New York, as tenant for use as a medical cannabis cultivation and processing facility. In December 2018, we amended our lease with Vireo New York to increase our reimbursement for future tenant improvements at the Vireo NY Property from $1.0 million to a total of $3.0 million, which also resulted in a corresponding increase to the base rent. As of December 31, 2018, we had incurred approximately $875,000 as reimbursement for tenant improvements at this property, of which no amount was funded.

Pennsylvania

Vireo PA Property

On April 6, 2018, we completed the acquisition of an 89,000 square foot industrial property located in Pennsylvania (the "Vireo PA Property") for approximately $5.8 million (excluding approximately $115,000 in transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a long-term, triple-net lease for the entire property with a subsidiary of Vireo Health, Inc. ("Vireo Pennsylvania"), for use as a medical cannabis cultivation and processing facility. In December 2018, we amended our lease with Vireo Pennsylvania to increase our reimbursement for future tenant improvements at the Vireo PA Property from approximately $2.8 million to a total of approximately $3.8 million, which also resulted in a corresponding increase to the base rent. As of December 31, 2018, we had incurred approximately $2.9 million and funded approximately $2.6 million as reimbursement for tenant improvements at this property.

Acquisitions of Properties Completed Subsequent to December 31, 2018:

Subsequent to December 31, 2018, we acquired the following two properties:

On February 8, 2019, we completed the acquisition of a 43,000 square foot industrial property located in California for approximately $6.7 million (excluding transaction costs). Concurrent with the closing of the purchase, we entered into a long-term, triple-net lease agreement with an experienced operator, which intends to operate the property as a cannabis cultivation facility in accordance with California cannabis regulations upon completion of redevelopment. The seller of the property is expected to complete redevelopment of the building, for which we have agreed to provide reimbursement of up to approximately $4.8 million. Assuming full reimbursement for the redevelopment, our total investment in the property will be approximately $11.5 million.

On March 13, 2019, we acquired a property in Ohio and entered into a long-term lease and development agreement with a subsidiary of PharmaCann for an approximately 26,000 square foot industrial facility and an approximately 32,000 square foot greenhouse facility on the property. The purchase price for the property was $700,000 (excluding transaction costs). The PharmaCann subsidiary is expected to construct the two buildings at the property, for which we have agreed to provide reimbursement of up to $19.3 million. Assuming full reimbursement for the construction, our total investment in the property will be $20.0 million.

Our Competitive Strengths

We believe that we have the following competitive strengths:

•	Experienced and Committed Management Team. Alan Gold, our executive chairman, and other members of our senior management team have substantial experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets. In particular, in August 2004, Mr. Gold and Gary Kreitzer, vice chairman of our board of directors, founded BioMed Realty Trust, Inc. (formerly NYSE: BMR), or BioMed Realty, an internally-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry, an industry they believed to be underserved by commercial property investors and lenders and poised for significant growth. Mr. Gold served as chairman of the board of directors and chief executive officer and Mr. Kreitzer served as executive vice president and a member of the board of directors from the founding of BioMed Realty in 2004 through the acquisition of BioMed Realty by an affiliate of The Blackstone Group, L.P. in 2016.

•	Recurring Revenue with Contractual Escalations. As of December 31, 2018, we had acquired eleven properties that were 100% leased on long-term, triple-net leasing arrangements with licensed medical-use cannabis cultivators, and which are subject to contractual rental rate increases. Along with our existing portfolio, we expect to continue to enter into additional similar transactions structured to provide recurring revenue with contractual escalations.

•	Focus on Underserved Industry with Less Competition. Our focus on specialized industrial real estate assets leased to tenants in the regulated medical-use cannabis industry may result in significantly less competition from existing REITs and institutional buyers due to the unique nature of the real estate and its tenants. Moreover, we believe the banking industry's general reluctance to finance owners of state-licensed cannabis facilities, coupled with the licensed operators' need for capital to fund the growth of their operations, will continue to provide significant opportunities for us to acquire specialized industrial properties and execute long-term leases that are structured to generate stable and increasing rental revenue, along with the potential for long-term appreciation in value.

•	Demonstrated Investment Acumen. We utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our extensive experience and relationships in the real estate and medical-use cannabis industry enable us to identify, negotiate and close on acquisitions and leases with growers who have been among the top candidates in the rigorous state licensing process.

•	Positive Regulated Cannabis Industry Trends. Based on the tremendous historical and projected growth for the regulated cannabis industry, we expect to see significant spending by state-licensed cannabis cultivators on their existing and new state-licensed cannabis facilities, presenting an opportunity for us to be a key capital provider in their expansion initiatives.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale. Our primary strategy to achieve our business objective is to acquire and own a portfolio of specialized industrial properties, including medical-use cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated medical-use cannabis industry. This strategy includes the following components:

•	Owning Specialized Industrial Properties and Related Real Estate Assets for Income. We primarily acquire medical-use cannabis facilities from licensed growers who will continue their cultivation operations after our acquisition of the property. We expect to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.

•	Owning Specialized Industrial Properties and Related Real Estate Assets for Appreciation. We primarily lease our acquired properties under long-term, triple-net leases. However, from time to time, we may elect to sell one or more properties if we believe it to be in the best interests of our stockholders. Accordingly, we will seek to acquire properties that we believe also have potential for long-term appreciation in value.

•	Expanding as Additional States Permit Medical-Use Cannabis Cultivation and Production. We acquire properties in the United States, with a focus on states that permit cannabis cultivation for medical use. As of December 31, 2018, we owned properties in nine states, and we expect that our acquisition opportunities will continue to expand as additional states legalize medical-use cannabis and license new cultivators.

•	Preserving Financial Flexibility on our Balance Sheet. We are focused on maintaining a conservative capital structure, in order to provide us flexibility in financing our growth initiatives.

Our Target Markets

Our target markets include states that permit cannabis cultivation for medical use. As of December 31, 2018, we owned eleven properties located in Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania. According to the National Conference of State Legislatures, as of December 31, 2018, 33 states and the District of Columbia have legalized cannabis for medical use.

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

Market Opportunity

The Industrial Real Estate Sub-Market

The industrial real estate sub-market continues to perform well in this real estate cycle. According to CBRE Group, Inc., the U.S. industrial property vacancy rate declined to 4.3% in the fourth quarter of 2018, reflecting the 35th consecutive quarter of positive net absorption. Nearly 30.0 million square feet of industrial real estate were absorbed in 2018, which resulted in the highest net asking rents since CBRE Group, Inc. began tracking this metric in 1989.

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

In the United States, the development and growth of the regulated medical-use cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a doctor's recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson's disease, Alzheimer's, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2018, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis.

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

Industry Growth and Trends

According to Arcview Market Research, sales of state-legal cannabis in the United States grew to $8.6 billion in 2017, including $5.9 billion of medical-use cannabis sales, and are expected to reach $22.2 billion by 2022.

According to ProCon.org, a non-profit organization, as of May 2018, over 2.1 million people used or were registered to use state-legalized medical cannabis in the United States, taking data available from the 26 states and Washington, D.C. that had implemented their medical cannabis programs as of that date. As the industry continues to evolve, new ways to consume medical-use cannabis are being developed in order for patients to have the treatment needed for their condition in a safe and appealing manner. In addition to smoking and vaporizing of dried leaves, cannabis can be incorporated into a variety of edibles, pills, spray products, transdermal patches and topicals, including salves, ointments, lotions and sprays with low or high levels of delta-9-tetrahydrocannabinol (“THC”), the principal psychoactive constituent of the cannabis plant.

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

Shifting Public Attitudes and State Law and Legislative Activity

We believe that the growth of the regulated medical-use cannabis industry has been fueled, in part, by the rapidly changing public attitudes in the United States. A 2018 poll by Quinnipiac University found that 93% of Americans support patient access to medical-use cannabis, if recommended by a doctor.

As of December 31, 2018, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2018.

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

Access to Capital

To date, the status of state-licensed cannabis under federal law has significantly limited the ability of state-licensed industry participants to fully access the U.S. banking system and traditional financing sources. These limitations, when combined with the high costs of maintaining licensed and stringently regulated medical-use cannabis facilities (including meeting extensive zoning requirements), substantially increase the cost of production. While future changes in federal and state laws may ultimately open up financing options that have not been available to date in this industry, we believe that such changes, if they do occur, will take time, thereby creating an opportunity over the next few years to provide our sale-leaseback and other real estate solutions to state-licensed industry participants that have limited access to traditional financing sources.

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

Tenant Concentration

As of December 31, 2018, all of our revenues were derived from eleven properties. PharmaCann leases two properties from us in New York and Massachusetts, which comprised approximately 39% and 82% of rental revenues for the years ended December 31, 2018 and 2017, respectively. In addition, our tenant Holistic MD comprised approximately 18% and 14% of rental revenues for the years ended December 31, 2018 and 2017, respectively. Furthermore, our tenant The Pharm comprised approximately 16% of rental revenues for the year ended December 31, 2018. Our tenants are generally start-up businesses with limited histories of operations, and have not yet been profitable, or have been profitable only for a short period of time. For some or all of 2019, we expect that many of our tenants will continue to incur losses as their expenses increase in connection with the expansion of their operations, and that they have made and will continue to make rent payments to us from proceeds from the sale of the applicable property or cash on hand, and not funds from operations. Furthermore, each of our leases does not prohibit the tenant from conducting adult-use cannabis operations at the applicable property, provided such operations are in compliance with applicable state and local laws. As such, our tenant may conduct adult-use cannabis operations at the property it leases from us, which in turn could expose that tenant, us and our property to different and greater risks, including heightened risks of enforcement of federal laws. For example, the voters of the Commonwealth of Massachusetts passed an initiative to legalize cannabis for adult-use in 2016, having previously voted to legalize medical-use cannabis in 2012. Massachusetts began issuing licenses to operators for the sale of adult-use cannabis in July 2018. Our existing leases at our Massachusetts properties do not prohibit our tenants from conducting adult-use cannabis cultivation, processing or dispensing that is permissible under state and local laws. Similarly, the states of California and Colorado permits licensed adult-use cannabis cultivation, processing and dispensing, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws. In addition, Michigan voters passed an initiative in November 2018 to legalize cannabis for adult-use.

See each of the discussions under Item 1A, "Risk Factors," under the captions "Many of our existing tenants are, and we expect that most of our future tenants will be, start-up businesses and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock," and "Our current real estate portfolio consists of only 13 properties and will likely continue to be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property."

Geographic Concentration

As of December 31, 2018, all of our revenues were derived from our eleven properties located in Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania. See each of the discussions under Item 1A, "Risk Factors," under the caption "Our properties are, and are expected to continue to be, geographically concentrated in states that permit medical-use cannabis cultivation, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property." The medical-use cannabis market is in its early stages, and is subject to strict regulations providing for, among other things, limited medical conditions for treatment with medical-use cannabis, limitations on the form in which medical cannabis can be consumed and enhanced registration requirements for patients and physicians, which may result in the market not growing and developing in the way that we or our tenants projected.

Our Financing Strategy

We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock, preferred stock and long-term notes. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that our stock price is at a level that allows for the reinvestment of offering proceeds in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our focus on serving the medical-use cannabis industry. Our investment guidelines initially provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors' discretion.

We have filed a shelf registration statement, which was subsequently declared effective by the SEC, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Risk Management

As of December 31, 2018, we owned eleven properties located in Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania. We will continue to attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets.

We expect that single tenants will continue to occupy our properties pursuant to triple-net lease arrangements in general and, therefore, the success of our investments will be materially dependent on the financial stability of these tenants. Our existing tenants generally are, and we expect that most of our tenants will be in the future, start-up businesses that have little or no revenue and, at least initially, will make rent payments to us from the sale proceeds of a sale-leaseback transaction with us or cash on hand. We also expect the success of our tenants, and their ability to make rent payments to us, to significantly depend on the projected growth and development of the applicable state market; as many of these state markets have a very limited history, and other state markets are still forming their regulations, issuing licenses and otherwise establishing the market framework, significant uncertainty exists as to whether these markets will develop in the way that we or our tenants project.

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

Governmental Regulation

Federal Laws Applicable to the Medical-Use Cannabis Industry

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

On January 4, 2018, U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving cannabis (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors that when determining which cannabis-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” It is unclear what impact the Sessions Memo will have on the medical-use cannabis industry, if any.

In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. A similar provision was also included in each prior Congressional omnibus spending bill since 2014. This provision, however, is currently set to expire on September 30, 2019, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants cultivate adult-use cannabis now (or may in the future) in our medical-use cannabis facilities that are permitted by such state and local laws, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively medical-use cannabis facilities, including not providing protection under the above Congressional spending provision.

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

Laws Applicable to Banking for Cannabis Industry

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

The Financial Crimes Enforcement Network ("FinCen") issued guidance in February 2014 which clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Concurrently with the FinCen guidance, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCen guidance sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses, including close monitoring of businesses to determine that they meet all of the requirements established by the DOJ, including those enumerated in the Cole Memo. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

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

Furthermore, it is unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. See “Risk Factors – Risks Relating to Regulation.”

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

Available Information

We make available to the public free of charge through our internet website our Definitive Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. Our internet website address is www.innovativeindustrialproperties.com. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

ITEM IA. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a limited operating history, and may not be able to operate our business successfully or generate sufficient cash flow to sustain distributions to our stockholders.

We completed our initial public offering and commenced real estate operations with the acquisition of our first property in December 2016, and have a limited operating history. We currently own only 13 properties. We are subject to many of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the medical-use cannabis industry, conditions in the financial markets and economic conditions.

Our current real estate portfolio consists of only 13 properties and will likely continue to be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

We currently own only 13 properties. Three of our tenants, PharmaCann (at two of our properties located in New York and Massachusetts), Holistic MD (at our Maryland property) and The Pharm (at our Arizona property), represented approximately 39%, 18% and 16%, respectively, of our rental revenues for the year ended December 31, 2018. Lease payment defaults by any of our tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Our lack of diversification also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state medical-use cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding medical-use cannabis where our properties are located, would subject us to a significant risk of loss.

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

Many of our existing tenants are, and we expect that most of our future tenants will be, start-up businesses and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock.

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

Many of our existing tenants are, and we expect that most of our future tenants will be, start-up businesses that have little or no revenue when they enter triple-net leasing arrangements with us and therefore, may be unable to pay rent with funds from operations. Many of our current tenants are not profitable and have experienced losses since inception, or have been profitable for only a short period of time. As a result, many of our current tenants have made, and we expect that most our future tenants will make, initial rent payments to us from proceeds from the sale of the property, in the case of sale-leaseback transactions, or other cash on hand.

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

In our evaluation of our existing leases with tenants at our properties, we determined to record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from tenants due to their limited operating history and the U.S. federal regulatory uncertainty surrounding the medical-use cannabis industry (see the section entitled "Critical Accounting Policies — Revenue Recognition and Accounts Receivable" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information).

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

Our current properties are located in Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania, and we expect that the properties that we acquire will be geographically concentrated in these states and other states that permit medical-use cannabis cultivation. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

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

Because our real estate investments consist of primarily industrial and greenhouse properties suitable for cultivation and production of medical-use cannabis, our rental revenues are significantly influenced by demand for these facilities generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists of industrial and greenhouse properties used in the regulated medical-use cannabis industry, we are subject to risks inherent in investments in a single industry. A decrease in the demand for medical-use cannabis cultivation facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for medical-use cannabis cultivation facilities has been and could be adversely affected by changes in current favorable state or local laws relating to cultivation and production of medical-use cannabis or any change in the federal government's current enforcement posture with respect to state-licensed cultivation of medical-use cannabis, among others. To the extent that any of these conditions occur, they are likely to affect demand and market rents for medical-use cannabis cultivation facilities, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to you. We do not currently and do not expect in the future to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our medical-use cannabis cultivation facilities.

We face significant risks associated with the development and redevelopment of properties that we acquire.

We may, from time to time, engage in development or redevelopment of properties that we acquire. Development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

•	construction costs, which may exceed our original estimates due to increases in materials, labor or other costs, which could make the project less profitable;
•	permitting or construction delays, which may result in increased project costs, as well as deferred revenue;
•	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;
•	claims for warranty, product liability and construction defects after a property has been built;
•	health and safety incidents and site accidents;
•	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;
•	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;
•	labor stoppages, slowdowns or interruptions;
•	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and
•	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

On May 31, 2018, we executed a development agreement with a subsidiary of PharmaCann for the ground-up construction of a medical-use cannabis cultivation facility at one of our Massachusetts properties, for which we have agreed to provide funding for construction of up to $15.5 million, of which approximately $9.7 million was incurred and approximately $9.5 million was funded as of December 31, 2018.

On August 2, 2018, we acquired a property in Michigan in mid-construction, for which we have agreed to provide reimbursement to the seller for completion of certain development milestones for the building and a tenant improvement allowance to the tenant totaling approximately $7.5 million, of which approximately $6.8 million was incurred and approximately $6.4 million was funded as of December 31, 2018.

In addition, as of December 31, 2018, we had remaining commitments of approximately $12.4 million to reimburse certain tenants for future tenant improvements at our properties.

Subsequent to the end of the year, on March 13, 2019, we executed a development agreement with a subsidiary of PharmaCann for the ground-up construction of a medical-use cannabis cultivation facility at our Ohio property, for which we have agreed to provide funding for construction of up to $19.3 million.

Failure to complete development or redevelopment activities on budget or on schedule may adversely affect our financial condition and results of operations and the ability of our tenants at such properties to make payments under their leases with us.

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

Historically, states that have legalized medical-use cannabis cultivation have typically required that such cultivation take place indoors. Indoor cultivation of medical-use cannabis requires significant power for growing lights and ventilation and air conditioning to remove the hot air generated by the growing lights. While outdoor cultivation is gaining acceptance in many states with favorable climates for such growth, we expect that a significant number of our properties will continue to utilize indoor cultivation methods. Any extended interruption of the power supply to our properties, particularly those using indoor cultivation methods, would likely harm our tenants' crops, which could result in their inability to make lease payments to us for our properties. Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders.

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

Our real estate investments consist of primarily industrial and greenhouse properties suitable for cultivation and production of medical-use cannabis, which may be difficult to sell or re-lease upon tenant defaults or early lease terminations, either of which would adversely affect returns to stockholders.

While our business objectives consist of principally acquiring and deriving rental income from industrial and greenhouse properties used in the regulated medical-use cannabis industry, we expect that at times we will deem it appropriate or desirable to sell or otherwise dispose of certain properties we own. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity could limit our ability to quickly dispose of properties in response to changes in regulatory, economic or other conditions. Therefore, our ability at any time to sell assets may be restricted and this lack of liquidity may limit our ability to make changes to our portfolio promptly, which could materially and adversely affect our financial performance. We cannot predict the various market conditions affecting the properties that we expect to acquire that will exist in the future. Due to the uncertainty of regulatory and market conditions which may affect the future disposition of the real estate assets we expect to acquire, we cannot assure you that we will be able to sell these assets at a profit in the future. Accordingly, the extent to which we will realize potential appreciation on the real estate investments we expect to acquire will depend upon regulatory and other market conditions. In addition, in order to maintain our REIT status, we may not be able to sell properties when we would otherwise choose to do so, due to market conditions or changes in our strategic plan.

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

While the terms of our leases with our tenants generally require property and casualty insurance, losses from disaster-type occurrences, such as earthquakes, floods and weather-related disasters, and other types of insurance, such as landlord's rental loss insurance, may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties.

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

The occurrence of cyber incidents or cyber attacks could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation.

We rely on technology to run our business, and as such we are subject to risk from cyber incidents, including cyber attacks attempting to gain unauthorized access to our systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches.  While we have implemented measures to help mitigate these threats, such measures cannot guarantee that we will be successful in preventing a cyber incident.  The occurrence of a cyber incident or cyber attack could disrupt our operations, compromise the confidential information of our employees or tenants, and/or damage our business relationships and reputation.

We cannot predict every event and circumstance that may affect our business, and therefore, the risks and uncertainties discussed herein may not be the only ones you should consider.

We are not aware of any other publicly-traded REIT that focuses on the acquisition, ownership and management of medical-use cannabis facilities. Therefore, we may encounter risks of which we are not aware at this time, which could have a material adverse impact on our business.

Risks Related to Regulation

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.

Cannabis is a Schedule I controlled substance under the CSA. Even in those jurisdictions in which the manufacture and use of cannabis has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

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

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on September 30, 2019, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located, such as in California, Colorado, Massachusetts and Michigan. Consequently, certain of our tenants currently (and additional tenants may in the future) cultivate adult-use cannabis in our medical-use cannabis facilities, as permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ's rescission of the Cole Memo, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. With the rescission of the Cole Memo, there is increased uncertainty and added risk that federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry.

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

Certain of our tenants engage in operations for the adult-use cannabis industry in addition to or in lieu of operations for the medical-use cannabis industry, and such tenants, we and our properties may be subject to additional risks associated with such adult-use cannabis operations.

Our existing leases at our properties do not, and we expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis cultivation for adult-use that is permissible under state and local laws where our facilities are located and certain of our tenants are currently engaged in operations for the adult-use cannabis industry, which may subject our tenants, us and our properties to different and greater risks, including greater prosecution risk for aiding and abetting violation of the CSA and federal laws governing money laundering. For example, the prohibition in the current omnibus spending bill that prohibits the DOJ from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws does not extend to adult-use cannabis laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our tenants to engage in adult-use cannabis operations at our properties. For example, the voters of the Commonwealth of Massachusetts passed an initiative to legalize cannabis for adult-use in 2016, having previously voted to legalize medical-use cannabis in 2012. Massachusetts began issuing licenses to operators for the sale of adult-use cannabis in July 2018. Our existing leases at our Massachusetts properties do not prohibit our tenants from conducting adult-use cannabis cultivation, processing or dispensing that is permissible under state and local laws. Similarly, the states of California and Colorado permit licensed adult-use cannabis cultivation, processing and dispensing, and our leases with tenants in California and Colorado allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws. In addition, Michigan voters passed an initiative in November 2018 to legalize cannabis for adult-use.

New laws that are adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cultivation and production of cannabis may be modified or eliminated in the future.

We have acquired and are targeting for acquisition properties that are owned by state-licensed cultivators and producers of cannabis. Relevant state or local laws may be amended or repealed, or new laws may be enacted in the future to eliminate existing laws permitting cultivation and production of cannabis. If our tenants were forced to close their operations, we would need to replace those tenants with tenants who are not engaged in the cannabis industry, who may pay significantly lower rents. Moreover, any changes in state or local laws that reduce or eliminate the ability to cultivate and produce cannabis would likely result in a high vacancy rate for the kinds of properties that we seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were specific to the cannabis industry.

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

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

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

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the U.S. Department of Justice issued a new policy directive regarding asset forfeiture, referred to as the "equitable sharing program." Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the DOJ's policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the medical-use cannabis facilities that we have acquired and intend to acquire, our investment in those properties may be lost.

We may have difficulty accessing bankruptcy courts.

As discussed above, the cannabis is illegal under federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis or cannabis related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit.

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

Risks Related to Financing Our Business

Our growth depends on external sources of capital, which may not be available on favorable terms or at all. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, including secured lending, because we acquire properties used in the cultivation and production of medical-use cannabis. If this source of funding is unavailable to us, our growth may be limited and our levered return on the properties we purchase may be lower.

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

Our Exchangeable Senior Notes and any future indebtedness reduces our cash available for distribution and may expose us to the risk of default.

Subsequent to December 31, 2018, in February 2019, we issued $143.75 million aggregate principal amount of Exchangeable Senior Notes. Payments of principal and interest on our Exchangeable Senior Notes and borrowings that we may incur in the future may leave us with insufficient cash resources to operate the properties that we expect to acquire or to pay the distributions currently contemplated or necessary to satisfy the requirements for REIT qualification. Our level of debt and the limitations imposed on us by these debt agreements could have significant material and adverse consequences, including the following:

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

In order for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). In order for us to qualify as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock, including our 9.00% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). These ownership limits and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The requirements of being a public company impose costs and demands upon our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

Complying with the reporting and other regulatory requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") is time-consuming and costly. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed additional resources and provided additional management oversight. We expect these resources and management oversight requirements to continue. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Securities

The market prices and trading volumes of our common stock and Series A Preferred Stock have been and may continue to be volatile.

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

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock and preferred stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
•	changes in government policies, regulations or laws;
•	our ability to make acquisitions on preferable terms or at all;
•	the performance of our current properties and additional properties that we acquire;
•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•	actual or anticipated accounting problems;
•	publication of research reports about us, the real estate industry or the cannabis industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we may incur in the future;
•	interest rate changes;
•	additions to or departures of our senior management team;
•	speculation in the press or investment community or negative press in general;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•	failure to maintain our qualification as a REIT;
•	refusal of securities clearing firms to accept deposits of our securities;
•	a delisting of our common stock or preferred stock from the New York Stock Exchange ("NYSE");
•	the realization of any of the other risk factors presented in this report;
•	actions by institutional stockholders;
•	price and volume fluctuations in the stock market generally; and
•	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

Market factors unrelated to our performance could also negatively impact the market price of our common stock and preferred stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock or Series A Preferred Stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in capital markets can affect the market value of our common stock or Series A Preferred Stock.

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

As of March 13, 2019, 9,806,194 shares of our common stock were issued and outstanding, and we had reserved an additional 753,806 shares of common stock for future issuance under our 2016 Omnibus Incentive Plan and 2,066,116 shares potentially issuable upon exchange of our Exchangeable Senior Notes (based on the exchange rate as of March 13, 2019). The existence of operating partnership units Exchangeable Senior Notes, shares of Series A Preferred Stock and shares of our common stock reserved for issuance under our 2016 Omnibus Incentive Plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

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

The market price of our common stock and Series A Preferred Stock could be materially and adversely affected by our level of cash distributions.

The market value of our common stock and Series A Preferred Stock is based primarily upon the market's perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or re-financings, and is secondarily based upon the real estate market value of our underlying assets. For that reason, our stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our stock. Our failure to meet the market's expectations with regard to future earnings and cash distributions likely would materially and adversely affect the market price of our common stock and Series A Preferred Stock.

Our Exchangeable Senior Notes and future offerings of debt or preferred equity securities, which may rank senior to our common stock and existing preferred stock, may materially and adversely affect the market price of our common stock.

Our Exchangeable Senior Notes rank senior to our common stock and existing preferred stock. If we decide to issue additional debt securities in the future, which would rank senior to our common stock and existing preferred stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any preferred equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and/or existing preferred stock and may result in dilution to owners of our common stock and existing preferred stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt or preferred equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock and existing preferred stock will bear the risk of our future offerings reducing the market price of our common stock and existing preferred stock and diluting the value of their stock holdings in us.

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

It is unclear at this time what impact the rescission of the Cole Memo may have on our ability to qualify as a REIT. If rescission of the Cole Memo is followed by strict enforcement of federal prohibitions regarding cannabis, the Service could seek to apply the provisions of Section 280E of the Code to our company. Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of medical-use cannabis products. If the Service were to take the position that, through our rental agreements with our state-licensed medical-use cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or for any other violations of the CSA, the Service may apply the provisions of Section 280E of the Code to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to qualify as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2018, we owned the following eleven properties, which were 100% leased with a weighted-average remaining lease term of approximately 14.7 years:

Property	Market	Closing Date	Rentable Square Feet (1)	Investment (2)
				(In thousands)
Pharm AZ	Arizona	December 15, 2017	358,000	$ 18,000	(3)
The Green Solution CO	Colorado	October 30, 2018	58,000	11,250
Ascend IL	Illinois	December 21, 2018	75,000	19,000	(4)
Holistic MD	Maryland	May 26, 2017	72,000	16,900	(5)
PharmaCann MA	Massachusetts	May 31, 2018	58,000	12,500	(6)
Holistic MA	Massachusetts	July 12, 2018	55,000	12,750
Green Peak MI	Michigan	August 2, 2018	56,000	11,900	(7)
Vireo MN	Minnesota	November 8, 2017	39,000	3,800	(8)
PharmaCann NY	New York	December 19, 2016	127,000	30,000
Vireo NY	New York	October 23, 2017	40,000	3,400	(9)
Vireo PA	Pennsylvania	April 6, 2018	89,000	8,400	(10)
Total			1,027,000	$ 147,900

(1)	Includes estimated rentable square feet at completion of construction.
(2)	Includes purchase price and development and tenant reimbursement commitments funded, if any. Excludes transaction costs.
(3)	Includes tenant improvement allowance funded of $3.0 million.
(4)	Excludes tenant improvement allowance available of $6.0 million which has not been funded.
(5)	Includes tenant improvement allowance funded of $5.9 million.
(6)	Includes construction funding of approximately $9.5 million and excludes remaining construction funding available of approximately $6.0 million.
(7)	Includes additional purchase price and tenant improvement allowance funded of $6.4 million and excludes remaining tenant improvement allowance available of $1.1 million.
(8)	Includes tenant improvement allowance funded of approximately $788,000 and excludes remaining tenant improvement allowance available of approximately $2.2 million.
(9)	Excludes tenant improvement allowance available of $3.0 million which has not been funded.
(10)	Includes tenant improvement allowance funded of approximately $2.6 million and excludes remaining tenant improvement allowance available of approximately $1.2 million.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol "IIPR." As of March 13, 2019, there were ten holders of record of our common shares. This number excludes our common shares owned by stockholders holding under nominee security position listings.

We have elected to be treated as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain (which does not equal net income as calculated in accordance with GAAP), and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income.

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

Our organizational documents permit us to make distributions from any source. If our cash available for distribution is insufficient to cover our distributions, we expect to use the proceeds from the issuance of securities, the proceeds from borrowings or other sources to pay distributions. During our initial years of operation, we expect that a portion of our distributions declared may be paid from offering proceeds, which would constitute a return of capital to our stockholders.

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

Overview

We are an internally-managed REIT focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2018, we had six full-time employees. As of December 31, 2018, we owned eleven properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 1,027,000 rentable square feet in Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania, with a weighted-average remaining lease term of approximately 14.7 years. As of December 31, 2018, we had invested an aggregate of $147.9 million (consisting of purchase price and development and tenant reimbursement commitments funded, if any, but excluding transaction costs) and had committed an additional $19.5 million to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties.

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

Rental Revenues

We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including:

•	our ability to enter into leases with increasing or market value rents for the properties that we acquire; and

•	rent collection, which primarily relates to each of our current and future tenant's financial condition and ability to make rent payments to us on time.

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

Our Qualification as a REIT

We have been organized and operate our business so as to qualify, to be taxed as a REIT for U.S. federal income tax purposes. Shares of our common stock and Series A Preferred Stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In order for us to qualify as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or Series A Preferred Stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock.

Results of Operations

During the year ended December 31, 2018, we acquired the following properties:

Property	Market	Closing Date	Rentable Square Feet (1)	Investment (2)
				(In thousands)
Vireo PA	Pennsylvania	April 6, 2018	89,000	$8,400	(3)
PharmaCann MA	Massachusetts	May 31, 2018	58,000	12,500	(4)
Holistic MA	Massachusetts	July 12, 2018	55,000	12,750
Green Peak MI	Michigan	August 2, 2018	56,000	11,900	(5)
The Green Solution CO	Colorado	October 30, 2018	58,000	11,250
Ascend IL	Illinois	December 21, 2018	75,000	19,000	(6)
Total			391,000	$75,800

(1)	Includes estimated rentable square feet at completion of construction.
(2)	Includes purchase price and development funding and tenant reimbursement commitments, if any. Excludes transaction costs.
(3)	Includes tenant improvement allowance funded of approximately $2.6 million and excludes remaining tenant improvement allowance available of approximately $1.2 million.
(4)	Includes construction funding of approximately $9.5 million and excludes remaining construction funding available of approximately $6.0 million.
(5)	Includes additional purchase price and tenant improvement allowance funded of $6.4 million and excludes remaining tenant improvement allowance available of $1.1 million.
(6)	Excludes tenant improvement allowance available of $6.0 million which has not been funded.

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth the results of our operations (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenues:
Rental	$14,342	$6,302
Tenant reimbursements	445	118
Total revenues	14,787	6,420

Expenses:
Property expenses	445	118
General and administrative expense	6,375	5,497
Severance	—	113
Depreciation expense	2,629	915
Total expenses	9,449	6,643
Income / (loss) from operations	5,338	(223)
Interest and other income	1,647	151
Net income / (loss)	6,985	(72)
Preferred stock dividend	1,352	323
Net income / (loss) attributable to common stockholders	$5,633	$(395)

Revenues.

Rental. Rental revenues for the year ended December 31, 2018 increased by approximately $8.0 million, or 128%, to approximately $14.3 million, compared to approximately $6.3 million for the year ended December 31, 2017. The increase in rental revenue was related to rent and property management fees generated from leases for properties we acquired in 2017 and 2018, as well as annual escalations of base rent on five of our leases.

Tenant Reimbursements. Tenant reimbursements related to reimbursements by tenants for property insurance premiums paid at certain properties. The increase in tenant reimbursements primarily related to properties that we acquired in 2018.

Expenses.

Property Expenses. Property expenses related to property insurance premiums at certain of our properties, which were reimbursed by the tenants. The increase in property expenses primarily related to properties that we acquired in 2018.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2018 increased by approximately $878,000, or 16%, to approximately $6.4 million, compared to $5.5 million for the year ended December 31, 2017. The increase in general and administrative expense was primarily due to higher cash compensation to employees and higher public company costs, travel and occupancy costs, partially offset by a decrease in non-cash stock-based compensation. Compensation expense for the year ended December 31, 2018 and 2017 included approximately $1.5 million and $1.7 million, respectively, of non-cash stock-based compensation.

Severance. During the year ended December 31, 2017, we incurred $113,000 in severance expense related to the cessation of employment of one of our executive officers in June 2017.

Depreciation Expense. The increase in depreciation expense was related to depreciation on properties that we acquired in 2017 and 2018, the placement into service of our property in Michigan that was previously under construction, and the placement into service of tenant improvements at certain of our properties.

Interest and Other Income. Interest and other income primarily related to interest earned on our short-term investments and cash and cash equivalents. The increase in interest and other income was due to amortization of discounts on short-term investments and higher interest bearing investments and cash balances, as a result of the net proceeds received from our Series A Preferred Stock in 2017 and common stock offerings completed in 2017 and 2018.

Preferred Stock Dividend. Preferred stock dividend relates to dividends for our Series A Preferred Stock, which we issued in October 2017.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire our target properties, pay dividends to our stockholders, fund our operations, service our Exchangeable Senior Notes and meet other general business needs.

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

In January 2018, we issued 3,220,000 shares of common stock in a public offering, including the exercise in full of the underwriters' option to purchase an additional 420,000 shares, resulting in net proceeds of approximately $79.3 million, after deducting the underwriters' discounts and commissions and offering expenses.

In October 2018, we issued 2,990,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 390,000 shares, resulting in net proceeds of approximately $113.9 million, after deducting the underwriters' discounts and commissions and offering expenses.

Subsequent to December 31, 2018, in February 2019, our Operating Partnership issued $143.75 million aggregate principal amount of Exchangeable Senior Notes, including the exercise in full of the initial purchasers' option to purchase additional Exchangeable Senior Notes, results in net proceeds of approximately $138.4 million, after deducting the initial purchasers' discounts and estimated offering expenses.

We have filed an effective shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

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

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2018 and 2017 were approximately $15.7 million and $5.0 million, respectively. Cash flows provided by operating activities were generally provided by contractual rent and security deposits from our properties, partially offset by general and administrative expenses, including higher cash compensation to employees, public company costs, travel and occupancy costs.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2018 were approximately $199.3 million, related to the purchases of properties and funding of a portion of the tenant improvement allowances, construction funding and net purchases and maturities of short-term investments.

Cash flows used in investing activities for the year ended December 31, 2017 were approximately $38.6 million, relating to the purchases of four properties in 2017 and the subsequent funding of certain tenant improvements at one of those properties.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2018 were approximately $184.9 million, primarily related to approximately $193.2 million in net proceeds from our common stock offerings completed in January and October 2018, partially offset by approximately $7.9 million in dividend payments to holders of our common stock and Series A Preferred Stock and approximately $390,000 in withholding taxes paid by us related to net share settlement of restricted stock awards that vested for certain employees.

Cash flows provided by financing activities for the year ended December 31, 2017 were approximately $12.4 million, primarily related to approximately $14.0 million in net proceeds from our Series A Preferred Stock offering completed in October 2017, partially offset by approximately $1.1 million in dividend payments to holders of our common stock, approximately $276,000 in costs incurred relating to our initial public offering and approximately $298,000 in withholding taxes paid by us related to net share settlement of restricted stock awards that vested for certain employees.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2018, we declared cash dividends on our common stock totaling $1.20 per share, and cash dividends on our Series A Preferred Stock totaling $2.25 per share. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Exchangeable Senior Notes, and make accretive new investments.

Non-GAAP Financial Information and Other Metrics

FFO and AFFO

In addition to the required GAAP presentations, we use certain non-GAAP performance measures as we believe these measures improve the understanding of our operational results. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public and thus such reported measures could change.

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation, amortization and impairment related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.”

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

Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance.  We calculate AFFO by adding to FFO certain non-cash expenses, consisting of non-cash stock-based compensation expense and severance expense.

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

The table below is a reconciliation of net income (loss) attributable to common stockholders to FFO and AFFO for the years ended December 31, 2018 and 2017 (in thousands, except share and per share amounts):

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Net income / (loss) attributable to common stockholders	$5,633	$(395)
Real estate depreciation	2,629	915
FFO available to common stockholders	$8,262	$520
Stock-based compensation	1,465	1,719
Severance	—	113
AFFO available to common stockholders	$9,727	$2,352
FFO per common share – basic	$1.16	$0.15
FFO per common share – diluted	$1.13	$0.15
AFFO per common share – basic	$1.36	$0.70
AFFO per common share – diluted	$1.34	$0.67
Weighted-average common shares outstanding – basic	7,138,952	3,375,284
Weighted-average common shares outstanding – diluted	7,285,801	3,507,145

Average Current Yield on Invested Capital

In addition, we have provided our calculation of our average current yield on invested capital, which is a measure of financial performance used by management to evaluate its current investment returns on capital invested or committed to invest in our properties. Average current yield on invested capital is not a substitute for financial results as reported in accordance with GAAP, and should not be utilized in place of such GAAP results. We believe that average current yield on invested capital is a meaningful measure because it quantifies our effectiveness in generating returns relative to the capital we have invested or have committed to invest in our properties. Our computation of average current yield on invested capital may also differ from the methodology for calculating average current yield on invested capital by other real estate companies, and, accordingly, may not be comparable to such real estate companies.

As of December 31, 2018, our average current yield on invested capital was approximately 15.3% for the eleven properties that we owned, calculated as the sum of the initial base rents, supplemental rent (with respect to the lease with PharmaCann at one of our New York properties) and property management fees (after the expiration of applicable base rent abatement periods) of approximately $25.7 million, divided by our aggregate investment in these properties of approximately $167.4 million (excluding transaction costs and including the aggregate potential tenant reimbursements of $19.5 million).

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

Upon acquisition of property, we allocate the purchase price based upon the relative fair values of all assets acquired and liabilities assumed. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred. All of our acquisitions to date have been recorded as asset acquisitions.

On a quarterly basis, we review current activities and changes in the business conditions of all of our properties prior to and subsequent to the end of each quarter to determine the existence of any triggering events or impairment indicators requiring an impairment analysis. If triggering events or impairment indicators are identified, we review an estimate of the future undiscounted cash flows for the properties, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

Long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

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

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning in 2018. See also Item 1A, "Risk Factors," under the caption "Legislative, regulatory or administrative changes could adversely affect us or our stockholders."

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

Interest Rate Risk

As of December 31, 2018, we had not issued any debt and had no debt outstanding, and were not exposed to interest rate changes.

Subsequent to December 31, 2018, in February 2019, our Operating Partnership issued $143.75 million aggregate principal amount of the Exchangeable Senior Notes, which bear interest at a fixed rate of 3.75% per annum until maturity. The Exchangeable Senior Notes were the only debt we have outstanding as of March 14, 2019. At this time, we have no plans to issue additional debt instruments. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2018 (the end of the period covered by this Annual Report).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)).  Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2018, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our principal executive officer and financial officer concluded that our internal controls, as of December 31, 2018, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference. Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading "Information Regarding the Board — Committees of the Board — Audit Committee" will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled "General — Section 16(a) Beneficial Ownership Reporting Compliance" will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.'s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules:

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.

(3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary Classifying Innovative Industrial Properties, Inc.'s 9.00% Series A Cumulative Redeemable Preferred Stock).(1)
3.2	Amended and Restated Bylaws of Innovative Industrial Properties, Inc.(2)
4.1	Form of Certificate for Common Stock.(3)
4.2	Indenture, dated as of February 21, 2019, among IIP Operating Partnership, LP, as issuer, Innovative Industrial Properties, Inc. and the subsidiaries of IIP Operating Partnership, LP, as guarantors, and GLAS Trust Company LLC, as trustee, including the Form of Note representing IIP Operating Partnership, LP's 3.75% Exchangeable Senior Notes due 2024.(4)
10.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(2)
10.2+	2016 Omnibus Incentive Plan.(2)
10.3+	Form of Restricted Stock Award Agreement for Officers.(5)
10.4+	Form of Restricted Stock Award Agreement for Directors.(5)
10.5+	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(2)
10.6+	Form of Restricted Stock Purchase Agreement dated June 15, 2016 between Innovative Industrial Properties, Inc. and the purchaser named therein.(2)
10.7+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(6)
10.8+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(6)
10.9+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(6)
10.10+	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(7)
10.11+	Director Compensation Policy.(8)
10.12	Purchase Agreement dated as of August 22, 2016 between IIP Operating Partnership, LP and PharmaCann LLC.(2)
10.13	Amendment No. 1 dated September 16, 2016 to Purchase Agreement dated as of August 22, 2016 between IIP Operating Partnership, LP and PharmaCann LLC.(2)
10.14	Amendment No. 2 dated November 23, 2016 to Purchase Agreement dated as of August 22, 2016, as amended, between IIP Operating Partnership, LP and PharmaCann LLC.(9)
10.15	Lease Agreement, dated as of December 19, 2016, between IIP-NY 1 LLC and PharmaCann LLC.(10)
10.16	Purchase and Sale Agreement and Joint Escrow Instructions dated as of May 1, 2017 between IIP Operating Partnership, LP and PGHI LLC.(11)
10.17	Lease Agreement, dated as of May 26, 2017, between IIP-MD 1 LLC and Holistic Industries LLC.(12)
10.18	First Amendment dated September 25, 2017 to Lease Agreement, dated as of May 26, 2017, between IIP-MD 1 LLC and Holistic Industries LLC.(13)
10.19	Purchase and Sale Agreement and Joint Escrow Instructions dated as of November 21, 2017 between IIP Operating Partnership, LP and Flying Dutchman Real Estate Holdings, LLC.(14)
10.20	Lease Agreement, dated as of December 15, 2017, between IIP-AZ 1 LLC and Sun Grown Solutions, LLC.(15)

10.21	Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(16)
10.22*	First Amendment dated November 13, 2018 to Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.
10.23	Development Agreement, dated as of May 31, 2018, between PharmaCannis Massachusetts Inc., IIP-MA 1 LLC and IIP Operating Partnership, LP.(16)
10.24	Lease Agreement, dated as of August 2, 2018, between IIP-MI 1 LLC and Green Peak Industries, LLC.(17)
10.25	Lease Agreement, dated as of March 13, 2019, between IIP-OH 1 LLC and PharmaCann Ohio LLC(18)
10.26	Development Agreement, dated as of March 13, 2019, between PharmaCann Ohio LLC, IIP-OH 1 LLC and IIP Operating Partnership, LP.(18)
21.1*	List of Subsidiaries of Innovative Industrial Properties, Inc.
23.1*	Consent of BDO USA, LLP.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

+ Indicates management contract or compensatory plan.

(1)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.
(4)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on February 21, 2019.
(5)	Incorporated by reference to Innovative Industrial Properties, Inc.'s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(6)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(7)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(8)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 9, 2018.
(9)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 25, 2016.
(10)	Incorporated herein by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on December 21, 2016.
(11)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2017.

(12)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 30, 2017.
(13)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 25, 2017.
(14)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 28, 2017.
(15)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on December 18, 2017.
(16)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 31, 2018.
(17)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on August 2, 2018.
(18)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2019.

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

Dated March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan Gold	Executive Chairman	March 14, 2019
Alan Gold

/s/ Gary Kreitzer	Vice Chairman	March 14, 2019
Gary Kreitzer

/s/ Paul Smithers	President, Chief Executive Officer and Director	March 14, 2019
Paul Smithers

/s/ Scott Shoemaker	Director	March 14, 2019
Scott Shoemaker

/s/ David Stecher	Director	March 14, 2019
David Stecher

INDEX TO FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Industrial Properties, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 14, 2019

Innovative Industrial Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Real estate, at cost:
Land	$20,475	$11,514
Buildings and improvements	109,425	51,315
Tenant improvements	14,732	5,901
Construction in progress	6,298	—
Total real estate, at cost	150,930	68,730
Less accumulated depreciation	(3,571)	(942)
Net real estate held for investment	147,359	67,788
Cash and cash equivalents	13,050	11,758
Short-term investments	120,443	—
Other assets, net	614	482
Total assets	$281,466	$80,028

Liabilities and stockholders’ equity
Tenant improvements and construction funding payable	$2,433	$20
Accounts payable and accrued expenses	1,968	1,062
Dividends payable	3,759	1,198
Offering cost liability	—	41
Rent received in advance and tenant security deposits	9,014	4,158
Total liabilities	17,174	6,479

Commitments and contingencies (Notes 7 and 10)

Stockholders’ equity
Preferred stock (par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at December 31, 2018 and 2017	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 9,775,800 and 3,501,147 shares issued and outstanding at December 31, 2018 and 2017, respectively	10	4
Additional paid-in-capital	250,273	64,000
Accumulated deficit	—	(4,464)
Total stockholders' equity	264,292	73,549
Total liabilities and stockholders' equity	$281,466	$80,028

See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues:
Rental	$14,342	$6,302
Tenant reimbursements	445	118
Total revenues	14,787	6,420

Expenses:
Property expenses	445	118
General and administrative expense	6,375	5,497
Severance	—	113
Depreciation expense	2,629	915
Total expenses	9,449	6,643
Income / (loss) from operations	5,338	(223)
Interest and other income	1,647	151
Net income / (loss)	6,985	(72)
Preferred stock dividend	1,352	323
Net income / (loss) attributable to common stockholders	$5,633	$(395)
Net income / (loss) attributable to common stockholders per share (Note 6):
Basic	$0.76	$(0.13)
Diluted	$0.75	$(0.13)
Weighted average shares outstanding:
Basic	7,138,952	3,375,284
Diluted	7,285,801	3,375,284

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share amounts)

	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	$—	3,416,508	$3	$64,828	$(4,392)	$60,439
Net loss	—	—	—	—	(72)	(72)
Reclassification of Class A and Class B common stock to common stock	—	*	*	—	—	—
Net proceeds from sale of preferred stock	14,009	—	—	—	—	14,009
Preferred stock dividend	—	—	—	(323)	—	(323)
Common stock dividend	—	—	—	(1,925)	—	(1,925)
Net issuance of unvested restricted stock	—	84,639	—	(298)	—	(298)
Stock based compensation	—	—	1	1,718	—	1,719
Balance, December 31, 2017	14,009	3,501,147	4	64,000	(4,464)	73,549
Net income	—	—	—	—	6,985	6,985
Net proceeds from sale of common stock	—	6,210,000	6	193,217	—	193,223
Preferred stock dividend	—	—	—	(1,014)	(338)	(1,352)
Common stock dividend	—	—	—	(7,005)	(2,183)	(9,188)
Stock based compensation	—	—	—	1,465	—	1,465
Net issuance of unvested restricted stock	—	64,653	—	(390)	—	(390)
Balance, December 31, 2018	$14,009	9,775,800	$10	$250,273	$—	$264,292

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

Innovative Industrial Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities
Net income / (loss)	$6,985	$(72)
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities
Depreciation	2,629	915
Stock-based compensation	1,465	1,719
Amortization of discounts on short-term investments	(955)	—
Changes in assets and liabilities
Other assets, net	(173)	(155)
Accounts payable and accrued expenses	886	992
Rent received in advance and tenant security deposits	4,856	1,616
Net cash provided by operating activities	15,693	5,015
Cash flows from investing activities
Purchases of investments in real estate	(57,474)	(32,734)
Reimbursements of tenant improvements and construction funding	(22,293)	(5,911)
Purchases of short-term investments	(184,988)	—
Maturities of short-term investments	65,500	—
Net cash used in investing activities	(199,255)	(38,645)
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	193,223	—
Payment of Class A common stock offering costs	—	(276)
Dividends paid to common stockholders	(6,642)	(1,050)
Dividends paid to preferred stockholders	(1,337)	—
Issuance of Series A Preferred Stock, net of offering costs	—	14,009
Taxes paid related to net share settlement of equity awards	(390)	(298)
Net cash provided by financing activities	184,854	12,385
Net increase / (decrease) in cash and cash equivalents	1,292	(21,245)
Cash and cash equivalents, beginning of year	11,758	33,003
Cash and cash equivalents, end of year	$13,050	$11,758
Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing and financing activities:

Accrual for common and preferred stock dividends declared	$3,759	$1,198
Accrual for reimbursements of tenant improvements and construction funding	2,433	20
Invoices accrued for offering costs	—	41

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

We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership.

Information with respect to rentable square footage is unaudited.

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

Provision for Impairment.  On a quarterly basis, we review current activities and changes in the business conditions of all of our properties prior to and subsequent to the end of each quarter to determine the existence of any triggering events or impairment indicators requiring an impairment analysis. If triggering events or impairment indicators are identified, we review an estimate of the future undiscounted cash flows for the properties, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

Long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. As of December 31, 2018, no impairment losses were recognized.

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

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2018 and 2017, $7.7 million and $8.9 million, respectively, were invested in short-term money market funds and certificates of deposit.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and will apply to transactions such as the sale of real estate. ASU 2014-09 is effective for years beginning after December 15, 2018 as a result of the Company’s election as an emerging growth company. The majority of our revenues related to rental income from leasing arrangements, which is excluded from ASU 2014-09. The Company does not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases - Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and is effective for the Company beginning January 1, 2020 as a result of the Company’s election as an emerging growth company. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

The Company expects to elect the practical expedients provided by Topic 842, including: the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if (i) the timing and pattern of transfer are the same for the non-lease component and associated lease component, and (ii) the lease component would be classified as an operating lease if accounted for separately.

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases. At December 31, 2018, the Company is the lessee under one office lease that would require accounting under the ROU model. Upon adoption of Topic 842 in January 2020, the ROU asset and lease liability to be recognized on the balance sheet relating to this lease is not expected to have a material impact on our consolidated financial statements.

The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback in certain circumstances, including when the seller-lessee is provided an option to purchase the property from the landlord at the tenant's option. The Company expects that this provision could change the accounting for these types of leases in the future. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company will elect the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. Upon adoption of Topic 842, the Company expects to combine tenant reimbursements with rental revenues on its Consolidated Statements of Operations. Further, the Company has historically capitalized allocated payroll cost incurred as part of the leasing process which will no longer qualify for classification as initial direct costs under Topic 842. The Company will elect the lessor practical expedient allowing the Company to continue to amortize previously capitalized initial direct cost incurred prior to the adoption and Topic 842 and does not expect a material impact to its consolidated financial statements related to the capitalization of leasing costs. Also, the Narrow-Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes.

Topic 842 provides two transition alternatives. The Company expects to apply this standard based on the prospective optional transition method, in which comparative periods will continue to be reported in accordance with Topic 840. The Company also anticipates expanded disclosures upon adoption, as the new standard requires more extensive quantitative and qualitative disclosures as compared to Topic 840 for both lessees and lessors.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for years beginning after December 15, 2020 as a result of the Company’s election as an emerging growth company with early adoption permitted. We do not expect this amendment to have an effect on our consolidated financial statements.

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

Concentration of Credit Risk. As of December 31, 2018, we owned eleven properties located in Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania.  The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. PharmaCann, LLC leases two properties from us, one in New York and one in Massachusetts, which comprised approximately 39% and 82% of rental revenues for the years ended December 31, 2018 and 2017, respectively. In addition, our tenant Holistic MD (as defined below) comprised approximately 18% and14% of rental revenues for the years ended December 31, 2018 and 2017, respectively. Furthermore, our tenant The Pharm (as defined below) comprised approximately 16% of rental revenues for the year ended December 31, 2018. At December 31, 2018, one of our properties in New York accounted for 20% of our net real estate held for investment. At December 31, 2017, one of our properties in New York, our property in Maryland and our property in Arizona accounted for 43%, 25% and 22%, respectively, of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  As of December 31, 2018, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Reclassifications. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

3. Common Stock

As of December 31, 2018, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 9,775,800 shares of common stock issued and outstanding.

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

5. Dividends

The following table describes the dividends declared by the Company during the year ended December 31, 2018 and 2017:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Payable Date	Dividend Amount
					(In thousands)
May 30, 2017	Common stock	$0.15	April 1, 2017 to June 30, 2017	July 14, 2017	$525
September 15, 2017	Common stock	$0.15	July 1, 2017 to September 30, 2017	October 13, 2017	$525
December 15, 2017	Common stock	$0.25	October 1, 2017 to December 31, 2017	January 16, 2018	$875
December 15, 2017	Series A preferred stock	$0.5375	October 19, 2017 to January 14, 2018	January 16, 2018	$323
March 15, 2018	Common stock	$0.25	January 1, 2018 to March 31, 2018	April 16, 2018	$1,696
March 15, 2018	Series A preferred stock	$0.5625	January 15, 2018 to April 14, 2018	April 16, 2018	$338
June 15, 2018	Common stock	$0.25	April 1, 2018 to June 30, 2018	July 16, 2018	$1,696
June 15, 2018	Series A preferred stock	$0.5625	April 15, 2018 to July 14, 2018	July 16, 2018	$338
September 14, 2018	Common stock	$0.35	July 1, 2018 to September 30, 2018	October 15, 2018	$2,375
September 14, 2018	Series A preferred stock	$0.5625	July 15, 2018 to October 14, 2018	October 15, 2018	$338
December 14, 2018	Common stock	$0.35	October 1, 2018 to December 31, 2018	January 15, 2019	$3,421
December 14, 2018	Series A preferred stock	$0.5625	October 15, 2018 to January 14, 2019	January 15, 2019	$338

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

Through December 31, 2018, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions to participating securities have been included in net income / (loss) attributable to common stockholders to calculate net income / (loss) per basic and diluted share. For the year ended December 31, 2017, the Company incurred a net loss and therefore had distributions in excess of earnings. As such, 106,839 of unvested restricted shares outstanding at December 31, 2017 have been excluded from the calculation of net loss per diluted share for the year ended December 31, 2017 as the impacts were anti-dilutive. Computations of net income / (loss) per basic and diluted share (in thousands, except share data) were as follows:

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Net income / (loss)	$6,985	$(72)
Preferred stock dividend	(1,352)	(323)
Distributions to participating securities	(178)	(59)
Net income / (loss) attributable to common stockholders used to compute net income / (loss) per share	$5,455	$(454)
Weighted average common shares outstanding:
Basic	7,138,952	3,375,284
Diluted	7,285,801	3,375,284
Net income / (loss) per share attributable to common stockholders:
Basic	$0.76	$(0.13)
Diluted	$0.75	$(0.13)

7. Properties

A summary of each of our properties is provided below as of December 31, 2018, and organized by state:

Arizona

Pharm AZ Property

On December 15, 2017, we completed the acquisition of a property in Arizona (the "Pharm AZ Property") comprising approximately 358,000 square feet of greenhouse and industrial space, which we purchased from a subsidiary of The Pharm, LLC ("The Pharm") for $15.0 million (excluding approximately $27,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with another subsidiary of The Pharm, as tenant for continued use as a medical cannabis cultivation and processing facility.   The lease also provides that we would fund up to $3.0 million as reimbursement for future tenant improvements at the Pharm AZ Property, which was fully funded as of December 31, 2018. As of December 31, 2018, the monthly base rent under the lease was $216,825, and subject to annual increases of 3.25% during the lease term.

Colorado

The Green Solution CO Property

On October 30, 2018, we completed the acquisition of a 58,000 square foot industrial property located in Colorado for approximately $11.3 million (excluding approximately $27,000 in transaction costs) and entered into a long-term, triple-net lease with The Green Solution, LLC for continued operation of a cannabis cultivation facility.

Illinois

Ascend IL Property

On December 21, 2018, we completed the acquisition of a 75,000 square foot industrial property located in Illinois for $19.0 million (excluding approximately $20,000 in transaction costs). Concurrent with the closing of the purchase, we entered into a long-term, triple-net lease agreement with a wholly owned subsidiary of Ascend Wellness Holdings, LLC (“Ascend”), which intends to operate the property as a medical-use cannabis cultivation and processing facility. Ascend is expected to complete additional tenant improvements for the building, for which we have agreed to provide reimbursement of up to $6.0 million, none of which was incurred or funded as of December 31, 2018. Assuming full reimbursement for the tenant improvements, our total investment in the property will be $25.0 million.

Maryland

Holistic MD Property

 On May 26, 2017, we acquired a 72,000 square foot industrial property located in Maryland (the “Holistic MD Property”), which was under development at the time of our acquisition. The initial purchase price was $8.0 million (excluding approximately $185,000 in transaction costs), with an additional $3.0 million payable to the seller upon completion of certain development milestones. Concurrent with the closing of the purchase of the Holistic MD Property, we entered into a triple-net lease agreement with Holistic Industries LLC (“Holistic MD”) for use as a medical cannabis cultivation and processing facility. The initial term of the lease is 16 years, with three options to extend the term of the lease for three additional five-year periods. Holistic MD has an option to purchase the property upon a qualifying termination event or at the end of the initial lease term and subject to certain conditions, at the option purchase price that is the greater of fair market value or a 7.5% capitalization rate derived from market rental rates for industrial properties in the relevant competitive market.

On August 1, 2017, we paid the additional $3.0 million to the seller upon the seller’s completion of the development milestones at the Holistic MD Property. On September 25, 2017, we amended our lease with Holistic MD to, among other things, rescind the $1.9 million rent reserve that we originally established for Holistic under the lease, and to reimburse up to $1.9 million of additional tenant improvements for Holistic MD, such that a total of $5.9 million is reimbursable by us to Holistic for tenant improvements. On September 28, 2017, we approved and accrued for Holistic MD's draw request for reimbursement of the full $5.9 million of tenant improvements and funded that amount on October 2, 2017. As a result, our total investment in the Holistic MD Property was approximately $16.9 million (excluding transaction costs). As of December 31, 2018 Holistic's monthly base rent was approximately $219,853, of which $193,594 is subject to annual escalations of 3.25% during the initial lease term. We also receive a property management fee under the lease equal to 1.5% of the then-current base rent throughout the initial term.

Massachusetts

PharmaCann MA Property

On May 31, 2018, we acquired a property in Massachusetts and entered into a long-term lease and development agreement with a subsidiary of PharmaCann for an approximately 26,000 square foot industrial facility and an approximately 32,000 square foot greenhouse facility on the property. The purchase price for the property was $3.0 million (excluding approximately $30,000 in transaction costs). The PharmaCann subsidiary is expected to construct the two buildings at the property, for which we have agreed to provide reimbursement of up to $15.5 million (the “Construction Funding”), of which approximately $9.7 million was incurred and approximately $9.5 million was funded as of December 31, 2018. Assuming full reimbursement for the Construction Funding, our total investment in the property will be $18.5 million. Concurrent with the closing of the purchase of the property, we entered into a long-term, triple-net lease agreement with the PharmaCann subsidiary, which intends to operate the property upon completion of development as a cannabis cultivation and processing facility.

Holistic MA Property

On July 12, 2018, we completed the acquisition of a 55,000 square foot industrial property located in Massachusetts for $12.75 million (excluding approximately $27,000 in transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a long-term, triple-net lease for the entire property with Holistic Industries, Inc. to operate a cannabis cultivation and processing facility.

Michigan

Green Peak MI Property

On August 2, 2018, we completed the acquisition of a 56,000 square foot industrial property located in Michigan for approximately $5.5 million (excluding approximately $29,000 in transaction costs). Upon the closing, we entered into a long-term, triple-net lease for the entire property with Green Peak Industries, LLC ("Green Peak”) for use as a medical cannabis cultivation and processing facility upon completion of development. We reimbursed the seller of the property approximately $5.3 million (the "Additional Purchase Price") as of December 31, 2018 for completing certain required development milestones for the building. Green Peak is also expected complete certain tenant improvements, for which we have agreed to provide reimbursement of up to $2.2 million (the "TI Allowance"), of which approximately $1.5 million was incurred and approximately $1.1 million was funded as of December 31, 2018. Green Peak also has a one-time right to request an additional tenant improvement allowance of up to $8.0 million (the "Additional TI Allowance") for additional improvements to the property, subject to satisfaction of conditions set forth in the lease. If we make available the Additional TI Allowance, the base rent shall be adjusted to reflect our total investment in the property. In addition, the term of the lease shall be automatically extended to the date that is 15 years from the date that the Additional TI Allowance is made available. If we fund the full amount of the Additional Purchase Price, the TI Allowance and the Additional TI Allowance, our total investment in the property is expected to be $21.0 million. If we do not make the Additional TI Allowance available to Green Peak, Green Peak shall have the right to purchase the property, subject to satisfaction of conditions set forth in the lease, at a price equal to the greater of (a) the appraised value of the property and (b) the value determined by dividing the then-current base rent by ten percent.

Minnesota

Vireo MN Property

On November 8, 2017, we completed the acquisition of an industrial property located in Minnesota (the “Vireo MN Property”), which we purchased from a subsidiary of Vireo Health, Inc. (“Vireo Minnesota”) for approximately $3.0 million (excluding approximately $58,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a long-term, triple-net lease with Vireo Minnesota, as tenant for use as a medical cannabis cultivation and processing facility. In December 2018, we amended our lease with Vireo Minnesota to increase our reimbursement for future tenant improvements at the Vireo MN Property from approximately $1.0 million to a total of approximately $3.0 million, which also resulted in a corresponding increase to the base rent. As of December 31, 2018, we had incurred approximately $1.6 million and funded approximately $788,000 as reimbursement for tenant improvements at this property. In connection with these tenant improvements, we increased the footprint of the Vireo MN Property to approximately 39,000 square feet.

New York

PharmaCann NY Property

On December 19, 2016, we acquired a 127,000 square foot industrial property located in New York (the “PharmaCann NY Property”), which we purchased from PharmaCann LLC (“PharmaCann”) for approximately $30.0 million (excluding approximately $75,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a triple-net lease with PharmaCann, as tenant for use as a medical cannabis cultivation and processing facility. The lease term is 15 years, with two options to extend the term of the lease for two additional five-year periods. At December 31, 2018, the base rent of the PharmaCann lease was approximately $345,658 per month, subject to annual increases at a rate based on the higher of (i) 4% or (ii) 75% of the consumer price index. The lease also provides that we receive a property management fee equal to 1.5% of the then-current base rent throughout the term, and supplemental base rent for the first five years of the term of the lease at a rate of $105,477 per month.

Vireo NY Property

On October 23, 2017, we completed the acquisition of a 40,000 square foot industrial property located in New York (the “Vireo NY Property”), which we purchased from a subsidiary of Vireo Health, Inc. (“Vireo New York”) for approximately $3.4 million (excluding approximately $60,000 in transaction costs) in a sale-leaseback transaction. Concurrent with the closing of the acquisition, we entered into a long-term, triple-net lease with Vireo New York, as tenant for use as a medical cannabis cultivation and processing facility. In December 2018, we amended our lease with Vireo New York to increase our reimbursement for future tenant improvements at the Vireo NY Property from $1.0 million to a total of $3.0 million, which also resulted in a corresponding increase to the base rent. As of December 31, 2018, we had incurred approximately $875,000 as reimbursement for tenant improvements at this property, of which no amount was funded.

Pennsylvania

Vireo PA Property

On April 6, 2018, we completed the acquisition of an 89,000 square foot industrial property located in Pennsylvania (the "Vireo PA Property") for approximately $5.8 million (excluding approximately $115,000 in transaction costs) in a sale-leaseback transaction. Upon the closing, we entered into a long-term, triple-net lease for the entire property with a subsidiary of Vireo Health, Inc. ("Vireo Pennsylvania"), for use as a medical cannabis cultivation and processing facility. In December 2018, we amended our lease with Vireo Pennsylvania to increase our reimbursement for future tenant improvements at the Vireo PA Property from approximately $2.8 million to a total of approximately $3.8 million, which also resulted in a corresponding increase to the base rent. As of December 31, 2018, we had incurred approximately $2.9 million and funded approximately $2.6 million as reimbursement for tenant improvements at this property.

Future contractual minimum rent (including base rent, supplemental base rent (for the PharmaCann NY Property) and property management fees) under the operating leases as of December 31, 2018 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2019	$25,802
2020	26,697
2021	27,503
2022	27,160
2023	28,070
Thereafter	328,333
Total	$463,565

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

At December 31, 2018 and 2017, cash equivalent instruments consisted of $7.7 million and $5.0 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, short-term investments, receivables, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments. At December 31, 2018, short-term investments of $120.4 million consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.

9. Common Stock Incentive Plan

Our board of directors adopted our 2016 Omnibus Incentive Plan (the "2016 Plan"), to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. The 2016 Plan has a term of ten years until December 5, 2026.

A summary of the activity under the 2016 Plan and related information for year ended December 31, 2018 and 2017 is included in the table below.

	Restricted Shares	Weighted- Average Date Fair Value
Balance at December 31, 2016	66,508	$17.47
Granted	115,011	$18.63
Vested	(44,308)	$18.47
Forfeited (1)	(30,372)	$18.49
Balance at December 31, 2017	106,839	$18.01
Granted	76,732	$29.72
Vested	(24,133)	$18.45
Forfeited (2)	(12,079)	$18.67
Balance at December 31, 2018	147,359	$23.98

(1)	Includes 16,792 shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

(2)	All of these shares were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $2.2 million will be recognized over a weighted-average amortization period of approximately 1.7 years as of December 31, 2018.

10. Commitments and Contingencies

Office and Equipment Leases. As of December 31, 2018, we had approximately $165,000 outstanding in commitments related to our office and equipment leases, with approximately $90,000 to be paid in 2019 and approximately $75,000 to be paid in 2020.

Construction Funding and Tenant Improvement Allowances. See Note 7.

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

11. Related Party Transactions

Private Airplane Reimbursement. Alan Gold, our executive chairman, utilizes a private airplane from time to time exclusively for company business travel purposes, which airplane is owned by an entity controlled by Mr. Gold. We reimburse Mr. Gold for the company-related use of the airplane by Mr. Gold and our other executives, including out-of-pocket operating costs, on terms we believe are comparable to those we could secure from an independent third party. As approved by our audit committee, for the year ended December 31, 2018 and 2017, we paid approximately $202,000 and $30,000, respectively, to Mr. Gold on account of such expenses.

12. Subsequent Events

On February 8, 2019, we completed the acquisition of a 43,000 square foot industrial property located in California for approximately $6.7 million (excluding transaction costs). Concurrent with the closing of the purchase, we entered into a long-term, triple-net lease agreement with an experienced operator, which intends to operate the property as a cannabis cultivation facility in accordance with California cannabis regulations upon completion of redevelopment. The seller of the property is expected to complete redevelopment of the building, for which we have agreed to provide reimbursement of up to approximately $4.8 million. Assuming full reimbursement for the redevelopment, our total investment in the property will be approximately $11.5 million.

In February 2019, our Operating Partnership issued $143.75 million of 3.75% Exchangeable Senior Notes due 2024 (the "Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase additional Notes. The Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership's subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership's option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The initial exchange rate for the Notes is 14.37298 shares of our common stock per $1,000 principal amount of Notes and the initial exchange price is approximately $69.575 per share of our common stock. The initial exchange rate and initial exchange price are subject to adjustment in certain circumstances. The Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Notes prior to maturity, but may be required to repurchase the Notes from holders under certain circumstances.

On March 12, 2019, our board of directors declared a dividend of $0.45 per share of common stock and a dividend of $0.5625 per share of Series A Preferred Stock, which are payable on April 15, 2019 to all stockholders of record as of March 29, 2019.

On March 13, 2019, we acquired a property in Ohio and entered into a long-term lease and development agreement with a subsidiary of PharmaCann for an approximately 26,000 square foot industrial facility and an approximately 32,000 square foot greenhouse facility on the property. The purchase price for the property was $700,000 (excluding transaction costs). The PharmaCann subsidiary is expected to construct the two buildings at the property, for which we have agreed to provide reimbursement of up to $19.3 million. Assuming full reimbursement for the construction, our total investment in the property will be $20.0 million.