Form 10-Q
period 2019-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2019-05-09
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11440 West Bernardo Court, Suite 220 San Diego, CA 92127	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2019 there were 9,806,194 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

MARCH 31, 2019

PART I

Item 1. Financial Statements

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Real estate, at cost:
Land	$22,563		$20,475
Buildings and improvements	123,927		109,425
Tenant improvements	18,784		14,732
Construction in progress	666		6,298
Total real estate, at cost	165,940		150,930
Less accumulated depreciation	(4,789)		(3,571)
Net real estate held for investment	161,151		147,359
Cash and cash equivalents	59,224		13,050
Short-term investments, net	197,729		120,443
Other assets, net	2,304		614
Total assets	$420,408		$281,466
Liabilities and stockholders’ equity
Exchangeable senior notes	$133,196	$	―
Tenant improvements and construction funding payable	3,201		2,433
Accounts payable and accrued expenses	1,224		1,968
Dividends payable	4,750		3,759
Rent received in advance and tenant security deposits	9,661		9,014
Total liabilities	152,032		17,174
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	14,009		14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 9,806,194 and 9,775,800 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	10		10
Additional paid-in capital	265,733		260,540
Dividends in excess of earnings	(11,376)		(10,267)
Total stockholders’ equity	268,376		264,292
Total liabilities and stockholders’ equity	$420,408		$281,466

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Rental	$6,576	$2,677
Tenant reimbursements	247	87
Total revenues	6,823	2,764
Expenses:
Property expenses	247	87
General and administrative expense	1,918	1,477
Depreciation expense	1,218	476
Total expenses	3,383	2,040
Income from operations	3,440	724
Interest income	993	221
Interest expense	(792)	—
Net income	3,641	945
Preferred stock dividend	(338)	(338)
Net income available to common stockholders	$3,303	$607
Net income available to common stockholders per share (Note 8):
Basic	$0.34	$0.10
Diluted	$0.33	$0.09
Weighted average shares outstanding:
Basic	9,664,775	5,883,610
Diluted	9,797,676	6,025,067

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands, except share amounts)

	Three Months Ended March 31, 2019
	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
Balance, December 31, 2018	$14,009	9,775,800	$10	$260,540	$(10,267)	$264,292
Net income	—	—	—	—	3,641	3,641
Equity component of exchangeable senior notes	—	—	—	5,569	—	5,569
Net issuance of unvested restricted stock	—	30,394	—	(939)	—	(939)
Preferred stock dividend	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(4,412)	(4,412)
Stock-based compensation	—	—	—	563	—	563
Balance, March 31, 2019	$14,009	9,806,194	$10	$265,733	$(11,376)	$268,376

	Three Months Ended March 31, 2018
	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
Balance, December 31, 2017	$14,009	3,501,147	$4	$66,248	$(6,712)	$73,549
Net income	—	—	—	—	945	945
Net proceeds from sale of common stock	—	3,220,000	3	79,311	—	79,314
Net issuance of unvested restricted stock	—	60,932	—	(390)	—	(390)
Preferred stock dividend	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(1,696)	(1,696)
Stock-based compensation	—	—	—	330	—	330
Balance, March 31, 2018	$14,009	6,782,079	$7	$145,499	$(7,801)	$151,714

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$3,641	$945
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,218	476
Stock-based compensation	563	330
Amortization of discounts on short-term investments	714	(93)
Amortization of debt discounts and issuance costs	208	—
Changes in assets and liabilities
Other assets, net	(89)	(213)
Accounts payable and accrued expenses	(744)	(531)
Rent received in advance and tenant security deposits	647	441
Net cash provided by operating activities	6,158	1,355
Cash flows from investing activities
Purchases of investments in real estate	(7,410)	—
Reimbursements of tenant improvements and construction funding	(6,832)	—
Deposits to escrow for acquisitions	(1,601)	—
Purchases of short-term investments	(118,500)	(48,763)
Maturities of short-term investments	40,500	—
Net cash used in investing activities	(93,843)	(48,763)
Cash flows from financing activities
Issuance of common stock, net of offering costs	—	79,314
Net proceeds from issuance of exchangeable senior notes	138,557	—
Dividends paid to common stockholders	(3,421)	(875)
Dividends paid to preferred stockholders	(338)	(323)
Taxes paid related to net share settlement of equity awards	(939)	(390)
Net cash provided by financing activities	133,859	77,726
Net increase in cash and cash equivalents	46,174	30,318
Cash and cash equivalents, beginning of period	13,050	11,758
Cash and cash equivalents, end of period	$59,224	42,076

Supplemental disclosure of cash flow information:

Accrual for reimbursements of tenant improvements and construction funding	$3,201	$—
Accrual for common and preferred stock dividends declared	4,750	2,034

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements
March 31, 2019

(Unaudited)

1. Organization

As used herein, the terms “we”, “us”, “our” or the “Company” refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership”).

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership.

2. Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Basis of Presentation.  The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements.

This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2019.

Federal Income Taxes.  We believe that we have operated our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. The income taxes recorded on our consolidated statement of income represent amounts paid for city and state income and franchise taxes and are included in general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. As of March 31, 2019, no impairment losses were recognized.

Revenue Recognition.  Our leases are and future tenant leases are expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and a property management fee. We account for our current leases as operating leases and anticipate that future leases will be accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Rental increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursements in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

We record revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to its limited operating history and the uncertain regulatory environment in the United States relating to the medical-use cannabis industry.

Future contractual minimum rent (including base rent, supplemental base rent (for one of our properties in New York) and property management fees) under the operating leases as of March 31, 2019 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2019 (nine months ending December 31)	$22,360
2020	31,114
2021	32,063
2022	31,869
2023	32,931
Thereafter	388,385
Total	$538,722

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2019, approximately $55.9 million were invested in short-term obligations of the U.S. government and money market funds. As of December 31, 2018, approximately $8.9 million were invested in short-term money market funds and certificates of deposit.

Short-Term Investments. Short-term investments consist of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months. Investments are classified as held-to-maturity and stated at amortized cost.

Exchangeable Notes. The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification requires the liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of exchangeable notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes (as defined below) as of the respective issuance dates based on our nonexchangeable debt borrowing rate. The equity component of our Exchangeable Senior Notes is reflected within additional paid-in capital on our condensed consolidated balance sheets, and the resulting debt discount is amortized over the period during which the Exchangeable Senior Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to our Exchangeable Senior Notes will increase in subsequent periods through the maturity date as the Exchangeable Senior Notes accrete to the par value over the same period.

Deferred Financing Costs. The deferred financing costs that are included as a reduction in the net book value of the related liability on our condensed consolidated balance sheets reflect issuance and other costs related to our Exchangeable Senior Notes. These costs are amortized as interest expense using the effective interest method over the life of the Exchangeable Senior Notes.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and will apply to transactions such as the sale of real estate. The Company’s adoption of ASU 2014-09 beginning on January 1, 2019 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and is expected to be effective for the Company beginning January 1, 2020 as a result of the Company’s election as an emerging growth company. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

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

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use (“ROU”) model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases. At March 31, 2019, the Company is the lessee under one office lease that would require accounting under the ROU model. Upon adoption of Topic 842 expected in January 2020, the ROU asset and lease liability to be recognized on the balance sheet relating to this lease is not expected to have a material impact on our consolidated financial statements.

The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback in certain circumstances, including when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. The Company expects that this provision could change the accounting for these types of leases in the future. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company will elect the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. Upon adoption of Topic 842, the Company expects to combine tenant reimbursements with rental revenues on its consolidated statements of income. Further, the Company has historically capitalized allocated payroll cost incurred as part of the leasing process, which will no longer qualify for classification as initial direct costs under Topic 842. The Company will elect the lessor practical expedient, allowing the Company to continue to amortize previously capitalized initial direct leasing costs incurred prior to the adoption and Topic 842 and does not expect a material impact to its consolidated financial statements related to the capitalization of leasing costs. Also, the Narrow-Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is expected to be effective for years beginning after December 15, 2020 as a result of the Company’s election as an emerging growth company with early adoption permitted. We do not expect this amendment to have an effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies or provides guidance relating to eight specific cash flow classification issues. The standard should be applied retrospectively for each period presented, as appropriate. The Company’s adoption of ASU 2016-15 beginning on January 1, 2019 did not have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“Subtopic 610-20”). A contract may involve the transfer of both nonfinancial assets and financial assets (e.g., cash and receivables). The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The Company’s adoption of ASU 2017-05 beginning on January 1, 2019 did not have a material impact on our consolidated financial statements.

Concentration of Credit Risk. As of March 31, 2019, we owned 13 properties located in Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York, Ohio and Pennsylvania. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. During the three months ended March 31, 2019, PharmaCann, LLC’s leases at one of our properties in New York and Massachusetts accounted for approximately 31% of our rental revenues. During the three months ended March 31, 2018, PharmaCann, LLC leased one of our properties in New York, which accounted for 50% of our rental revenues. In addition, the tenant at our property in Maryland accounted for 10% and 24% of our rental revenue for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, one of our properties in New York accounted for 18% and 20%, respectively, of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2019, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Reclassifications. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Common Stock

As of March 31, 2019, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 9,806,194 shares of common stock issued and outstanding.

4. Preferred Stock

As of March 31, 2019, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the three months ended March 31, 2019:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Paid Date	Dividend Amount
					(In thousands)
March 12, 2019	Common Stock	$0.45	January 1, 2019 to March 31, 2019	April 15, 2019	$4,412
March 12, 2019	Series A preferred stock	$0.5625	January 15, 2019 to April 14, 2019	April 15, 2019	$338

6. Investments in Real Estate

The Company acquired the following properties during the three months ended March 31, 2019 (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet (1)	Purchase Price	Transaction Costs	Total
Sacramento CA	California	February 8, 2019	43,000	$6,664	$35	$6,699	(2)
PharmaCann OH	Ohio	March 13, 2019	58,000	700	11	711	(3)
Total			101,000	$7,364	$46	$7,410

(1)	Includes expected rentable square feet at completion of construction.
(2)	The seller of the property is expected to complete redevelopment of the building, for which we have agreed to provide reimbursement of up to approximately $4.8 million as additional purchase price. As of March 31, 2019, we incurred approximately $2.4 million of the additional purchase price, of which we funded approximately $2.3 million.
(3)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, LLC, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $19.3 million. As of March 31, 2019, we incurred approximately $1.5 million of the development costs, of which no amounts had been funded.

Including all of our properties, during the three months ended March 31, 2019, we capitalized costs of approximately $7.6 million relating to tenant improvements and construction activities at our properties.

7. Exchangeable Senior Notes

In February 2019, our Operating Partnership issued $143.75 million of 3.75% Exchangeable Senior Notes due 2024 (the "Exchangeable Senior Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase additional Notes. The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership's subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership's option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The initial exchange rate for the Exchangeable Senior Notes is 14.37298 shares of our common stock per $1,000 principal amount of Notes and the initial exchange price is approximately $69.575 per share of our common stock. The initial exchange rate and initial exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. As of March 31, 2019, we have the intent and ability to settle the Exchangeable Senior Notes in cash.

Upon our issuance of the Exchangeable Senior Notes, we recorded an approximately $5.8 million discount based on the implied value of the exchange option and an assumed effective interest rate of 4.65%, as well as approximately $5.2 million of initial issuance costs, of which approximately $5.0 million and $200,000 were allocated to the liability and equity components, respectively, based on their relative fair values. Issuance costs allocated to the liability component are being amortized using the effective interest method and recognized as non-cash interest expense over the expected term of the Exchangeable Senior Notes.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

Three Months Ended March 31, 2019
Cash coupon	$584
Amortization of debt discount	111
Amortization of issuance costs	97
Total interest expense	$792

The following table details the carrying value of our Exchangeable Senior Notes on our condensed consolidated balance sheets (in thousands):

March 31, 2019
Principal amount	$143,750
Unamortized discount	(5,666)
Unamortized issuance costs	(4,888)
Carrying value	$133,196

Accrued interest payable for the Exchangeable Senior Notes was approximately $584,000 as of March 31, 2019.

8. Net Income Per Share

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

Through March 31, 2019, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions to participating securities for the three months ended March 31, 2019 and 2018 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares, the Company only includes the effect of the excess conversion premium in the calculation of diluted shares. For the three months ended March 31, 2019, the effect of the excess conversion premium was anti-dilutive and therefore, excluded from the calculation of diluted shares. Computations of net income per basic and diluted share (in thousands, except share data) were as follows:

	For the Three Months Ended March 31,
	2019	2018
Net income	$3,641	$945
Preferred stock dividend	(338)	(338)
Distribution to participating securities	(64)	(37)
Net income available to common stockholders used to compute net income per share	$3,239	$570

Weighted average common share outstanding:
Basic	9,664,775	5,883,610
Diluted	9,797,676	6,025,067

Net income available to common stockholders per share:
Basic	$0.34	$0.10
Diluted	$0.33	$0.09

9. Fair Value of Financial Instruments

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

The following table presents the carrying value in the condensed consolidated financial statements and approximate fair value of financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Short-term investments (1)	$197,729	$197,729	$120,443	$120,443
Exchangeable Senior Notes (2)	$133,196	$181,125	$—	$—

(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.

(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes were trading in the private market as of March 31, 2019.

At March 31, 2019, cash equivalent instruments consisted of $22.7 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, receivables, accounts payable, accrued expenses and other liabilities approximate their relative fair values due to the short-term maturities and market rates of interest of these instruments.

10. Common Stock Incentive Plan

Our board of directors adopted our 2016 Omnibus Incentive Plan (the “2016 Plan”) to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. The 2016 Plan has a term of ten years from the date it was adopted by our board of directors.

A summary of the activity under the 2016 Plan and related information is included in the table below.

	Unvested Restricted Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2018	147,359	$23.98
Granted	51,111	$52.84
Vested	(36,334)	$25.72
Forfeited (1)	(20,717)	$18.98
Balance at March 31, 2019	141,419	$34.70

(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $4.3 million will be recognized over a weighted-average amortization period of approximately 2.2 years as of March 31, 2019.

11. Commitments and Contingencies

Tenant Improvement Allowances. As of March 31, 2019, we had approximately $7.9 million of commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Funding. As of March 31 2019, we had approximately $5.2 million and $17.8 million of commitments relating to construction funding for the development of the properties in Massachusetts and Ohio, which the tenant has agreed to use commercially reasonable efforts to complete by August 31, 2019 and June 13, 2020, respectively.

Additional Purchase Price. As of March 31, 2019, we had approximately $2.4 million of commitments relating to certain development milestones for the property in California, which the seller is required to complete by September 30, 2019.

Office and Equipment Leases. As of March 31, 2019, we had approximately $143,000 outstanding in commitments related to our office and equipment leases, with approximately $68,000 to be paid in the remainder of 2019 and approximately $75,000 to be paid in 2020.

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

12. Subsequent Events

On April 16, 2019, we closed on the acquisition of a five-property portfolio in southern California, which comprises approximately 102,000 square feet of industrial space. The purchase price for the southern California portfolio was approximately $27.1 million in the aggregate (excluding transaction costs). Concurrent with the closing of the purchase, we entered into a long-term, triple-net lease at each property with a licensed operator, which intends to continue to operate the properties as licensed cannabis cultivation, manufacturing, processing and distribution facilities.

On April 24, 2019, we closed on the acquisition of a property in Pittsburgh, Pennsylvania, which comprises approximately 51,000 square feet of industrial space. The purchase price for the property was approximately $6.3 million (excluding transaction costs). Concurrent with the closing of the purchase, we entered into a long-term, triple-net lease at the property with Maitri Medicinals, LLC (“Maitri”), which intends to operate the property as a licensed medical-use cannabis cultivation and processing facility upon completion of redevelopment. Maitri is expected to complete tenant improvements for the building, for which we have agreed to provide reimbursement of up to $10 million. Assuming full reimbursement for the tenant improvements, our total investment in the property will be approximately $16.3 million (excluding transaction costs).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the medical-use cannabis industry; concentration of our portfolio of assets and limited number of tenants; our understanding of our competition and our potential tenants’ alternative financing sources; the estimated growth in and evolving market dynamics of the medical-use cannabis market; the demand for medical-use cannabis cultivation and processing facilities; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding medical-use cannabis; the additional risks that may be associated with certain of our tenants cultivating and processing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our assets; our expected leverage; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; rates of default on leases for our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company’s consolidated financial condition, results of operations and cash. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s condensed consolidated financial statements and accompanying notes.

Overview

As used herein, the terms “we”, “us”, “our” or the “Company” refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”).

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. As of March 31, 2019, we had seven full-time employees.

As of March 31, 2019, we owned 13 properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 1,128,000 rentable square feet in Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York, Ohio and Pennsylvania, with a weighted-average remaining lease term of approximately 14.3 years. As of March 31, 2019, we had invested an aggregate of $162.3 million (consisting of purchase price and development and tenant reimbursement commitments funded, if any, but excluding transaction costs) and had committed an additional $36.6 million to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties.

Emerging Growth Company

We have elected to be an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, among other things:

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

We may take advantage of the other provisions until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or December 31, 2020; or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Rental Revenues

We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including:

•	our ability to enter into leases with increasing or market value rents for the properties that we acquire; and
•	rent collection, which primarily relates to each of our tenant’s financial condition and ability to make rent payments to us on time.

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

Our Qualification as a REIT

We have been organized and operate our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes. Shares of our common stock and Series A Preferred Stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In order for us to qualify as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or Series A Preferred Stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock.

Results of Operations

We acquired the following properties during the three months ended March 31, 2019 (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet (1)	Purchase Price	Transaction Costs	Total
Sacramento CA	California	February 8, 2019	43,000	$6,664	$35	$6,699	(2)
PharmaCann OH	Ohio	March 13, 2019	58,000	700	11	711	(3)
Total			101,000	$7,364	$46	$7,410

(1)	Includes expected rentable square feet at completion of construction.
(2)	The seller of the property is expected to complete redevelopment of the building, for which we have agreed to provide reimbursement of up to approximately $4.8 million as additional purchase price. As of March 31, 2019, we incurred approximately $2.4 million of the additional purchase price, of which we funded approximately $2.3 million.
(3)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, LLC, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $19.3 million. As of March 31, 2019, we incurred approximately $1.5 million of the development costs, of which no amounts had been funded.

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Rental	$6,576	$2,677
Tenant reimbursements	247	87
Total revenues	6,823	2,764
Expenses:
Property expenses	247	87
General and administrative expense	1,918	1,477
Depreciation expense	1,218	476
Total expenses	3,383	2,040
Income from operations	3,440	724
Interest income	993	221
Interest expense	(792)	—
Net income	3,641	945
Preferred stock dividend	(338)	(338)
Net income available to common stockholders	$3,303	$607

Revenues.

Rental. Rental revenues for the three months ended March 31, 2019 increased by approximately $3.9 million, or 146%, to approximately $6.6 million, compared to approximately $2.7 million for the three months ended March 31, 2018. The increase in rental revenues was related to rent and property management fees generated from leases for properties we acquired in 2018 and 2019, as well as annual escalations of base rent on certain leases and amendments to certain leases to increase tenant improvement allowances at the properties, which resulted in corresponding increases to base rent.

Tenant Reimbursements. Tenant reimbursements related to reimbursements by tenants for property insurance premiums paid at certain properties. The increase in tenant reimbursements primarily related to properties that we acquired in 2018.

Expenses.

Property Expense. Property expense related to property insurance premiums at certain of our properties, which were reimbursed by the tenants. The increase in property expense primarily related to properties that we acquired in 2018.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2019 increased by approximately $441,000, or 30%, to approximately $1.9 million, compared to $1.5 million for the three months ended March 31, 2018. The increase in general and administrative expense was primarily due to higher cash compensation to employees and higher public company costs, travel and occupancy costs. Compensation expense for the three months ended March 31, 2019 and 2018 included approximately $563,000 and $330,000, respectively, of non-cash stock-based compensation.

Depreciation Expense. The increase in depreciation expense was related to depreciation on properties that we acquired in 2018 and the placement into service of construction and tenant improvements at certain of our properties.

Interest Income. The increase in interest income was due to higher interest bearing investments resulting from proceeds from our common stock offerings and issuance of our Exchangeable Senior Notes.

Interest Expense. Interest expense related to our Exchangeable Senior Notes issued in February 2019, including $208,000 related to the amortization of debt discount and issuance costs.

Cash Flows

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018	Change
Net cash provided by operating activities	$6,158	$1,355	$4,803
Net cash used in investing activities	(93,843)	(48,763)	(45,080)
Net cash provided by financing activities	133,859	77,726	56,133
Ending cash and cash equivalents balance	59,224	42,076	17,148

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2019 and 2018 were approximately $6.2 million and $1.4 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, partially offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2019 were approximately $93.8 million, of which approximately $14.2 million related to the purchases of investments in real estate and funding of a portion of the tenant improvement allowances and construction funding, approximately $1.6 million related to deposits to escrow for acquisitions, and approximately $78.0 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the three months ended March 31, 2018 was approximately $48.8 million relating to the purchases of short-term investments. We did not acquire any properties during the three months ended March 31, 2018.

Financing Activities

Net cash provided by financing activities of approximately $133.9 million during the three months ended March 31, 2019 was the result of approximately $138.6 million in net proceeds from the issuance of our Exchangeable Senior Notes, partially offset by dividend payments of approximately $3.8 million to common and preferred stockholders and approximately $939,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Net cash provided by financing activities of approximately $77.7 million during the three months ended March 31, 2018 was the result of approximately $79.3 million in net proceeds from the sale of 3,220,000 shares of common stock, partially offset by dividend payments of approximately $1.2 million to common and preferred stockholders and approximately $390,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire our target properties, pay dividends to our stockholders, make interest payments on our Exchangeable Senior Notes, fund our operations, and meet other general business needs.

Sources and Uses of Cash

We derive all of our revenues from the leasing of our properties, collecting rental income and operating expense reimbursements based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses and other expenses incurred related to managing our existing portfolio, service our Exchangeable Senior Notes and invest in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In February 2019, our Operating Partnership issued $143.75 million aggregate principal amount of Exchangeable Senior Notes, including the exercise in full of the initial purchasers’ option to purchase additional Exchangeable Senior Notes, resulting in net proceeds of approximately $138.6 million, after deducting the initial purchasers’ discounts and offering expenses.

We have filed a shelf registration statement which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

We expect to meet our liquidity needs through cash on hand, cash flows from operations and cash flows from sources discussed above. We believe that our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

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

Contractual Obligations

As of March 31, 2019, we had approximately $7.9 million outstanding in commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, approximately $5.2 million and $17.8 million of commitments relating to construction funding for the development of the properties in Massachusetts and Ohio, which the tenant has agreed to use commercially reasonable efforts to complete by August 31, 2019 and June 13, 2020, respectively, and approximately $2.4 million of commitments relating to certain development milestones for the property in California, which the seller is required to complete by September 30, 2019. Additionally, we had approximately $143,000 outstanding in commitments related to our office and equipment leases, with approximately $68,000 to be paid in the remainder of 2019 and approximately $75,000 to be paid in 2020.

Our Exchangeable Senior Notes require interest payment semiannually at a rate of 3.75% per annum and will mature on February 21, 2024.

Non-GAAP Financial Information and Other Metrics

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

Funds from Operations and Adjusted Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from sales of property, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.”

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of our properties without giving effect to certain significant non-cash items, primarily depreciation expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. We believe that by excluding the effect of depreciation, FFO and FFO per share can facilitate comparisons of operating performance between periods. We report FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share.

Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adding to FFO certain non-cash or infrequent or unpredictable expenses which may impact comparability, consisting of non-cash stock-based compensation expense and non-cash interest expense.

Our computation of FFO and AFFO may differ from the methodology for calculating FFO and AFFO utilized by other equity REITs and, accordingly, may not be comparable to such REITs. Further, FFO and AFFO do not represent cash flow available for management's discretionary use. FFO and AFFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO and AFFO should be considered only as supplements to net income computed in accordance with GAAP as measures of operations.

The table below is a reconciliation of net income to FFO and AFFO for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2019	2018
Net income available to common stockholders	$3,303	$607
Real estate depreciation	1,218	476

FFO available to common stockholders	4,521	1,083
Stock-based compensation	563	330
Non-cash interest expense	208	—

AFFO available to common stockholders	$5,292	$1,413
FFO per share — basic	$0.47	$0.18
FFO per share — diluted	$0.46	$0.18
AFFO per share — basic	$0.55	$0.24
AFFO per share — diluted	$0.54	$0.23

Weighted average shares outstanding — basic	9,664,775	5,883,610

Weighted average shares outstanding — diluted	9,797,676	6,025,067

As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares, the Company only includes the effect of the excess conversion premium in the calculation of diluted shares. For the three months ended March 31, 2019, the effect of the excess conversion premium was anti-dilutive and therefore, excluded from the calculation of diluted shares.

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

As of March 31, 2019, our average current yield on invested capital was approximately 15.1% for the 13 properties that we owned, calculated as the sum of the initial base rents, supplemental rent (with respect to the lease with PharmaCann, LLC at one of our New York properties) and property management fees (after the expiration of applicable base rent abatement periods) of approximately $30.0 million, divided by our aggregate investment in these properties of approximately $198.9 million (excluding transaction costs and including the aggregate potential tenant reimbursements of $36.6 million).

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

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning in 2018. This new legislation is not expected to have a material adverse effect on the Company’s business and contains several potentially favorable provisions.

Adoption of New or Revised Accounting Standards

As an “emerging growth company” under the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. An “emerging growth company” may opt out of the extended transition period for complying with new or revised accounting standards. A decision to opt out, however, is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the standard for the private company. This may make comparison of our financial statements with a public company that either is not an “emerging growth company” or is an “emerging growth company” that has opted out of using the extended transition period difficult or impossible as different or revised accounting standards may be used.

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

Interest Rate Risk

As of March 31, 2019, we had approximately $143.75 million of Exchangeable Senior Notes outstanding at a fixed interest rate, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2019 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for year ended December 31, 2018. The risks as updated below and as described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Competition for the acquisition of properties suitable for the cultivation and production of medical-use cannabis and alternative financing sources for licensed operators may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

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

By way of example, Congress has introduced several proposed bills focused on the regulated cannabis industry, including H.R. 1595, the Secure and Fair Enforcement (SAFE) Banking Act of 2019 (the “SAFE Banking Act”). If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. As a result, there may be further increased competition for the acquisition of properties that can be leased to licensed medical-use cannabis operators, and such operators may have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit
4.1	Indenture, dated as of February 21, 2019, among IIP Operating Partnership, LP, as issuer, Innovative Industrial Properties, Inc. and the subsidiaries of IIP Operating Partnership, LP, as guarantors, and GLAS Trust Company LLC, as trustee, including the Form of Note representing IIP Operating Partnership, LP’s 3.75% Exchangeable Senior Notes due 2024.(1)
10.1	First Amendment dated November 13, 2018 to Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(2)
10.2	Lease Agreement, dated as of March 13, 2019, between IIP-OH 1 LLC and PharmaCann Ohio LLC.(3)
10.3	Development Agreement, dated as of March 13, 2019, between PharmaCann Ohio LLC, IIP-OH 1 LLC and IIP Operating Partnership, LP.(3)
10.4	Multi-Party Agreement Regarding Leases and Amendment to Leases, dated as of March 13, 2019, between and among IIP-NY 1 LLC, PharmaCann LLC, IIP-MA 1 LLC, PharmaCannis Massachusetts Inc., IIP-OH 1 LLC, PharmaCann Ohio LLC and MedMen Enterprises, Inc.(3)
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 21, 2019.
(2)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2019.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2019.

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

Dated May 9, 2019

