Form 10-Q
period 2019-06-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2019-08-08
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11440 West Bernardo Court, Suite 220 San Diego, CA 92127	(858) 997-3332
(Address of principal executive offices)	(Registrant's telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share Series A Preferred Stock, par value $0.001 per share	IIPR IIPR-PA	New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2019 there were 11,304,171 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

JUNE 30, 2019

TABLE OF CONTENTS

PART I

PART II

PART I

Item 1.  Financial Statements

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Real estate, at cost:
Land	$28,493		$20,475
Buildings and improvements	183,226		109,425
Tenant improvements	27,642		14,732
Construction in progress	―		6,298
Total real estate, at cost	239,361		150,930
Less accumulated depreciation	(6,404)		(3,571)
Net real estate held for investment	232,957		147,359
Cash and cash equivalents	47,432		13,050
Restricted cash	10,022		―
Short-term investments, net	138,731		120,443
Other assets, net	1,579		614
Total assets	$430,721		$281,466
Liabilities and stockholders' equity
Exchangeable senior notes, net	$133,668	$	―
Tenant improvements and construction funding payable	8,823		2,433
Accounts payable and accrued expenses	3,583		1,968
Dividends payable	6,223		3,759
Rent received in advance and tenant security deposits	12,236		9,014
Total liabilities	164,533		17,174
Commitments and contingencies (Notes 6 and 11)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	14,009		14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 9,809,171 and 9,775,800 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	10		10
Additional paid-in capital	266,356		260,540
Dividends in excess of earnings	(14,187)		(10,267)
Total stockholders' equity	266,188		264,292
Total liabilities and stockholders' equity	$430,721		$281,466

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental	$8,280	$3,246	$14,856	$5,923
Tenant reimbursements	337	68	584	155
Total revenues	8,617	3,314	15,440	6,078
Expenses:
Property expenses	337	68	584	155
General and administrative expense	2,593	1,474	4,511	2,951
Depreciation expense	1,615	536	2,833	1,012
Total expenses	4,545	2,078	7,928	4,118
Income from operations	4,072	1,236	7,512	1,960
Interest and other income	1,172	306	2,165	527
Interest expense	(1,832)	―	(2,624)	―
Net income	3,412	1,542	7,053	2,487
Preferred stock dividend	(338)	(338)	(676)	(676)
Net income attributable to common stockholders	$3,074	$1,204	$6,377	$1,811
Net income attributable to common stockholders per share (Note 8):
Basic	$0.31	$0.18	$0.64	$0.28
Diluted	$0.30	$0.17	$0.64	$0.27
Weighted average shares outstanding:
Basic	9,667,079	6,635,651	9,665,933	6,261,708
Diluted	9,807,503	6,783,674	9,802,616	6,406,466
Dividends declared per common share	$0.60	$0.25	$1.05	$0.50

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended June 30, 2019						Three Months Ended June 30, 2018
	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders' Equity	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Dividends in Excess of Earnings	Total Stockholders' Equity
Balances at beginning of period	$14,009	9,806,194	$10	$265,733	$(11,376)	$268,376	$14,009	6,782,079	$7	$145,499	$(7,801)	$151,174
Net income	—	—	—	—	3,412	3,412	—	—	—	—	1,542	1,542
Net issuance of unvested restricted stock	—	2,977	—	—	—	—	—	3,721	—	—	—	—
Preferred stock dividend	—	—	—	—	(338)	(338)	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(5,885)	(5,885)	—	—	—	—	(1,696)	(1,696)
Stock-based compensation	—	—	—	623	—	623	—	—	—	363	—	363
Balances at end of period	$14,009	9,809,171	$10	$266,356	$(14,187)	$266,188	$14,009	6,785,800	$7	$145,862	$(8,293)	$151,585

	Six Months Ended June 30, 2019						Six Months Ended June 30, 2018
	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Dividends in Excess of Earnings	Total Stockholders' Equity	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Dividends in Excess of Earnings	Total Stockholders' Equity
Balances at beginning of period	$14,009	9,775,800	$10	$260,540	$(10,267)	$264,292	$14,009	3,501,147	$4	$66,248	$(6,712)	$73,549
Net income	—	—	—	—	7,053	7,053	—	—	—	—	2,487	2,487
Equity component of exchangeable senior notes	—	—	—	5,569	—	5,569	—	—	—	—	—	—
Net proceeds from sale of common stock	—	—	—	—	—	—	—	3,220,000	3	79,311	—	79,314
Net issuance of unvested restricted stock	—	33,371	—	(939)	—	(939)	—	64,653	—	(390)	—	(390)
Preferred stock dividend	—	—	—	—	(676)	(676)	—	—	—	—	(676)	(676)
Common stock dividend	—	—	—	—	(10,297)	(10,297)	—	—	—	—	(3,392)	(3,392)
Stock-based compensation	—	—	—	1,186	—	1,186	—	—	—	693	—	693
Balances at end of period	$14,009	9,809,171	$10	$266,356	$(14,187)	$266,188	$14,009	6,785,800	$7	$145,862	$(8,293)	$151,585

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$7,053	$2,487
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,833	1,012
Stock-based compensation	1,186	693
Amortization of discounts on short-term investments	(1,843)	(249)
Amortization of debt discounts and issuance costs	692	—
Changes in assets and liabilities
Other assets, net	(77)	(974)
Accounts payable and accrued expenses	1,551	(258)
Rent received in advance and tenant security deposits	3,222	983
Net cash provided by operating activities	14,617	3,694
Cash flows from investing activities
Purchases of investments in real estate	(62,163)	(8,908)
Reimbursements of tenant improvements and construction funding	(19,878)	(3,881)
Deposits in escrow for acquisitions	(750)	—
Purchases of short-term investments	(116,945)	(61,170)
Maturities of short-term investments	100,500	4,000
Net cash used in investing activities	(99,236)	(69,959)
Cash flows from financing activities
Issuance of common stock, net of offering costs	(74)	79,314
Net proceeds from issuance of exchangeable senior notes	138,545	—
Dividends paid to common stockholders	(7,833)	(2,571)
Dividends paid to preferred stockholders	(676)	(661)
Taxes paid related to net share settlement of equity awards	(939)	(390)
Net cash provided by financing activities	129,023	75,692
Net increase in cash, cash equivalents and restricted cash	44,404	9,427
Cash, cash equivalents and restricted cash, beginning of period	13,050	11,758
Cash, cash equivalents and restricted cash, end of period	$57,454	21,185

Supplemental disclosure of cash flow information:

Accrual for reimbursements of tenant improvements and construction funding	$8,823	$2,084
Accrual for common and preferred stock dividends declared	6,223	2,034
Accrual for stock issuance costs	64	31

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements
June 30, 2019

(Unaudited)

1. Organization

As used herein, the terms "we", "us", "our" or the "Company" refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (our "Operating Partnership").

We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

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

This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the three and six months ended June 30, 2019 and 2018.

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

Future contractual minimum rent (including base rent, supplemental base rent (for one of our properties in New York) and property management fees) under the operating leases as of June 30, 2019 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2019 (six months ending December 31)	$20,097
2020	43,644
2021	45,003
2022	45,232
2023	46,731
Thereafter	630,472
Total	$831,179

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2019, approximately $38.5 million were invested in short-term obligations of the U.S. government and money market funds. As of December 31, 2018, approximately $8.9 million were invested in short-term money market funds and certificates of deposit.

Restricted Cash. Restricted cash relates to cash held in an escrow account for the reimbursement of tenant improvements for a tenant in accordance with the lease agreement at one of our properties.

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

In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and is expected to be effective for the Company for its Annual Report on Form 10-K for the year ending December 31, 2019, as a result of the Company’s expectation that it will cease being an emerging growth company on December 31, 2019. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

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

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases. At June 30, 2019, the Company is the lessee under one office lease that would require accounting under the ROU model. Upon adoption of Topic 842, the ROU asset and lease liability to be recognized on the balance sheet relating to this lease is not expected to have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is expected to be effective for the Company on January 1, 2020, as a result of the Company’s expectation that it will cease being an emerging growth company on December 31, 2019, with early adoption permitted. We do not expect this amendment to have a material impact on our consolidated financial statements.

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

Concentration of Credit Risk. As of June 30, 2019, we owned 22 properties located in Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York, Ohio and Pennsylvania. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. During the three months and six months ended June 30, 2019, PharmaCann, LLC's leases at certain of our properties located in New York, Massachusetts and Ohio accounted for approximately 29% and 30%, respectively, of our rental revenues. During the three and six months ended June 30, 2018, PharmaCann, LLC’s leases at certain of our properties located in New York and Massachusetts accounted for approximately 41% and 45%, respectively, of our rental revenues. In addition, the tenant at our property in Maryland accounted for approximately 8% and 20% of our rental revenues for the three months ended June 30, 2019 and 2018, respectively, and approximately 9% and 22% of our rental revenues for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, one of our properties in New York accounted for approximately 12% and 20%, respectively, of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2019, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Reclassifications. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Common Stock

As of June 30, 2019, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 9,809,171 shares of common stock issued and outstanding.

In July 2019, we issued 1,495,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 195,000 shares, resulting in gross proceeds of approximately $188.4 million.

4. Preferred Stock

As of June 30, 2019, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the six months ended June 30, 2019:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Paid Date	Dividend Amount
					(In thousands)
March 12, 2019	Common Stock	$0.45	January 1, 2019 to March 31, 2019	April 15, 2019	$4,412
March 12, 2019	Series A preferred stock	$0.5625	January 15, 2019 to April 14, 2019	April 15, 2019	$338
June 14, 2019	Common Stock	$0.60	April 1, 2019 to June 30, 2019	July 15, 2019	$5,885
June 14, 2019	Series A preferred stock	$0.5625	April 15, 2019 to July 14, 2019	July 15, 2019	$338

6. Investments in Real Estate

The Company acquired the following properties during the six months ended June 30, 2019 (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet (1)	Purchase Price	Transaction Costs	Total
Sacramento CA	California	February 8, 2019	43,000	$6,664	$35	$6,699	(2)
PharmaCann OH	Ohio	March 13, 2019	58,000	700	11	711	(3)
Southern CA Portfolio	California	April 16, 2019	102,000	27,097	51	27,148
Maitri PA	Pennsylvania	April 24, 2019	51,000	6,250	234	6,484	(4)
Vireo OH	Ohio	May 14, 2019	11,000	1,018	18	1,036	(5)
Green Leaf PA	Pennsylvania	May 20, 2019	266,000	13,000	207	13,207
Emerald Growth MI	Michigan	June 7, 2019	45,000	6,860	18	6,878	(6)
Total			576,000	$61,589	$574	$62,163

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The seller of the property is expected to complete redevelopment of the building, for which we have agreed to provide reimbursement of up to approximately $4.8 million as additional purchase price. As of June 30, 2019, we incurred approximately $4.1 million of the additional purchase price, of which we funded approximately $3.7 million.
(3)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, LLC, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $19.3 million. As of June 30, 2019, we incurred approximately $8.7 million of the development costs, of which we funded approximately $5.8 million.
(4)	The tenant is expected to complete redevelopment of the building for which we have agreed to provide reimbursement of up to $10.0 million. As of June 30, 2019, no amount has been incurred.
(5)	The tenant is expected to complete redevelopment of the building for which we have agreed to provide reimbursement of up to approximately $2.6 million. As of June 30, 2019, we incurred approximately $1.4 million of the redevelopment costs, of which we funded approximately $566,000.
(6)	The tenant is expected to complete redevelopment of the building for which we have agreed to provide reimbursement of up to approximately $3.1 million. As of June 30, 2019, we incurred approximately $1.7 million of the redevelopment costs, of which no amount was funded.

In addition, in June 2019, we entered into an amendment to our lease with Green Peak Industries, LLC at one of our Michigan properties, making available an additional $18.0 million in funding for further expansion of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total investment in the property will be $31.0 million.

Including all of our properties, during the six months ended June 30, 2019, we capitalized costs of approximately $26.3 million relating to tenant improvements and construction activities at our properties.

7. Exchangeable Senior Notes

In February 2019, our Operating Partnership issued $143.75 million of 3.75% Exchangeable Senior Notes due 2024 (the "Exchangeable Senior Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase additional Notes. The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership's subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership's option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at June 30, 2019 was 14.37298 shares of our common stock per $1,000 principal amount of Notes and the exchange price at June 30, 2019 was approximately $69.575 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. As of June 30, 2019, we have the intent and ability to settle the Exchangeable Senior Notes in cash.

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

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash coupon	$1,348	$1,932
Amortization of debt discount	259	370
Amortization of issuance costs	225	322
Total interest expense	$1,832	$2,624

The following table details the carrying value of our Exchangeable Senior Notes on our condensed consolidated balance sheets (in thousands):

June 30, 2019
Principal amount	$143,750
Unamortized discount	(5,406)
Unamortized issuance costs	(4,676)
Carrying value	$133,668

Accrued interest payable for the Exchangeable Senior Notes was approximately $1.9 million as of June 30, 2019.

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

Through June 30, 2019, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions to participating securities for the three and six months ended June 30, 2019 and 2018 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess exchange premium in shares, the Company only includes the effect of the excess exchange premium in the calculation of diluted shares. For the three and six months ended June 30, 2019, the effect of the excess exchange premium was anti-dilutive and therefore, excluded from the calculation of diluted shares. Computations of net income per basic and diluted share (in thousands, except share data) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$3,412	$1,542	$7,053	$2,487
Preferred stock dividend	(338)	(338)	(676)	(676)
Distribution to participating securities	(83)	(37)	(147)	(74)
Net income attributable to common stockholders used to compute net income per share	$2,991	$1,167	$6,230	$1,737
Weighted average common share outstanding:
Basic	9,667,079	6,635,651	9,665,933	6,261,708
Diluted	9,807,503	6,783,674	9,802,616	6,406,466
Net income attributable to common stockholders per share:
Basic	$0.31	$0.18	$0.64	$0.28
Diluted	$0.30	$0.17	$0.64	$0.27

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

The following table presents the carrying value in the condensed consolidated financial statements and approximate fair value of financial instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Short-term investments (1)	$138,731	$138,731	$120,443	$120,443
Exchangeable Senior Notes (2)	$133,668	$257,313	$—	$—

(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes were trading in the private market as of June 30, 2019.

At June 30, 2019, cash equivalent instruments consisted of $15.2 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the activity under the 2016 Plan and related information is included in the table below.

	Unvested Restricted Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2018	147,359	$23.98
Granted	54,088	$54.74
Vested	(41,753)	$26.21
Forfeited (1)	(20,717)	$18.98
Balance at June 30, 2019	138,977	$36.03

(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $4.0 million will be recognized over a weighted-average amortization period of approximately 2 years as of June 30, 2019.

11. Commitments and Contingencies

Tenant Improvement Allowances. As of June 30, 2019, we had approximately $32.9 million of commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Funding. As of June 30, 2019, we had approximately $4.3 million and $10.6 million of commitments relating to construction funding for the development of certain properties in Massachusetts and Ohio, which the tenant has agreed to use commercially reasonable efforts to complete by August 31, 2019 and June 13, 2020, respectively.

Additional Purchase Price. As of June 30, 2019, we had approximately $734,000 of commitments relating to certain development milestones for a property in California, which the seller is required to complete by September 30, 2019.

Office and Equipment Leases. As of June 30, 2019, we had approximately $121,000 outstanding in commitments related to our office and equipment leases, with approximately $46,000 to be paid in the remainder of 2019 and approximately $75,000 to be paid in 2020.

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

12. Subsequent Events

Subsequent to June 30, 2019, we acquired four properties for purchase prices totaling approximately $25.1 million in the aggregate, and committed up to an additional $62.8 million in the aggregate to reimburse tenants for completion of construction and tenant improvements at these properties. This additional aggregate commitment includes our commitment to fund up to $40.0 million for redevelopment of one of our Massachusetts properties, which funding is subject to reduction at the tenant’s option within the first six months of the lease term.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company's filings and reports.

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

We are an internally-managed REIT focused on the acquisition, ownership and management of specialized properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of June 30, 2019, we had eight full-time employees.

As of June 30, 2019, we owned 22 properties located in Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York, Ohio and Pennsylvania, totaling approximately 1.7 million rentable square feet (including approximately 321,000 rentable square feet under development/redevelopment), which were 100% leased with a weighted-average remaining lease term of approximately 15.3 years. As of June 30, 2019, we had invested an aggregate of $229.4 million (consisting of purchase price, and development and tenant reimbursement commitments funded, if any, but excluding transaction costs) and had committed an additional $57.4 million to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties.

Emerging Growth Company

We have elected to be an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, among other things:

•	we are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements;

•	we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	we have elected to use an extended transition period for complying with new or revised accounting standards.

We may take advantage of the other provisions until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Based on the market value of our common stock held by non-affiliates as of June 30, 2019, we expect to cease to be an emerging growth company effective as of December 31, 2019.

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

Competitive Environment

We face competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds, hard money lenders and other real estate investors, as well as potential tenants (cannabis operators themselves), all of whom may compete with us in our efforts to acquire real estate zoned for cannabis operations. Competition from others may diminish our opportunities to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we acquire, which would adversely affect our financial results.

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

Results of Operations

We acquired the following properties during the six months ended June 30, 2019 (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet (1)	Purchase Price	Transaction Costs	Total
Sacramento CA	California	February 8, 2019	43,000	$6,664	$35	$6,699	(2)
PharmaCann OH	Ohio	March 13, 2019	58,000	700	11	711	(3)
Southern CA Portfolio	California	April 16, 2019	102,000	27,097	51	27,148
Maitri PA	Pennsylvania	April 24, 2019	51,000	6,250	234	6,484	(4)
Vireo OH	Ohio	May 14, 2019	11,000	1,018	18	1,036	(5)
Green Leaf PA	Pennsylvania	May 20, 2019	266,000	13,000	207	13,207
Emerald Growth MI	Michigan	June 7, 2019	45,000	6,860	18	6,878	(6)
Total			576,000	$61,589	$574	$62,163

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The seller of the property is expected to complete redevelopment of the building, for which we have agreed to provide reimbursement of up to approximately $4.8 million as additional purchase price. As of June 30, 2019, we incurred approximately $4.1 million of the additional purchase price, of which we funded approximately $3.7 million.
(3)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, LLC, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $19.3 million. As of June 30, 2019, we incurred approximately $8.7 million of the development costs, of which we funded approximately $5.8 million.
(4)	The tenant is expected to complete redevelopment of the building for which we have agreed to provide reimbursement of up to $10.0 million. As of June 30, 2019, no amount has been incurred.
(5)	The tenant is expected to complete redevelopment of the building for which we have agreed to provide reimbursement of up to approximately $2.6 million. As of June 30, 2019, we incurred approximately $1.4 million of the redevelopment costs, of which we funded approximately $566,000.
(6)	The tenant is expected to complete redevelopment of the building for which we have agreed to provide reimbursement of up to approximately $3.1 million. As of June 30, 2019, we incurred approximately $1.7 million of the redevelopment costs, of which no amount was funded.

In addition, in June 2019, we entered into an amendment to our lease with Green Peak Industries, LLC at one of our Michigan properties, making available an additional $18.0 million in funding for further expansion of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total investment in the property will be $31.0 million.

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental	$8,280	$3,246	$14,856	$5,923
Tenant reimbursements	337	68	584	155
Total revenues	8,617	3,314	15,440	6,078
Expenses:
Property expenses	337	68	584	155
General and administrative expense	2,593	1,474	4,511	2,951
Depreciation expense	1,615	536	2,833	1,012
Total expenses	4,545	2,078	7,928	4,118
Income from operations	4,072	1,236	7,512	1,960
Interest and other income	1,172	306	2,165	527
Interest expense	(1,832)	―	(2,624)	―
Net income	3,412	1,542	7,053	2,487
Preferred stock dividend	(338)	(338)	(676)	(676)
Net income attributable to common stockholders	$3,074	$1,204	$6,377	$1,811

Revenues.

Rental. Rental revenues for the three months ended June 30, 2019 increased by approximately $5.0 million, or 155%, to approximately $8.3 million, compared to approximately $3.2 million for the three months ended June 30, 2018. Rental revenues for the six months ended June 30, 2019 increased by approximately $8.9 million, or 151%, to approximately $14.9 million, compared to approximately $5.9 million for the six months ended June 30, 2018. The increase in rental revenues for both periods was related to rent and property management fees generated from leases for properties we acquired in 2018 and 2019, as well as annual escalations of base rent on certain leases and amendments to certain leases to increase tenant improvement allowances at the properties, which resulted in corresponding increases to base rent.

Tenant Reimbursements. Tenant reimbursements related to reimbursements by tenants for property insurance premiums and property tax paid at certain properties.

Expenses.

Property Expense. Property expense related to property insurance premiums at certain of our properties, which were reimbursed by the tenants.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2019 increased by approximately $1.1 million to approximately $2.6 million, compared to $1.5 million for the three months ended June 30, 2018. General and administrative expense for the six months ended June 30, 2019 increased by approximately $1.5 million to approximately $4.5 million, compared to $3.0 million for the six months ended June 30, 2018. The increase in general and administrative expense was primarily due to higher compensation to employees and higher public company costs, travel and occupancy costs. Compensation expense for the three and six months ended June 30, 2019 included approximately $623,000 and $1.2 million, respectively, of non-cash stock-based compensation. Compensation expense for the three and six months ended June 30, 2018 included approximately $363,000 and $693,000, respectively, of non-cash stock-based compensation.

Depreciation Expense. The increase in depreciation expense was related to depreciation on properties that we acquired and the placement into service of construction and tenant improvements at certain of our properties.

Interest and Other Income. The increase in interest and other income is primarily due to higher interest bearing investments resulting from proceeds from our common stock offerings and issuance of our Exchangeable Senior Notes.

Interest Expense. Interest expense related to our Exchangeable Senior Notes issued in February 2019.

Cash Flows

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
	2019	2018	Change
Net cash provided by operating activities	$14,617	$3,694	$10,923
Net cash used in investing activities	(99,236)	(69,959)	(29,277)
Net cash provided by financing activities	129,023	75,692	53,331
Ending cash and cash equivalents and restricted cash balance	57,454	21,185	36,269

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2019 and 2018 were approximately $14.6 million and $3.7 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, partially offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2019 were approximately $99.2 million, of which approximately $82.0 million related to the purchases of investments in real estate and funding of a portion of the tenant improvement allowances and construction funding, approximately $750,000 related to deposits to escrow for acquisitions, and approximately $16.4 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the six months ended June 30, 2018 were approximately $70.0 million, of which approximately $57.2 million related to net purchases and maturities of short-term investments and the remaining approximately $12.8 million primarily related to the purchases of investments in real estate and funding of a portion of the tenant improvement allowances and construction funding.

Financing Activities

Net cash provided by financing activities of approximately $129.1 million during the six months ended June 30, 2019 was the result of approximately $138.5 million in net proceeds from the issuance of our Exchangeable Senior Notes, partially offset by dividend payments of approximately $8.5 million to common and preferred stockholders and approximately $939,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

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

In February 2019, our Operating Partnership issued $143.75 million aggregate principal amount of Exchangeable Senior Notes, including the exercise in full of the initial purchasers' option to purchase additional Exchangeable Senior Notes, resulting in net proceeds of approximately $138.5 million, after deducting the initial purchasers' discounts and offering expenses.

In July 2019, we issued 1,495,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 195,000 shares, resulting in gross proceeds of approximately $188.4 million.

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

Contractual Obligations

As of June 30, 2019, we had approximately $32.9 million outstanding in commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, approximately $4.3 million and $10.6 million of commitments relating to construction funding for the development of the properties in Massachusetts and Ohio, which the tenant has agreed to use commercially reasonable efforts to complete by August 31, 2019 and June 13, 2020, respectively, and approximately $734,000 of commitments relating to certain development milestones for the property in California, which the seller is required to complete by September 30, 2019. Additionally, we had approximately $121,000 outstanding in commitments related to our office and equipment leases, with approximately $45,000 to be paid in the remainder of 2019 and approximately $75,000 to be paid in 2020.

Subsequent to June 30, 2019, we acquired four properties for purchase prices totaling approximately $25.1 million in the aggregate, and committed up to an additional $62.8 million in the aggregate to reimburse tenants for completion of construction and tenant improvements at these properties. This additional aggregate commitment includes our commitment to fund up to $40 million for redevelopment of one of our Massachusetts properties, which funding is subject to reduction at the tenant’s option within the first six months of the lease term.

Our Exchangeable Senior Notes require interest payments semiannually at a rate of 3.75% per annum and will mature on February 21, 2024.

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

The table below is a reconciliation of net income to FFO and AFFO for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$3,074	$1,204	$6,377	$1,811
Real estate depreciation	1,615	536	2,833	1,012
FFO available to common stockholders	4,689	1,740	9,210	2,823
Stock-based compensation	623	363	1,186	693
Non-cash interest expense	484	—	692	—
AFFO available to common stockholders	$5,796	$2,103	$11,088	$3,516
FFO per share — basic	$0.49	$0.26	$0.95	$0.45
FFO per share — diluted	$0.48	$0.26	$0.94	$0.44
AFFO per share — basic	$0.60	$0.32	$1.15	$0.56
AFFO per share — diluted	$0.59	$0.31	$1.13	$0.55
Weighted average shares outstanding — basic	9,667,079	6,635,651	9,665,933	6,261,708
Weighted average shares outstanding — diluted	9,807,503	6,783,674	9,802,616	6,406,466

As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess exchange premium in shares, the Company only includes the effect of the excess exchange premium in the calculation of diluted shares. For the three and six months ended June 30, 2019, the effect of the excess exchange premium was anti-dilutive and therefore, excluded from the calculation of diluted shares.

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

As of June 30, 2019, our average current yield on invested capital was approximately 14.7% for the 22 properties that we owned, calculated as the sum of the initial base rents (after the expiration of applicable base rent abatement or deferral periods), supplemental rent (with respect to the lease with PharmaCann, LLC at one of our New York properties) and property management fees of approximately $42.2 million, divided by our aggregate investment in these properties of approximately $286.8 million (excluding transaction costs and including the aggregate potential reimbursements to tenants and sellers for tenant improvements and development of $57.4 million).

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

Income Taxes

We have been organized to operate our business so as to qualify to be taxed as a REIT, for U.S. federal income tax purposes. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income for U.S. federal income tax purposes. As long as our dividends equal or exceed our taxable net income, we generally will not be required to pay U.S. federal income tax on such income. As we intend to maintain dividends at a level sufficient to meet the REIT distribution requirements, we will continue to evaluate whether the current levels of distribution are sufficient to do so throughout 2019.

Adoption of New or Revised Accounting Standards

As an "emerging growth company" under the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. An "emerging growth company" may opt out of the extended transition period for complying with new or revised accounting standards. A decision to opt out, however, is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the standard for the private company. This may make comparison of our financial statements with a public company that either is not an "emerging growth company" or is an "emerging growth company" that has opted out of using the extended transition period difficult or impossible as different or revised accounting standards may be used. We expect that we will cease being an emerging growth company on December 31, 2019, and, as a result, we would no longer be eligible to delay adoption of such new or revised accounting pronouncements applicable to public companies.

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

Interest Rate Risk

As of June 30, 2019, we had approximately $143.75 million of Exchangeable Senior Notes outstanding at a fixed interest rate, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our Company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2019 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for year ended December 31, 2018. The risks as updated below and as described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

We may acquire cannabis retail stores and dispensaries and enter into leases with licensed operators for those properties, which present additional risks and challenges in comparison to properties for the cultivation and production of medical-use cannabis.

We may acquire cannabis retail stores and dispensaries and enter into leases with licensed operators for those locations. Cannabis retail stores and dispensaries entail risks that could adversely impact our financial condition and results of operations, that are in addition to risks associated with regulated cannabis cultivation and processing facilities, including but not limited to:

•	the impact of the continued evolution of the retail distribution model for cannabis and customer preferences, including the impact of e-commerce and home delivery on demand for cannabis retail space;

•	negative perceptions by customers of the safety, convenience and attractiveness of cannabis dispensaries;

•	the handling of significant cash transactions and cannabis inventory at the property, which may increase security risks associated with dispensary operations;

•	local real estate conditions (such as an oversupply of, or a reduction in demand for, cannabis retail space);

•	our and our tenants’ ability to procure and maintain appropriate levels of property and casualty insurance; and

•	risks associated with data breaches through cyber attacks, cyber intrusions or otherwise that expose customer personal information at dispensaries, which may result in liability and reputational damage to our tenants and our company.

The realization of any of the risks above, among others, with respect to one or more of our properties or tenants could have a material adverse impact on our business.

Competition for the acquisition of properties suitable for the retail sale, cultivation or production of medical-use cannabis and alternative financing sources for licensed operators may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the retail sale, cultivation or production of medical-use cannabis with other entities engaged in retail, agricultural and real estate investment activities, including corporate agriculture companies, cultivators and producers of medical-use cannabis, private equity investors, and other real estate investors (including public and private REITs). We also compete as a provider of capital to medical-use cannabis operators with alternative financing sources to these companies, including both equity and debt financing alternatives. These competitors may prevent us from acquiring desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical-use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

By way of example, Congress has introduced several proposed bills focused on the regulated cannabis industry, including the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”) and the Secure and Fair Enforcement (SAFE) Banking Act of 2019 (the “SAFE Banking Act”). If it became law, the MORE Act, introduced by U.S. Senator Kamala Harris and U.S. Representative Jerrold Nadler in July 2019, would, among other things, remove cannabis as a Schedule I controlled substance under the Controlled Substances Act of 1970 and make available U.S. Small Business Administration funding for regulated cannabis operators. If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. The U.S. Senate Banking, Housing and Urban Affairs Committee met in July 2019 to discuss the SAFE Banking Act and other potential legislation to address financial services for the regulated cannabis industry. If any of the proposed bills in Congress became law, there would be further increased competition for the acquisition of properties that can be leased to licensed medical-use cannabis operators, and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.

Due to losing emerging growth company status on December 31, 2019, we are incurring substantial costs and significant demands are being placed upon management in connection with complying with non-emerging growth company requirements earlier than we had planned.

As an emerging growth company, we have benefited from certain temporary exemptions from various reporting requirements. On December 31, 2019, we expect to lose emerging growth company status due to our becoming a large accelerated filer, which has required us to significantly accelerate our compliance efforts to, for example, allow our independent registered public accounting firm to attest to the effectiveness of our internal controls as required by Section 404(b) of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the year ending December 31, 2019.

In addition, as an emerging growth company we had elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We expect that we will cease being an emerging growth company on December 31, 2019, and, as a result, we would no longer be eligible to delay adoption of such new or revised accounting pronouncements applicable to public companies.

As a result, we expect to incur significant additional costs beyond that comprehended in our 2019 financial plan, including the hiring of additional personnel and consultants. In addition to the substantial additional expenses beyond what we had planned, our management needs to devote significant time and efforts to implement and comply with the additional standards, rules and regulations that will apply to us becoming a large accelerated filer and losing our emerging growth company status, diverting such time from the day-to-day conduct of our business operations. Also, due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-emerging growth companies, such as Section 404(b) of the Sarbanes-Oxley Act, on an accelerated timeframe, the risk of our non-compliance with such standards, rules and regulations or of significant deficiencies or material weaknesses in our internal controls over financial reporting is increased.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
10.1	First Amendment dated June 13, 2019 to Lease Agreement, dated as of August 2, 2018, between IIP-MI 1 LLC and Green Peak Industries, LLC.(1)
10.2+	Director Compensation Policy.(2)
10.3*	First Amendment dated July 26, 2019 to Development Agreement, dated as of May 31, 2018, between PharmaCannis Massachusetts Inc., IIP-MA 1 LLC and IIP Operating Partnership, LP.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

+ Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on June 19, 2019.
(2)	Incorporated by reference to Innovative Industrial Properties, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2019.

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

Dated August 8, 2019