Form 10-Q
period 2019-09-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2019-11-07
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11440 West Bernardo Court, Suite 220 San Diego, CA 92127	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share Series A Preferred Stock, par value $0.001 per share	IIPR IIPR-PA	New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

As of November 7, 2019 there were 11,853,788 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

SEPTEMBER 30, 2019

TABLE OF CONTENTS

PART I

PART II

PART I

Item 1.  Financial Statements

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Real estate, at cost:
Land	$37,959		$20,475
Buildings and improvements	231,252		109,425
Tenant improvements	43,397		14,732
Construction in progress	―		6,298
Total real estate, at cost	312,608		150,930
Less accumulated depreciation	(8,625)		(3,571)
Net real estate held for investment	303,983		147,359
Cash and cash equivalents	99,917		13,050
Restricted cash	9,354		―
Short-term investments, net	208,828		120,443
Other assets, net	1,068		614
Total assets	$623,150		$281,466
Liabilities and stockholders’ equity
Exchangeable senior notes, net	$134,158	$	―
Tenant improvements and construction funding payable	12,700		2,433
Accounts payable and accrued expenses	1,044		1,968
Dividends payable	9,204		3,759
Offering cost liability	62		―
Rent received in advance and tenant security deposits	16,199		9,014
Total liabilities	173,367		17,174
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	14,009		14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 11,367,828 and 9,775,800 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	11		10
Additional paid-in capital	452,634		260,540
Dividends in excess of earnings	(16,871)		(10,267)
Total stockholders’ equity	449,783		264,292
Total liabilities and stockholders’ equity	$623,150		$281,466

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental	$11,198	$3,716	$26,054	$9,639
Tenant reimbursements	357	210	941	365
Total revenues	11,555	3,926	26,995	10,004
Expenses:
Property expenses	357	210	941	365
General and administrative expense	2,156	1,442	6,667	4,393
Depreciation expense	2,221	703	5,054	1,715
Total expenses	4,734	2,355	12,662	6,473
Income from operations	6,821	1,571	14,333	3,531
Interest and other income	1,537	261	3,702	788
Interest expense	(1,838)	―	(4,462)	―
Net income	6,520	1,832	13,573	4,319
Preferred stock dividend	(338)	(338)	(1,014)	(1,014)
Net income attributable to common stockholders	$6,182	$1,494	$12,559	$3,305
Net income attributable to common stockholders per share (Note 8):
Basic	$0.56	$0.22	$1.22	$0.50
Diluted	$0.55	$0.21	$1.20	$0.49
Weighted average shares outstanding:
Basic	10,918,477	6,636,638	10,088,036	6,388,058
Diluted	11,057,697	6,785,800	10,225,574	6,534,300

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended September 30, 2019						Three Months Ended September 30, 2018
	Series A			Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Shares of	Common	Paid-In-	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Common Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	9,809,171	$10	$266,356	$(14,187)	$266,188	$14,009	6,785,800	$7	$145,862	$(8,293)	$151,585
Net income	—	—	—	—	6,520	6,520	—	—	—	—	1,832	1,832
Net proceeds from sale of common stock	—	1,558,000	1	185,623	—	185,624	—	—	—	—	—	—
Net issuance of unvested restricted stock	—	657	—	—	—	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(338)	(338)	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(8,866)	(8,866)	—	—	—	—	(2,375)	(2,375)
Stock-based compensation	—	—	—	655	—	655	—	—	—	386	—	386
Balances at end of period	$14,009	11,367,828	$11	$452,634	$(16,871)	$449,783	$14,009	6,785,800	$7	$146,248	$(9,174)	$151,090

	Nine Months Ended September 30, 2019						Nine Months Ended September 30, 2018
	Series A			Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Shares of	Common	Paid-In	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Common Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	9,775,800	$10	$260,540	$(10,267)	$264,292	$14,009	3,501,147	$4	$66,248	$(6,712)	$73,549
Net income	—	—	—	—	13,573	13,573	—	—	—	—	4,319	4,319
Equity component of exchangeable senior notes	—	—	—	5,569	—	5,569	—	—	—	—	—	—
Net proceeds from sale of common stock	—	1,558,000	1	185,623	—	185,624	—	3,220,000	3	79,311	—	79,314
Net issuance of unvested restricted stock	—	34,028	—	(939)	—	(939)	—	64,653	—	(390)	—	(390)
Preferred stock dividend	—	—	—	—	(1,014)	(1,014)	—	—	—	—	(1,014)	(1,014)
Common stock dividend	—	—	—	—	(19,163)	(19,163)	—	—	—	—	(5,767)	(5,767)
Stock-based compensation	—	—	—	1,841	—	1,841	—	—	—	1,079	—	1,079
Balances at end of period	$14,009	11,367,828	$11	$452,634	$(16,871)	$449,783	$14,009	6,785,800	$7	$146,248	$(9,174)	$151,090

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$13,573	$4,319
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,054	1,715
Stock-based compensation	1,841	1,079
Amortization of discounts on short-term investments	(2,870)	(332)
Amortization of debt discounts and issuance costs	1,181	—
Changes in assets and liabilities
Other assets, net	46	(37)
Accounts payable and accrued expenses	(924)	97
Rent received in advance and tenant security deposits	7,185	2,710
Net cash provided by operating activities	25,086	9,551
Cash flows from investing activities
Acquisitions of real estate	(107,644)	(27,177)
Reimbursements of tenant improvements and construction funding	(43,767)	(11,120)
Deposits in escrow for acquisitions	(500)	—
Purchases of short-term investments	(249,015)	(65,151)
Maturities of short-term investments	163,500	61,500
Net cash used in investing activities	(237,426)	(41,948)
Cash flows from financing activities
Issuance of common stock, net of offering costs	185,687	79,314
Net proceeds from issuance of exchangeable senior notes	138,545	—
Dividends paid to common stockholders	(13,718)	(4,267)
Dividends paid to preferred stockholders	(1,014)	(999)
Taxes paid related to net share settlement of equity awards	(939)	(390)
Net cash provided by financing activities	308,561	73,658
Net increase in cash, cash equivalents and restricted cash	96,221	41,261
Cash, cash equivalents and restricted cash, beginning of period	13,050	11,758
Cash, cash equivalents and restricted cash, end of period	$109,271	53,019

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,056	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrual for reimbursements of tenant improvements and construction funding	$12,700	$4,341
Accrual for common and preferred stock dividends declared	9,204	2,713
Accrual for stock issuance costs	62	21

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

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

Acquisition of Real Estate Properties.  Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs are capitalized as incurred. All of our acquisitions to date were recorded as asset acquisitions.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the three and nine months ended September 30, 2019 and 2018.

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

Future contractual minimum rent (including base rent, supplemental base rent (for one of our properties in New York) and property management fees) under the operating leases as of September 30, 2019 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2019 (three months ending December 31)	$13,940
2020	58,971
2021	60,815
2022	61,528
2023	63,526
Thereafter	940,786
Total	$1,199,566

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2019, approximately $85.9 million were invested in short-term obligations of the U.S. government and money market funds. As of December 31, 2018, approximately $7.7 million were invested in short-term money market funds and certificates of deposit.

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

Exchangeable Notes. The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification requires the liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of exchangeable notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes (as defined below) as of the respective issuance dates based on our nonexchangeable debt borrowing rate with the assistance of a third party valuation specialist. The equity component of our Exchangeable Senior Notes is reflected within additional paid-in capital on our condensed consolidated balance sheets, and the resulting debt discount is amortized over the period during which the Exchangeable Senior Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to our Exchangeable Senior Notes will increase in subsequent periods through the maturity date as the Exchangeable Senior Notes accrete to the par value over the same period.

Deferred Financing Costs. The deferred financing costs that are included as a reduction in the net book value of the related liability on our condensed consolidated balance sheets reflect issuance and other costs related to our Exchangeable Senior Notes. These costs are amortized as non-cash interest expense using the effective interest method over the life of the Exchangeable Senior Notes.

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

The Company expects to elect the practical expedients provided by Topic 842, including: the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately.

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use (“ROU”) model, in which a lessee records an ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases. At September 30, 2019, the Company is the lessee under one office lease that would require accounting under the ROU model.

The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback in certain circumstances, including when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. The Company expects that this provision could change the accounting for these types of leases in the future. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company will elect the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. Upon adoption of Topic 842, the Company expects to combine tenant reimbursements with rental revenues on its consolidated statements of income. Further, the Company has historically capitalized allocated payroll cost incurred as part of the leasing process, which will no longer qualify for classification as initial direct costs under Topic 842. The Company will elect the lessor practical expedient, allowing the Company to continue to amortize previously capitalized initial direct leasing costs incurred prior to the adoption and Topic 842 and does not expect a material impact to its consolidated financial statements related to the capitalization of leasing costs. Also, the Narrow-Scope Improvements for Lessors under ASU 2018-20 allow the Company to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes.

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

Concentration of Credit Risk. As of September 30, 2019, we owned 31 properties located in Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York, Nevada, Ohio and Pennsylvania. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. During the three months and nine months ended September 30, 2019, PharmaCann LLC's (“PharmaCann”) leases at certain of our properties located in New York, Massachusetts, Ohio and Pennsylvania accounted for approximately 25% and 28%, respectively, of our rental revenues. During the three and nine months ended September 30, 2018, PharmaCann’s leases at certain of our properties located in New York and Massachusetts accounted for approximately 36% and 41%, respectively, of our rental revenues. In addition, during the three months and nine months ended September 30, 2019, Ascend Wellness Holdings, LLC’s (“AWH”) leases at certain of our properties located in Illinois and Michigan accounted for approximately 14% and 12%, respectively, of our rental revenue. The tenant at our property in Maryland accounted for approximately 6% and 18% of our rental revenues for the three months ended September 30, 2019 and 2018, respectively, and approximately 8% and 20% of our rental revenues for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, one of our properties in New York accounted for approximately 9% and 20%, respectively, of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2019, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Reclassifications. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Common Stock

As of September 30, 2019, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 11,367,828 shares of common stock issued and outstanding.

In July 2019, we issued 1,495,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 195,000 shares, resulting in net proceeds of approximately $180.1 million.

In September 2019, we entered into equity distribution agreements with three sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $250.0 million in shares of our common stock. In September 2019, we sold 63,000 shares of our common stock for net proceeds of approximately $5.6 million under the ATM Program, and paid approximately $118,000 to one sales agent as commission for such sales.

4. Preferred Stock

As of September 30, 2019, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the nine months ended September 30, 2019:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Paid Date	Dividend Amount
					(In thousands)
March 12, 2019	Common Stock	$0.45	January 1, 2019 to March 31, 2019	April 15, 2019	$4,412
March 12, 2019	Series A preferred stock	$0.5625	January 15, 2019 to April 14, 2019	April 15, 2019	$338
June 14, 2019	Common Stock	$0.60	April 1, 2019 to June 30, 2019	July 15, 2019	$5,885
June 14, 2019	Series A preferred stock	$0.5625	April 15, 2019 to July 14, 2019	July 15, 2019	$338
September 13, 2019	Common Stock	$0.78	July 1, 2019 to September 30, 2019	October 15, 2019	$8,866
September 13, 2019	Series A preferred stock	$0.5625	July 15, 2019 to October 14, 2019	October 15, 2019	$338

6. Investments in Real Estate

The Company acquired the following properties during the nine months ended September 30, 2019 (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet (1)	Initial Purchase Price	Transaction Costs	Total
Sacramento CA	California	February 8, 2019	43,000	$6,664	$35	$6,699	(2)
PharmaCann OH	Ohio	March 13, 2019	58,000	700	11	711	(3)
Southern CA Portfolio	California	April 16, 2019	102,000	27,097	51	27,148
Maitri PA	Pennsylvania	April 24, 2019	51,000	6,250	234	6,484	(4)
Vireo OH	Ohio	May 14, 2019	11,000	1,018	18	1,036	(5)
Green Leaf PA	Pennsylvania	May 20, 2019	266,000	13,000	207	13,207
Emerald Growth MI	Michigan	June 7, 2019	45,000	6,860	18	6,878	(6)
Ascend MI	Michigan	July 2, 2019	145,000	4,750	18	4,768	(7)
MJardin NV	Nevada	July 12, 2019	43,000	3,830	26	3,856	(8)
DYME CA	California	July 23, 2019	35,000	13,000	19	13,019	(9)
Trulieve MA	Massachusetts	July 26, 2019	150,000	3,500	25	3,525	(10)
PharmaCann PA	Pennsylvania	August 9, 2019	54,000	942	12	954	(11)
Vertical CA Portfolio	California	Various	79,000	17,300	32	17,332	(12)
The Pharm AZ - Retail	Arizona	September 19, 2019	2,000	2,000	27	2,027	(13)
Total			1,084,000	$106,911	$733	$107,644

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The seller of the property is expected to complete redevelopment of the property, for which we have agreed to provide reimbursement of up to approximately $4.8 million as additional purchase price. As of September 30, 2019, we incurred and funded approximately $4.7 million of the additional purchase price.
(3)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $19.3 million. As of September 30, 2019, we incurred approximately $13.2 million of the development costs, of which we funded approximately $11.9 million.
(4)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $10.0 million. As of September 30, 2019, we incurred approximately $1.7 million of the redevelopment costs, of which we funded approximately $694,000.
(5)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $2.6 million. As of September 30, 2019, we incurred approximately $2.4 million of the redevelopment costs, of which we funded approximately $2.2 million.
(6)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $3.1 million. As of September 30, 2019, we incurred approximately $2.6 million of the redevelopment costs, of which we funded approximately $2.4 million.

(7)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $15.0 million. As of September 30, 2019, we incurred approximately $261,000, of which no amount was funded.
(8)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $5.8 million. As of September 30, 2019, we incurred approximately $2.8 million of the redevelopment costs, of which we funded approximately $2.4 million.
(9)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $2.0 million. As of September 30, 2019, no amount has been incurred.
(10)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $40.0 million, which funding is subject to reduction at the tenant’s option within the first six months of the lease term. As of September 30, 2019, the tenant has not submitted any request for reimbursement.
(11)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $25.1 million. The construction funding may be increased by up to an additional $4.0 million at PharmaCann’s election within the first nine months of the lease term, subject to the satisfaction of certain conditions. As of September 30, 2019, we incurred approximately $706,000 of the development costs, of which no amount was funded.
(12)	Portfolio consists of four properties, with three properties closing on August 29, 2019 and the remaining property closing on September 11, 2019.
(13)	The tenant is expected to complete development of the property for which we have agreed to provide reimbursement of up to $500,000. As of September 30, 2019, we incurred approximately $310,000 of the development costs, of which no amount was funded.

In addition, in June 2019, we entered into an amendment to our lease with Green Peak Industries, LLC (“GPI”)at one of our Michigan properties, making available an additional $18.0 million in funding for further expansion of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be approximately $25.5 million and our total investment in the property will be $31.0 million. As of September 30, 2019, we incurred approximately $9.8 million of the redevelopment costs, of which $9.5 million was funded.

In September 2019, we entered into an amendment to our lease with a wholly owned subsidiary of AWH at one of our Illinois properties, making available an additional $8.0 million in funding for further expansion of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be $14.0 million and our total investment in the property will be $33.0 million. As of September 30, 2019, we incurred approximately $10.7 million of the redevelopment costs, of which $4.5 million was funded.

In September 2019, we entered into an amendment to our lease with Holistic Industries, Inc. (“Holistic”) at one of our Massachusetts properties, making available up to $2.0 million in reimbursement for tenant improvements at the property, which is subject to reduction at the tenant’s option before March 31, 2020. Assuming full payment of the additional funding, our total investment in the property will be approximately $14.8 million. As of September 30, 2019, no amounts have been incurred.

In September 2019, we entered into amendments to our lease and development agreement with a subsidiary of PharmaCann at one of our Massachusetts properties, making available an additional $8.0 million in construction funding for further expansion of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total construction funding will be $23.5 million and our total investment in the property will be $26.5 million. As of September 30, 2019, we incurred approximately $17.3 million of the redevelopment costs, of which $16.5 million was funded.

In September 2019, we entered into an amendment to our lease with a subsidiary of Vireo Health, Inc. at our Minnesota property, making available an additional $2.6 million in reimbursement for tenant improvements at the property. Assuming full payment of the additional funding, our total tenant improvements will be approximately $5.6 million and our total investment in the property will be $8.6 million. As of September 30, 2019, we incurred approximately $3.8 million of the redevelopment costs, of which $3.5 million was funded.

Including all of our properties, during the nine months ended September 30, 2019, we capitalized costs of approximately $54.0 million relating to tenant improvements and construction activities at our properties.

7. Exchangeable Senior Notes

In February 2019, our Operating Partnership issued $143.75 million of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”) in a private offering, including the exercise in full of the initial purchasers’ option to purchase additional Notes. The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at September 30, 2019 was 14.37298 shares of our common stock per $1,000 principal amount of Notes and the exchange price at September 30, 2019 was approximately $69.575 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. As of September 30, 2019, we have the intent and ability to settle the Exchangeable Senior Notes in cash.

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

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash coupon	$1,349	$3,281
Amortization of debt discount	262	632
Amortization of issuance costs	227	549
Total interest expense	$1,838	$4,462

The following table details the carrying value of our Exchangeable Senior Notes on our condensed consolidated balance sheets (in thousands):

September 30, 2019
Principal amount	$143,750
Unamortized discount	(5,144)
Unamortized issuance costs	(4,448)
Carrying value	$134,158

Accrued interest payable for the Exchangeable Senior Notes was approximately $225,000 as of September 30, 2019.

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

Through September 30, 2019, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions to participating securities for the three and nine months ended September 30, 2019 and 2018 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess exchange premium in shares, the Company only includes the effect of the excess exchange premium in the calculation of diluted shares. For the three and nine months ended September 30, 2019, the effect of the excess exchange premium was anti-dilutive and therefore, excluded from the calculation of diluted shares. Computations of net income per basic and diluted share (in thousands, except share data) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,520	$1,832	$13,573	$4,319
Preferred stock dividend	(338)	(338)	(1,014)	(1,014)
Distribution to participating securities	(109)	(52)	(256)	(127)
Net income attributable to common stockholders used to compute net income per share	$6,073	$1,442	$12,303	$3,178
Weighted average common share outstanding:
Basic	10,918,477	6,636,638	10,088,036	6,388,058
Diluted	11,057,697	6,785,800	10,225,574	6,534,300
Net income attributable to common stockholders per share:
Basic	$0.56	$0.22	$1.22	$0.50
Diluted	$0.55	$0.21	$1.20	$0.49

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

The following table presents the carrying value in the condensed consolidated financial statements and approximate fair value of financial instruments at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Short-term investments (1)	$208,828	$208,828	$120,443	$120,443
Exchangeable Senior Notes (2)	$134,158	$207,000	$—	$—

(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes were trading in the private market as of September 30, 2019.

At September 30, 2019, cash equivalent instruments consisted of $27.0 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, accounts payable, accrued expenses and other liabilities approximate their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the activity under the 2016 Plan and related information is included in the table below.

	Unvested Restricted Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2018	147,359	$23.98
Granted	54,745	$55.19
Vested	(41,753)	$26.21
Forfeited (1)	(20,717)	$18.98
Balance at September 30, 2019	139,634	$36.29

(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $3.4 million will be recognized over a weighted-average amortization period of approximately 1.8 years as of September 30, 2019.

11. Commitments and Contingencies

Tenant Improvement Allowances. As of September 30, 2019, we had approximately $49.0 million of commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Funding. As of September 30, 2019, we had approximately $6.2 million, $6.0 million and $24.4 million of commitments relating to construction funding for the development of certain properties in Massachusetts, Ohio and Pennsylvania, which the tenant has agreed to use commercially reasonable efforts to complete by March 31, 2020, June 13, 2020 and February 9, 2021, respectively.

Additional Purchase Price. As of September 30, 2019, we had approximately $57,000 of commitments relating to certain development milestones for a property in California, which the seller is required to complete by December 31, 2019.

Office and Equipment Leases. As of September 30, 2019, we had approximately $98,000 outstanding in commitments related to our office and equipment leases, with approximately $23,000 to be paid in the remainder of 2019 and approximately $75,000 to be paid in 2020.

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

12. Subsequent Events

In October 2019, we sold 485,300 shares of our common stock for net proceeds of approximately $41.3 million under our ATM Program.

In October 2019, we executed a lease amendment for our principal executive offices with our current landlord, pursuant to which we agreed to lease a larger space comprising approximately 6,000 rentable square feet for a term of five years and four months, with one option to extend the term of the lease for an additional five years. Subject to a base rent abatement, the initial annual base rent is approximately $228,000, subject to an annual adjustment of three percent during the initial term.

Subsequent to September 30, 2019, the Company acquired the following properties, including commitments to fund tenant improvements and construction (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet (1)	Purchase Price	Tenant Improvement and Construction Commitments	Total (2)
LivWell MI	Michigan	October 9, 2019	156,000	$19,000	$23,000	$42,000
Cresco IL Portfolio	Illinois	October 22, 2019	90,000	$32,800	$13,750	$46,550	(3)
Trulieve FL	Florida	October 23, 2019	120,000	$17,000	$—	$17,000
GPI MI - Retail Portfolio	Michigan	Various	27,000	$7,775	$1,245	$9,020	(4)
PharmaCann IL	Illinois	October 30, 2019	66,000	$18,000	$7,000	$25,000	(5)
Grassroots IL	Illinois	October 30, 2019	120,000	$10,500	$—	$10,500	(6)
Total			579,000	$105,075	$44,995	$150,070

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	Excludes transaction costs.
(3)	Includes two properties comprising approximately 39,000 and 51,000 rentable square feet.
(4)	Portfolio consists of four properties, with one property closing on October 25, 2019 and the remaining three properties closing on November 4, 2019.
(5)	Tenant improvements include funding for the construction of an approximately 18,000 square foot expansion.
(6)	Tenant improvements exclude funding for the construction of an approximately 50,000 square foot expansion of approximately $10.7 million and $7.0 million, which are subject to reduction at the tenant’s option before April 30, 2020 and July 30, 2020, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report.  In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of September 30, 2019, we had eleven full-time employees.

As of September 30, 2019, we owned 31 properties located in Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New York, Ohio and Pennsylvania, totaling approximately 2.2 million rentable square feet (including approximately 687,000 rentable square feet under development/redevelopment), which were 100% leased with a weighted-average remaining lease term of approximately 16.0 years. As of September 30, 2019, we had invested an aggregate of $298.7 million (consisting of purchase price, and development and tenant reimbursement commitments funded, if any, but excluding transaction costs) and had committed an additional $100.4 million to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties.

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

Results of Operations

We acquired the following properties during the nine months ended September 30, 2019 (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet (1)	Initial Purchase Price	Transaction Costs	Total
Sacramento CA	California	February 8, 2019	43,000	$6,664	$35	$6,699	(2)
PharmaCann OH	Ohio	March 13, 2019	58,000	700	11	711	(3)
Southern CA Portfolio	California	April 16, 2019	102,000	27,097	51	27,148
Maitri PA	Pennsylvania	April 24, 2019	51,000	6,250	234	6,484	(4)
Vireo OH	Ohio	May 14, 2019	11,000	1,018	18	1,036	(5)
Green Leaf PA	Pennsylvania	May 20, 2019	266,000	13,000	207	13,207
Emerald Growth MI	Michigan	June 7, 2019	45,000	6,860	18	6,878	(6)
Ascend MI	Michigan	July 2, 2019	145,000	4,750	18	4,768	(7)
MJardin NV	Nevada	July 12, 2019	43,000	3,830	26	3,856	(8)
DYME CA	California	July 23, 2019	35,000	13,000	19	13,019	(9)
Trulieve MA	Massachusetts	July 26, 2019	150,000	3,500	25	3,525	(10)
PharmaCann PA	Pennsylvania	August 9, 2019	54,000	942	12	954	(11)
Vertical CA Portfolio	California	Various	79,000	17,300	32	17,332	(12)
The Pharm AZ – Retail	Arizona	September 19, 2019	2,000	2,000	27	2,027	(13)
Total			1,084,000	$106,911	$733	$107,644

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The seller of the property is expected to complete redevelopment of the property, for which we have agreed to provide reimbursement of up to approximately $4.8 million as additional purchase price. As of September 30, 2019, we incurred and funded approximately $4.7 million of the additional purchase price.
(3)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $19.3 million. As of September 30, 2019, we incurred approximately $13.2 million of the development costs, of which we funded approximately $11.9 million.
(4)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $10.0 million. As of September 30, 2019, we incurred approximately $1.7 million of the redevelopment costs, of which we funded approximately $694,000.
(5)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $2.6 million. As of September 30, 2019, we incurred approximately $2.4 million of the redevelopment costs, of which we funded approximately $2.2 million.
(6)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $3.1 million. As of September 30, 2019, we incurred approximately $2.6 million of the redevelopment costs, of which we funded approximately $2.4 million.
(7)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $15.0 million. As of September 30, 2019, we incurred approximately $261,000, of which no amount was funded.
(8)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $5.8 million. As of September 30, 2019, we incurred approximately $2.8 million of the redevelopment costs, of which we funded approximately $2.4 million.
(9)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $2.0 million. As of September 30, 2019, no amount has been incurred.
(10)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $40.0 million, which funding is subject to reduction at the tenant’s option within the first six months of the lease term. As of September 30, 2019, the tenant has not submitted any request for reimbursement.

(11)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $25.1 million. The construction funding may be increased by up to an additional $4.0 million at PharmaCann’s election within the first nine months of the lease term, subject to the satisfaction of certain conditions. As of September 30, 2019, we incurred approximately $706,000 of the development costs, of which no amount was funded.
(12)	Portfolio consists of four properties, with three properties closing on August 29, 2019 and the remaining property closing on September 11, 2019.
(13)	The tenant is expected to complete development of the property for which we have agreed to provide reimbursement of up to $500,000. As of September 30, 2019, we incurred approximately $310,000 of the development costs, of which no amount was funded.

In addition, in June 2019, we entered into an amendment to our lease with GPI at one of our Michigan properties, making available an additional $18.0 million in funding for further expansion of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be approximately $25.5 million and our total investment in the property will be $31.0 million. As of September 30, 2019, we incurred approximately $9.8 million of the redevelopment costs, of which $9.5 million was funded.

In September 2019, we entered into an amendment to our lease with a wholly owned subsidiary of AWH at one of our Illinois properties, making available an additional $8.0 million in funding for further expansion of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be $14.0 million and our total investment in the property will be $33.0 million. As of September 30, 2019, we incurred approximately $10.7 million of the redevelopment costs, of which $4.5 million was funded.

In September 2019, we entered into an amendment to our lease with Holistic at one of our Massachusetts properties, making available up to $2.0 million in reimbursement for tenant improvements at the property, which is subject to reduction at the tenant’s option before March 31, 2020. Assuming full payment of the additional funding, our total investment in the property will be approximately $14.8 million. As of September 30, 2019, no amounts have been incurred.

In September 2019, we entered into amendments to our lease and development agreement with a subsidiary of PharmaCann at one of our Massachusetts properties, making available an additional $8.0 million in construction funding for further expansion of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total construction funding will be $23.5 million and our total investment in the property will be $26.5 million. As of September 30, 2019, we incurred approximately $17.3 million of the redevelopment costs, of which $16.5 million was funded.

In September 2019, we entered into an amendment to our lease with a subsidiary of Vireo Health, Inc. at our Minnesota property, making available an additional $2.6 million in reimbursement for tenant improvements at the property. Assuming full payment of the additional funding, our total tenant improvements will be approximately $5.6 million and our total investment in the property will be $8.6 million. As of September 30, 2019, we incurred approximately $3.8 million of the redevelopment costs, of which $3.5 million was funded.

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental	$11,198	$3,716	$26,054	$9,639
Tenant reimbursements	357	210	941	365
Total revenues	11,555	3,926	26,995	10,004
Expenses:
Property expenses	357	210	941	365
General and administrative expense	2,156	1,442	6,667	4,393
Depreciation expense	2,221	703	5,054	1,715
Total expenses	4,734	2,355	12,662	6,473
Income from operations	6,821	1,571	14,333	3,531
Interest and other income	1,537	261	3,702	788
Interest expense	(1,838)	―	(4,462)	―
Net income	6,520	1,832	13,573	4,319
Preferred stock dividend	(338)	(338)	(1,014)	(1,014)
Net income attributable to common stockholders	$6,182	$1,494	$12,559	$3,305

Revenues.

Rental. Rental revenues for the three months ended September 30, 2019 increased by approximately $7.5 million, or 201%, to approximately $11.2 million, compared to approximately $3.7 million for the three months ended September 30, 2018. Rental revenues for the nine months ended September 30, 2019 increased by approximately $16.4 million, or 170%, to approximately $26.1 million, compared to approximately $9.6 million for the nine months ended September 30, 2018. The increase in rental revenues for both periods was related to rent and property management fees generated from leases for properties we acquired in 2018 and 2019, as well as annual escalations of base rent on certain leases and amendments to certain leases to increase tenant improvement allowances at the properties, which resulted in corresponding increases to base rent.

Tenant Reimbursements. Tenant reimbursements related to reimbursements by tenants for property insurance premiums and property tax paid at certain properties.

Expenses.

Property Expense. Property expense related to property insurance premiums and property tax paid at certain of our properties, which were reimbursed by the tenants.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2019 increased by approximately $714,000 to approximately $2.2 million, compared to $1.4 million for the three months ended September 30, 2018. General and administrative expense for the nine months ended September 30, 2019 increased by approximately $2.3 million to approximately $6.7 million, compared to $4.4 million for the nine months ended September 30, 2018. The increase in general and administrative expense was primarily due to higher compensation to employees, the hiring of additional employees and higher public company costs, travel and occupancy costs. Compensation expense for the three and nine months ended September 30, 2019 included approximately $655,000 and $1.8 million, respectively, of non-cash stock-based compensation. Compensation expense for the three and nine months ended September 30, 2018 included approximately $386,000 and $1.1 million, respectively, of non-cash stock-based compensation.

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

Interest Expense. Interest expense related to our Exchangeable Senior Notes issued in February 2019.

Cash Flows

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
	2019	2018	Change
Net cash provided by operating activities	$25,086	$9,551	$15,535
Net cash used in investing activities	(237,426)	(41,948)	(195,478)
Net cash provided by financing activities	308,561	73,658	234,903
Ending cash, cash equivalents and restricted cash balance	109,271	53,019	56,252

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2019 and 2018 were approximately $25.1 million and $9.6 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, partially offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2019 were approximately $237.4 million, of which approximately $151.4 million related to the purchases of investments in real estate and funding of a portion of the tenant improvement allowances and construction funding at our properties, approximately $500,000 related to deposits to escrow for acquisitions, and approximately $85.5 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the nine months ended September 30, 2018 were approximately $42.0 million, of which approximately $38.3 million primarily related to the purchase of investment in real estate and funding of a portion of the tenant improvement allowances and construction funding at our properties, and the remaining approximately $3.7 million related to the net purchases and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities of approximately $308.6 million during the nine months ended September 30, 2019 was the result of approximately $138.5 million in net proceeds from the issuance of our Exchangeable Senior Notes, $180.1 million in net proceeds from the follow-on issuance of shares of our common stock in July, and $5.6 million in net proceeds from the issuance of shares of our common stock pursuant to our ATM Program in September, partially offset by dividend payments of approximately $14.7 million to common and preferred stockholders and approximately $939,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Net cash provided by financing activities of approximately $73.7 million during the nine months ended September 30, 2018 was the result of approximately $79.3 million in net proceeds from the sale of 3,220,000 shares of common stock, offset by dividend payments of approximately $5.3 million to common and preferred stockholders and approximately $390,000 related to net share settlement of equity awards to satisfy withholding taxes upon vesting of restricted stock for certain employees.

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

In February 2019, our Operating Partnership issued $143.75 million aggregate principal amount of Exchangeable Senior Notes, including the exercise in full of the initial purchasers’ option to purchase additional Exchangeable Senior Notes, resulting in net proceeds of approximately $138.5 million, after deducting the initial purchasers’ discounts and offering expenses.

In July 2019, we issued 1,495,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 195,000 shares, resulting in net proceeds of approximately $180.1 million.

In September 2019, we entered into equity distribution agreements with three sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $250.0 million in shares of our common stock. In September, we sold 63,000 shares of our common stock for net proceeds of approximately $5.6 million under the ATM Program. In October, we sold 485,300 shares of our common stock for net proceeds of approximately $41.3 million under the ATM Program. As of November 7, 2019, we had approximately $201.9 million in shares of common stock available for future issuance under the ATM Program.

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

Contractual Obligations

As of September 30, 2019, we had approximately $49.0 million outstanding in commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, approximately $6.2 million, $6.0 million and $24.4 million of commitments relating to construction funding for the development of the properties in Massachusetts, Ohio and Pennsylvania, which the tenant has agreed to use commercially reasonable efforts to complete by March 31, 2020, June 13, 2020 and February 9, 2021, respectively, and approximately $57,000 of commitments relating to certain development milestones for the property in California, which the seller is required to complete by December 31, 2019. Additionally, we had approximately $98,000 outstanding in commitments related to our office and equipment leases, with approximately $23,000 to be paid in the remainder of 2019 and approximately $75,000 to be paid in 2020.

In October 2019, we executed a lease amendment for our principal executive offices with our current landlord, pursuant to which we agreed to lease a larger space comprising approximately 6,000 rentable square feet for a term of five years and four months, with one option to extend the term of the lease for an additional five years. Subject to a base rent abatement, the initial annual base rent is approximately $228,000, subject to an annual adjustment of three percent during the initial term.

Subsequent to September 30, 2019, we acquired ten properties for purchase prices totaling approximately $105.1 million and committed to providing additional reimbursements for tenant improvements and construction funding totaling approximately $45.0 million, which excludes approximately $17.7 million that is subject to reduction at the tenant’s option. See Note 12 in the accompanying notes to the condensed consolidated financial statements for more information.

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

Our computation of FFO and AFFO may differ from the methodology for calculating FFO and AFFO utilized by other equity REITs and, accordingly, may not be comparable to such REITs. Further, FFO and AFFO do not represent cash flow available for management’s discretionary use. FFO and AFFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO and AFFO should be considered only as supplements to net income computed in accordance with GAAP as measures of operations.

The table below is a reconciliation of net income to FFO and AFFO for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$6,182	$1,494	$12,559	$3,305
Real estate depreciation	2,221	703	5,054	1,715
FFO available to common stockholders	8,403	2,197	17,613	5,020
Stock-based compensation	655	386	1,841	1,079
Non-cash interest expense	489	—	1,181	—
AFFO available to common stockholders	$9,547	$2,583	$20,635	$6,099
FFO per share — basic	$0.77	$0.33	$1.75	$0.79
FFO per share — diluted	$0.76	$0.32	$1.72	$0.77
AFFO per share — basic	$0.87	$0.39	$2.05	$0.95
AFFO per share — diluted	$0.86	$0.38	$2.02	$0.93
Weighted average shares outstanding — basic	10,918,477	6,636,638	10,088,036	6,388,058
Weighted average shares outstanding — diluted	11,057,697	6,785,800	10,225,574	6,534,300

As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess exchange premium in shares, the Company only includes the effect of the excess exchange premium in the calculation of diluted shares. For the three and nine months ended September 30, 2019, the effect of the excess exchange premium was anti-dilutive and therefore, excluded from the calculation of diluted shares.

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

As of September 30, 2019, our average current yield on invested capital was approximately 14.5% for the 31 properties that we own, calculated as the sum of the current base rents (after the expiration of applicable base rent abatement or deferral periods), supplemental rent (with respect to the lease with PharmaCann at one of our New York properties) and property management fees of approximately $57.7 million, divided by our aggregate investment in these properties of approximately $399.1 million (excluding transaction costs and including the aggregate potential reimbursements to tenants and sellers for tenant improvements and development of $100.4 million). These statistics do not include up to $40.0 million that may be funded in the future pursuant to our lease with Trulieve Cannabis Corp. at one of our Massachusetts properties, the additional $4.0 million which may be requested by PharmaCann at one of our Pennsylvania properties or $2.0 million that may be funded in the future pursuant to our lease with Holistic at one of our Massachusetts properties, as the tenants at those properties may not elect to have us disburse those funds to them and pay us the corresponding base rent on those funds.

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

Exchangeable Senior Notes

   The initial proceeds from the sale of our exchangeable senior notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the estimated fair value of the debt component of our exchangeable senior notes as of the respective issuance dates based on our nonexchangeable debt borrowing rate with the assistance of a third party valuation specialist. The equity component of our exchangeable senior notes is reflected within additional paid-in capital on our condensed consolidated balance sheets, and the resulting debt discount is amortized over the period during which the exchangeable senior notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense.

Revenue Recognition and Accounts Receivable

Our existing tenant leases are and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fees. We account for our leases as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Rental increases based upon changes in the CPI are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are currently included in tenant reimbursements in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

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

Federal Income Taxes

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

Adoption of New or Revised Accounting Standards

As an “emerging growth company” under the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. An “emerging growth company” may opt out of the extended transition period for complying with new or revised accounting standards. A decision to opt out, however, is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the standard for the private company. This may make comparison of our financial statements with a public company that either is not an “emerging growth company” or is an “emerging growth company” that has opted out of using the extended transition period difficult or impossible as different or revised accounting standards may be used. We will cease being an emerging growth company on December 31, 2019, and, as a result, we will no longer be eligible to delay adoption of such new or revised accounting pronouncements applicable to public companies.

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

Interest Rate Risk

As of September 30, 2019, we had approximately $143.75 million of Exchangeable Senior Notes outstanding at a fixed interest rate, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2019 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for year ended December 31, 2018. The risks as updated below and as described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

Many of our existing tenants are, and we expect that most of our future tenants will be, start-up businesses that have little or no revenue when they enter triple-net leasing arrangements with us and therefore, may be unable to pay rent with funds from operations. Many of our current tenants are not profitable and have experienced losses since inception, or have been profitable for only a short period of time. As a result, many of our current tenants have made, and we expect that most our future tenants will make, initial rent payments to us from proceeds from the sale of the property, in the case of sale-leaseback transactions, or other cash on hand, including cash received from debt financings.

In addition, in general, as start-up businesses, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries and have limited access to traditional forms of financing. The success of our tenants will heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework. For example, in California, the state licensing program is in its early stages, with significant delays in its rollout, and the illicit market for cannabis in California remains a much larger portion of overall sales in the state.

In our evaluation of our existing leases with tenants at our properties, we determined to record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from tenants due to their limited operating history and the U.S. federal regulatory uncertainty surrounding the medical-use cannabis industry (for more information, see the section entitled “Critical Accounting Policies — Revenue Recognition and Accounts Receivable” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 incorporated by reference herein).

Some of our tenants may be subject to significant debt obligations and may rely on debt financing to make rent payments to us. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their business plans or prospects, the regulatory environment in which they operate or in general economic conditions. In addition, the payment of rent and debt service may reduce the working capital available to tenants for the start-up phase of their business. Furthermore, we may be unable to monitor and evaluate tenant credit quality on an on-going basis. On October 29, 2019, a court appointed a receiver over all property and assets of the tenant at our Los Angeles, California property.  As a result, that tenant may default on its lease payments to us.

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

We and our tenants may have difficulty accessing the service of banks and other financial institutions, which may make it difficult to contract for real estate needs.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry

Consequently, those businesses involved in the regulated medical-use cannabis industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The terms of our leases require that our tenants make rental payments via check or wire transfer. Only a small percentage of financial institutions in the United States currently provide banking services to licensed cannabis operators. The inability of our current and potential tenants to open accounts and continue using the services of banks will limit their ability to enter into triple-net lease arrangements with us or may result in their default under our lease agreements, either of which could materially harm our business and the trading price of our securities.

In addition, for our tenants that are publicly traded companies, securities clearing firms may refuse to accept deposits of securities of those tenants, which may negatively impact the trading and valuations of such tenants and have a material adverse impact on our tenants’ ability to finance their operations and growth through the capital markets.

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

For example, in connection with the Centers for Disease Control and Prevention identifying cases of vaping-related lung injuries, certain state and local governments have instituted bans, including the Commonwealth of Massachusetts, which initiated a temporary four-month ban on the sale of vaping products. In addition to litigation and reputational risks surrounding vaping-related lung injuries, this ban and other such bans or heightened regulations, especially if they become permanent, could have a material adverse impact on our tenants’ operations in those states and localities where such a ban or other restrictive regulation has been implemented.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

1.1	Form of Equity Distribution Agreement, dated as of September 20, 2019, between Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and each sales agent.(1)
10.1	Lease Agreement, dated as of August 9, 2019, between IIP-PA 4 LLC and PharmaCann Penn Plant LLC.(2)
10.2	Development Agreement, dated as of August 9, 2019, between PharmaCann Penn Plant LLC, IIP-PA 4 LLC and IIP Operating Partnership, LP.(2)
10.3	Multi-Party PA Agreement, dated as of August 9, 2019, between IIP-PA 4 LLC, PharmaCann Penn Plant LLC, MedMen Enterprises, Inc.(2)
10.4	Second Amendment dated September 24, 2019 to Lease Agreement dated May 31, 2018 between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(3)
10.5	First Amendment dated July 26, 2019 to Development Agreement dated May 31, 2018 between IIP-MA 1 LLC, IIP Operating Partnership, LP and PharmaCannis Massachusetts Inc.(3)
10.6	Second Amendment dated September 24, 2019 to Development Agreement dated May 31, 2018 between IIP-MA 1 LLC, IIP Operating Partnership, LP and PharmaCannis Massachusetts Inc.(3)
10.7	Lease Agreement, dated as of October 30, 2019, between IIP-IL3 LLC and PharmaCann LLC.(4)
10.8	Development Agreement, dated as of October 30, 2019, between PharmaCann LLC, IIP-IL3 LLC and IIP Operating Partnership, LP.(4)
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

+ Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 20, 2019.

(2)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2019.

(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 25, 2019.

(4)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 5, 2019.

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

Dated November 7, 2019

