Form 10-K
period 2019-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2020-03-02
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 001-37949

Innovative Industrial Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Center Drive, Suite 200, Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑  NO ☐

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1.1 billion, based upon the last reported sale price of $123.56 per share on the New York Stock Exchange on June 28, 2019, the last business day of the Registrant’s most recently completed second quarter.

As of March 2, 2020, there were 17,035,660 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innovative Industrial Properties, Inc.’s Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-K – ANNUAL REPORT

DECEMBER 31, 2019

Cautionary Statement Regarding Forward-Looking Statements

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, as well as by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	our business and investment strategy;

•	our projected operating results;

•	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;

•	rates of default on leases for our assets;

•	availability of suitable investment opportunities in the medical-use cannabis industry;

•	concentration of our portfolio of assets and limited number of tenants;

•	our understanding of our competition and our potential tenants’ alternative financing sources;

•	the estimated growth in and evolving market dynamics of the medical-use cannabis market;

•	the demand for medical-use cannabis cultivation and processing facilities;

•	the expected medical-use or adult-use cannabis legalization in certain states;

•	shifts in public opinion regarding medical-use cannabis;

•	the additional risks that may be associated with certain of our tenants cultivating adult-use cannabis in our cultivation facilities;

•	the state of the U.S. economy generally or in specific geographic areas;

•	economic trends and economic recoveries;

•	our ability to access equity or debt capital;

•	financing rates for our target assets;

•	our expected leverage;

•	changes in the values of our assets;

•	our expected portfolio of assets;

•	our expected investments;

•	interest rate mismatches between our assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our assets;

•	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;

•	the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “Investment Company Act”);

•	availability of qualified personnel; and

•	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A, “Risk Factors.”

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

We were incorporated in Maryland on June 15, 2016.We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2019, we had 13 full-time employees.

Our corporate office is located at 1389 Center Drive, Suite 200, Park City, Utah 84098. Our telephone number is (858) 997-3332.

2019 Highlights

Investments

During 2019, we acquired 35 properties, comprising approximately 1.9 million additional rentable square feet. As of December 31, 2019, we owned 46 properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 3.1 million rentable square feet (including approximately 913,000 rentable square feet under development/redevelopment) in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New York, North Dakota, Ohio and Pennsylvania, with a weighted-average remaining lease term of approximately 15.3 years. As of December 31, 2019, we had invested an aggregate of approximately $491.6 million (consisting of purchase price and development and tenant reimbursement commitments funded, if any, but excluding transaction costs) and had committed an additional approximately $142.6 million to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties. These statistics do not include up to approximately $57.8 million, in the aggregate, that certain tenants may elect to be reimbursed in the future and pay the corresponding base rent pursuant to certain of our leases as follows: approximately $16.4 million pursuant to our lease with GR Companies, Inc. (“Grassroots”) at one of our Illinois properties, approximately $37.4 million pursuant to our lease with Trulieve Cannabis Corp. (“Trulieve”) at one of our Massachusetts properties and $4.0 million pursuant to our lease with PharmaCann LLC (“PharmaCann”) at one of our Pennsylvania properties. Subsequent to December 31, 2019, in February 2020, the $4.0 million construction funding commitment related to our lease with PharmaCann at one of our Pennsylvania properties was canceled. For more information regarding our properties and tenants, see the sections entitled “— Tenant Concentration” and “— Geographic Concentration” below.

Financial Results

	Years Ended December 31,
	2019	2018	Percentage Increase
	(dollars in thousands, except per share data)
Rental revenues (excluding tenant reimbursements)	$43,352	$14,342	202%
Net income available to common stockholders	$22,123	$5,633	293%
Net income available to common stockholders per share – diluted	$2.03	$0.75	171%
AFFO(1)	$34,895	$9,727	259%
AFFO per share – diluted(1)	$3.27	$1.34	144%
Dividends per share of common stock declared	$2.83	$1.20	136%

(1)	For a definition and discussion of adjusted funds from operations, or AFFO, and a reconciliation of AFFO to net income attributable to common stockholders, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capital Raising

In February 2019, our Operating Partnership issued $143.75 million aggregate principal amount of 3.75% exchangeable senior notes due 2024 (the “Exchangeable Senior Notes”), including the exercise in full of the initial purchasers’ option to purchase additional Exchangeable Senior Notes, resulting in net proceeds of approximately $138.5 million, after deducting the initial purchasers’ discounts and offering expenses.

In July 2019, we issued 1,495,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 195,000 shares, resulting in net proceeds of approximately $180.1 million.

In September 2019, we entered into equity distribution agreements with three sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $250.0 million in shares of our common stock. Through February 28, 2020 we sold 2,328,782 shares of our common stock for net proceeds of approximately $184.8 million under the ATM Program, and had approximately $61.4 million in shares of common stock available for future issuance under the ATM Program.

Subsequent to the end of the year, in January 2020, we issued 3,412,969 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 445,170 shares, resulting in gross proceeds of approximately $250.0 million.

Board of Directors

In December 2019, we announced the appointment of Mary Allis Curran to our board of directors, expanding our board size to six, with four independent directors. In January 2020, Ms. Curran was also appointed as a member of our board of director’s audit committee and nominating and corporate governance committee. Ms. Curran spent 25 years at MUFG Union Bank, N.A. and held several executive level positions during her tenure, including as Executive Vice President, Corporate Banking Chief Risk Officer and Executive Vice President, Head of The Private Bank at Union Bank. Ms. Curran currently serves on the Board of Directors, Audit Committee and Enterprise Risk Committee of Banc of California, Inc. (NYSE: BANC), a financial institution. She also serves on the Board of Directors, Nominating/Governance Committee and Compensation Committee for Hunter Industries, a privately held global irrigation, landscape lighting and custom manufacturing company.

Our Properties

Generally

We have acquired and intend to continue to acquire specialized industrial real estate assets operated by state-licensed cannabis operators, primarily for medical use, through sale-leaseback transactions and third-party purchases. In sale-leaseback transactions, concurrently upon closing of the acquisition, we lease the properties back to the sellers under long-term, triple-net lease agreements. We target properties owned by licensed operators that have been among the top candidates in the state licensing process and have been granted one or more licenses to operate multiple facilities. Based on our properties and ongoing review of potential acquisitions, indoor cultivation facilities generally appear to have similar shells as standard light industrial buildings or greenhouses. However, based on our diligence, the medical-use cannabis cultivation process typically requires a finely tuned environment to achieve consistent high quality and specificity in cannabinoid levels and to maximize yields, which translates into certain capital improvements in the building’s infrastructure. These improvements can include enhanced HVAC systems for climate and humidity control, high capacity electrical and plumbing systems, specialized lighting systems, and sophisticated building management, cultivation monitoring and security systems. Through our sale-leaseback strategy, we serve as a source of capital to these licensed medical-use cannabis growers, allowing them to redeploy their sale proceeds into their core operations to grow their business and achieve higher returns. We may also purchase properties from third parties and fund the necessary tenant improvements through a long-term lease with an identified tenant, which provides those tenants with increased cash flow to deploy in their operating businesses.

As of December 31, 2019, the tenant at each of our properties is responsible for paying all structural repairs, maintenance expenses, insurance and taxes related to the property during the term of the applicable lease. For additional information on our properties as of December 31, 2019, see Item 2, “Properties.”

Our Competitive Strengths

We believe that we have the following competitive strengths:

•	Experienced and Committed Management Team. Alan Gold, our executive chairman, and other members of our senior management team have substantial experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets. In particular, in August 2004, Mr. Gold and Gary Kreitzer, vice chairman of our board of directors, founded BioMed Realty Trust, Inc. (formerly NYSE: BMR), or BioMed Realty, an internally-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry, an industry they believed to be underserved by commercial property investors and lenders and poised for significant growth. Mr. Gold served as chairman of the board of directors and chief executive officer and Mr. Kreitzer served as executive vice president and a member of the board of directors from the founding of BioMed Realty in 2004 through the acquisition of BioMed Realty by an affiliate of The Blackstone Group, L.P. in 2016.

•	Recurring Revenue with Contractual Escalations. As of December 31, 2019, we had acquired 46 properties that were 100% leased on long-term, triple-net leasing arrangements with licensed medical-use cannabis operators, and which are subject to contractual rental rate increases. Along with our existing portfolio, we expect to continue to enter into additional similar transactions structured to provide recurring revenue with contractual escalations.

•	Focus on Underserved Industry with Less Competition. Our focus on specialized industrial real estate assets leased to tenants in the regulated medical-use cannabis industry may result in significantly less competition from existing REITs and institutional buyers due to the unique nature of the real estate and its tenants. Moreover, we believe the banking industry’s general reluctance to finance owners of state-licensed cannabis facilities, coupled with the licensed operators’ need for capital to fund the growth of their operations, will continue to provide significant opportunities for us to acquire specialized industrial properties and execute long-term leases that are structured to generate stable and increasing rental revenue, along with the potential for long-term appreciation in value.

•	Demonstrated Investment Acumen. We utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our extensive experience and relationships in the real estate and medical-use cannabis industry enable us to identify, negotiate and close on acquisitions and leases with operators who have been among the top candidates in the rigorous state licensing process.

•	Positive Regulated Cannabis Industry Trends. Based on the tremendous historical and projected growth for the regulated cannabis industry, we expect to see significant spending by state-licensed cannabis operators on their existing and new state-licensed cannabis facilities, presenting an opportunity for us to be a key capital provider in their expansion initiatives.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale. Our primary strategy to achieve our business objective is to acquire and own a portfolio of specialized industrial properties, including medical-use cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated medical-use cannabis industry. This strategy includes the following components:

•	Owning Specialized Industrial Properties and Related Real Estate Assets for Income. We primarily acquire medical-use cannabis facilities from licensed operators who will continue their cultivation, processing and/or dispensing operations after our acquisition of the property. We expect to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed operators.

•	Owning Specialized Industrial Properties and Related Real Estate Assets for Appreciation. We primarily lease our acquired properties under long-term, triple-net leases. However, from time to time, we may elect to sell one or more properties if we believe it to be in the best interests of our stockholders. Accordingly, we will seek to acquire properties that we believe also have potential for long-term appreciation in value.

•	Expanding as Additional States Enact Medical-Use Cannabis Programs. We acquire properties in the United States, with a focus on states that have established medical-use cannabis programs. As of December 31, 2019, we owned properties in 14 states, and we expect that our acquisition opportunities will continue to expand as additional states legalize cannabis and license new operators.

•	Preserving Financial Flexibility on our Balance Sheet. We are focused on maintaining a conservative capital structure, in order to provide us flexibility in financing our growth initiatives.

Our Target Markets

Our target markets include states that have established medical-use cannabis programs. As of December 31, 2019, we owned 46 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New York, North Dakota, Ohio and Pennsylvania. According to the National Conference of State Legislatures, as of December 31, 2019, 33 states and the District of Columbia have legalized cannabis for medical use.

Although these states have approved the medical use of cannabis, the applicable state and local laws and regulations vary widely. For example, most states’ laws allow commercial production and sales through dispensaries and set forth rigorous licensing requirements; in other states the licensing rules are unclear. In some states, dispensaries are mandated to operate on a not-for-profit basis. Some states permit home cultivation activities. The states also differ on the form in which they permit cannabis to be sold. For example, some states do not permit cannabis-infused products such as concentrates, edibles and topicals, while other states ban smoking cannabis.

In addition, we expect other factors will be important in the development and growth of the medical-use cannabis industry in the United States, including the timeframes for developing regulations and issuing licenses in states that recently passed laws allowing for medical-use cannabis, continued legislative authorization of medical-use cannabis at the state level, support from local municipalities within a state, and federal, state and local taxation of medical cannabis products. Progress in the regulated medical-use cannabis industry, while encouraging, is not assured and any number of factors could slow or halt progress in this area.

Market Opportunity

The Regulated Medical-Use Cannabis Industry

Overview

We believe that a convergence of changing public attitudes and increased legalization momentum in various states toward regulated medical-use cannabis creates an attractive opportunity to invest in the industrial real estate sector with a focus on regulated medical-use cannabis facilities. We also believe that the increased sophistication of the regulated medical-use cannabis industry and the development of strong business, operational and compliance practices have made the sector more attractive for investment. Increasingly, state-licensed, medical-use cannabis cultivation and processing facilities are becoming sophisticated business enterprises that use state-of-the-art technologies and well-honed business and operational processes to produce at scale high-quality, high-consistency medical cannabis products that drive in part their financial performance.

In the United States, the development and growth of the regulated medical-use cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a designated healthcare provider’s recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson’s disease, Alzheimer’s, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2019, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis.

We believe that the following conditions, which are described in more detail below, create an attractive opportunity to invest in industrial real estate assets that support the regulated medical-use cannabis industry:

•	significant industry growth in recent years and expected continued growth;

•	a continuing shift in public opinion and increasing momentum toward the legalization of medical-use cannabis under state law; and

•	limited access to capital by industry participants in light of risk perceived by financial institutions of violating federal laws and onerous regulatory guidelines for offering banking services to cannabis-related businesses.

Industry Growth and Trends

According to Arcview Market Research and BDS Analytics, state-legal cannabis sales in the United States grew to an estimated $12.2 billion in 2019, an increase of 34% over 2018’s total of $9.1 billion, and are expected to grow to over $31 billion by 2024.

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

Shifting Public Attitudes and State Law and Legislative Activity

We believe that the growth of the regulated medical-use cannabis industry has been fueled, in part, by the rapidly changing public attitudes in the United States. A 2019 poll by Quinnipiac University found that 93% of Americans support patient access to medical-use cannabis, if recommended by a doctor, which was the same level of support from a similar poll conducted by Quinnipiac University in 2018.

As of December 31, 2019, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2019.

Following the approval of medical-use cannabis, state programs must be developed and businesses must be licensed before commencing cannabis sales. Some states have developed the necessary procedures and licensing requirements quickly, while other states have taken years to develop their programs for production and sales of cannabis. Even where regulatory frameworks for medical-use cannabis production and sales are in place, states tend to revise these rules over time. These revisions often impact sales, making it difficult to predict the potential of new markets. States may restrict the number of medical-use cannabis businesses permitted; impose significant taxes on regulated cannabis products, in addition to taxes imposed by local municipalities; take limited enforcement actions against non-licensed cannabis operators; restrict the method by which medical cannabis can be consumed; restrict the ability of alternative health care providers to recommend medical cannabis for treatment; limit the medical conditions that are eligible for cannabis treatment; or require registration of doctors and/or patients, each of which can limit growth of the medical-use cannabis industry in those states. Alternatively, states may relax their initial regulations relating to medical-use cannabis production and sales and take other actions to support the growth of the regulated cannabis program, which would likely accelerate growth of the medical-use cannabis industry in such states.

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

Market Opportunity and Associated Risks

We focus on purchasing specialized industrial real estate assets for the regulated medical-use cannabis industry. We believe that our sale-leaseback and other real estate solutions offer an attractive alternative to state-licensed medical-cannabis operators who have limited access to traditional financing alternatives. We have acquired and intend to continue to acquire medical-use cannabis facilities in states that permit medical-use cannabis operations.

Notwithstanding the foregoing market opportunity and trends, and despite legalization at the state level, we continue to believe that the current state of federal law creates significant uncertainty and potential risks associated with investing in medical-use cannabis facilities, including but not limited to potentially heightened risks related to the use of such facilities for adult-use cannabis operations, if a state passes such laws. For a more complete description of these risks, see the sections “— Governmental Regulation” below and “Risks Related to Regulation” under Item 1A, “Risk Factors.”

Tenant Concentration

As of December 31, 2019, all of our revenues were derived from 46 properties. The following table sets forth the four tenants in our property portfolio that represented the largest percentage of our total rental revenue for the year ended December 31, 2019:

Tenant	Number of Leases	Percentage of Rental Revenue (2)
PharmaCann(1)	5	26.2%
Ascend Wellness Holdings, LLC(1)	2	11.7%
Vireo Health, Inc. (1)	4	8.9%
Green Peak Industries, LLC	7	7.3%
Totals	18	54.1%

(1)	Includes leases with affiliates of the entity, for which the entity has provided a corporate guaranty.

(2)	Excludes tenant reimbursements.

Many of our tenants are start-up businesses with limited histories of operations, and have not yet been profitable, or have been profitable only for a short period of time. For some or all of 2020, we expect that many of our tenants will continue to incur losses as their expenses increase in connection with the expansion of their operations, and that they have made and will continue to make rent payments to us from proceeds from the sale of the applicable property or cash on hand, and not funds from operations. Furthermore, each of our leases does not prohibit the tenant from conducting adult-use cannabis operations at the applicable property, provided such operations are in compliance with applicable state and local laws. As such, our tenant may conduct adult-use cannabis operations at the property it leases from us, which in turn could expose that tenant, us and our property to different and greater risks, including heightened risks of enforcement of federal laws. For example, California, Colorado, Illinois, Massachusetts and Michigan permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

See each of the discussions under Item 1A, “Risk Factors,” under the captions “Many of our existing tenants are, and we expect that many of our future tenants will be, start-up businesses and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock,” and “Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.”

Geographic Concentration

The following table sets forth certain state-by-state information regarding our property portfolio for the year ended and as of December 31, 2019 (dollars in thousands):

State	Number of Properties	Percent Leased	Rentable Sq. Ft.(1)	Rental Revenue for the Year Ended December 31, 2019(3)	Percentage of Rental Revenue
Arizona	2	100%	360,000	$2,726	6.3%
California	10	100(2)	259,000	5,542	12.8
Colorado	1	100	58,000	1,357	3.1
Florida	1	100	120,000	357	0.8
Illinois	5	100	351,000	5,609	12.9
Maryland	1	100	72,000	2,711	6.3
Massachusetts	3	100	263,000	5,241	12.1
Michigan	10	100	488,000	5,506	12.7
Minnesota	1	100	89,000	1,062	2.4
Nevada	1	100	43,000	642	1.5
New York	2	100	167,000	6,497	15.0
North Dakota	1	100	33,000	40	0.1
Ohio	2	100	69,000	1,974	4.6
Pennsylvania	6	100	680,000	4,088	9.4
Total / Average	46	100%	3,052,000	$43,352	100.0%

(1)	Includes approximately 913,000 square feet under development/redevelopment.

(2)	The tenant at our Los Angeles, California property is in receivership and defaulted on its obligations to pay rent for January and February 2020. This property represented approximately 35,000 square feet and approximately $776,000 in rental revenue for the year ended December 31, 2019.

(3)	Excludes tenant reimbursements of approximately $1.3 million.

See each of the discussions under Item 1A, “Risk Factors,” under the caption “Our properties are, and are expected to continue to be, geographically concentrated in states that permit medical-use cannabis cultivation, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property.” The regulated medical-use cannabis market is in its early stages; is generally subject to strict regulations providing for, among other things, limited medical conditions for treatment with medical-use cannabis, limitations on the form in which medical cannabis can be consumed and enhanced registration requirements for patients and physicians; is subject in many instances to significant taxation burdens at the federal, state and local levels; competes in many instances with non-licensed cannabis operators due in part to limited enforcement by state and local authorities; and may face opposition from local municipalities within a state, any of which may contribute to a particular market not growing and developing in the way that we or our tenants projected.

Our Financing Strategy

We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock, preferred stock and exchangeable notes. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that our stock price is at a level that allows for the reinvestment of offering proceeds in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our focus on serving the medical-use cannabis industry. Our investment guidelines initially provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Risk Management

As of December 31, 2019, we owned 46 properties located in 14 states. Many of our tenants are tenants at multiple properties. We will continue to attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 20% of our total assets and that properties leased to a single tenant (individually or together with its affiliates) will not exceed 20% of our total assets.

We expect that single tenants will continue to occupy our properties pursuant to triple-net lease arrangements in general and, therefore, the success of our investments will be materially dependent on the financial stability of these tenants. Many of our existing tenants are, and we expect that many of our tenants will be in the future, start-up businesses that have little or no revenue and, at least initially, will make rent payments to us from the sale proceeds of a sale-leaseback transaction with us or cash on hand. We also expect the success of our tenants, and their ability to make rent payments to us, to significantly depend on the projected growth and development of the applicable state market; as many of these state markets have a very limited history, and other state markets are still forming their regulations, issuing licenses and otherwise establishing the market framework, significant uncertainty exists as to whether these markets will develop in the way that we or our tenants project.

We evaluate the credit quality of our tenants and any guarantors on an ongoing basis by reviewing, where available, the publicly filed financial reports, press releases and other publicly available industry information regarding our tenants and any guarantors. In addition, we monitor the payment history data for all of our tenants and, in some instances, we monitor our tenants by periodically conducting site visits and meeting with the tenants to discuss their operations. In many instances, we will generally not be entitled to financial results or other credit-related data from our tenants. See the section “Risks Related to Our Business” under Item 1A, “Risk Factors.”

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

These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for properties. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical-use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase substantially, resulting in increased demand and increased prices paid for these properties. We compete for the acquisition of properties primarily based on purchase price and the rental rates that we charge in our sale leaseback transactions. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on our common stock. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

Governmental Regulation

Federal Laws Applicable to the Medical-Use Cannabis Industry

Cannabis is classified as a Schedule I controlled substance by the Drug Enforcement Agency (“DEA”) and the U.S. Department of Justice (“DOJ”) with no medical use, and therefore it is illegal to grow, possess and consume cannabis under federal law. The Controlled Substances Act of 1910 (“CSA”) bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. That means that the federal government may enforce U.S. drug laws against companies operating in accordance with state cannabis laws, creating a climate of legal uncertainty regarding the production and sale of medical-use cannabis.

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

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving cannabis (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors that when determining which cannabis-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” It remains unclear what impact the Sessions Memo will have on the medical-use cannabis industry, if any.

In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. A similar provision was also included in each prior Congressional omnibus spending bill since 2014. This provision, however, is currently set to expire on September 30, 2020, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants cultivate, process and/or dispense adult-use cannabis now (and may in the future) in our medical-use cannabis facilities that are permitted by such state and local laws, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively medical-use cannabis facilities, including not providing protection under the above Congressional spending provision.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis production, processing or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in medical-use cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture. See Item 1A, “Risk Factors – Risks Relating to Regulation.”

State Laws Applicable to the Medical-Use Cannabis Industry

In most states that have legalized medical-use cannabis in some form, the growing, processing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing, processing and/or dispensing of medical-use cannabis. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, regulations governing the medical cannabis program (such as the type of cannabis products permitted under the program, qualifications and registration of health professionals that may recommend treatment with medical cannabis, and the types of medical conditions that qualify for medical cannabis), the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, local municipality bans on operations and operator licensing processes and renewals. As a result of these and other factors, if our tenants default under their leases, we may not be able to find new tenants that can successfully engage in the cultivation, processing or dispensing of medical cannabis on the properties.

Laws Applicable to Financial Services for Cannabis Industry

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

The Financial Crimes Enforcement Network (“FinCen”) issued guidance in February 2014 which clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Concurrently with the FinCen guidance, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCen guidance sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses, including close monitoring of businesses to determine that they meet all of the requirements established by the DOJ, including those enumerated in the Cole Memo. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

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

Furthermore, it remains unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities.

In addition, for our tenants that are publicly traded companies, securities clearing firms may refuse to accept deposits of securities of those tenants, which may negatively impact the trading and valuations of such tenants and have a material adverse impact on our tenants’ ability to finance their operations and growth through the capital markets.

The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. See Item 1A, “Risk Factors – Risks Relating to Regulation.”

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

We completed our initial public offering and commenced real estate operations with the acquisition of our first property in December 2016, and have a limited operating history. We are subject to many of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the regulated cannabis industry, conditions in the financial markets and economic conditions.

Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.

As of December 31, 2019, we owned 46 total properties. Four of our tenants, PharmaCann (at five of our properties), Ascend Wellness Holdings, LLC (at two of our properties), Vireo Health, Inc. (at four of our properties) and Green Peak Industries, LLC (at seven of our properties), represented approximately 26%, 12%, 9% and 7%, respectively, of our rental revenues (excluding tenant reimbursements) for the year ended December 31, 2019. Lease payment defaults by any of our tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Our lack of diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.

In addition, failure by any of our tenants to comply with the terms of its lease agreement with us could require us to find another lessee for the applicable property. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing that property. Furthermore, we cannot assure you that we will be able to re-lease that property for the rent we currently receive, or at all, or that a lease termination would not result in our having to sell the property at a loss. For example, the tenant at our property located in Los Angeles, California is in receivership and defaulted on its obligation to pay rent to us for January and February 2020. The result of any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

By way of example, Congress has introduced several proposed bills focused on the regulated cannabis industry, including the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”) and the Secure and Fair Enforcement (SAFE) Banking Act of 2019 (the “SAFE Banking Act”). If it became law, the MORE Act, introduced by U.S. Senator Kamala Harris and U.S. Representative Jerrold Nadler in July 2019, would, among other things, remove cannabis as a Schedule I controlled substance under the CSA and make available U.S. Small Business Administration funding for regulated cannabis operators. If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. If any of the proposed bills in Congress became law, there would be further increased competition for the acquisition of properties that can be leased to licensed medical-use cannabis operators, and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.

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

We target medical-use cannabis facilities for acquisition and leasing to licensed operators under triple-net lease agreements. We also target properties owned by operators that have been among the top candidates in the rigorous state licensing process and have been granted one or more licenses to operate multiple facilities. In light of the current regulatory landscape regarding medical-use cannabis, including but not limited to, the rigorous state licensing processes, limits on the number of licenses granted in certain states and in counties within such states, zoning regulations related to medical-use cannabis facilities, the inability of potential tenants to open bank accounts necessary to pay rent and other expenses and the ever-changing federal and state regulatory landscape, we may have only a limited number of medical-use cannabis facilities available to purchase that are operated by licensees that we believe would be suitable tenants. These tenants may also have increased access to alternative equity and debt financing sources over time, which may limit our ability to negotiate leasing arrangements that meet our investment criteria. Our inability to locate suitable investment properties and tenants would have a material adverse effect on our ability to generate cash flow and make distributions to our stockholders.

Many of our existing tenants are, and we expect that many of our future tenants will be, start-up businesses and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock.

Single tenants currently occupy our properties, and we expect that single tenants will occupy our properties that we acquire in the future. Therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is generally little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis program. As a result it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our cash available for distributions.

Many of our existing tenants are, and we expect that most of our future tenants will be, start-up businesses that have little or no revenue when they enter triple-net leasing arrangements with us and therefore, may be unable to pay rent with funds from operations. Many of our current tenants are not profitable and have experienced losses since inception, or have been profitable for only a short period of time. As a result, many of our current tenants have made, and we expect that many of our future tenants will make, initial rent payments to us from proceeds from the sale of the property, in the case of sale-leaseback transactions, or other cash on hand, including cash received from debt financings.

In addition, in general, as start-up businesses, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries or other changes in the marketplace for their products, and have limited access to traditional forms of financing. The success of our tenants will heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework. For example, in California, the illicit market for cannabis in California remains a much larger portion of overall sales in the state, and state and local authorities have assessed significant taxes on regulated cannabis products, both of which have had the impact of significantly limiting the growth of the regulated cannabis market.

In our evaluation of our existing leases with tenants at our properties, we determined to record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from tenants due to their limited operating history and the U.S. federal regulatory uncertainty surrounding the medical-use cannabis industry (for more information, see the section entitled “Critical Accounting Policies — Revenue Recognition and Accounts Receivable” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information).

Some of our tenants may be subject to significant debt obligations and may rely on debt financing to make rent payments to us. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their business plans or prospects, the regulatory environment in which they operate or in general economic conditions. In addition, the payment of rent and debt service may reduce the working capital available to tenants for the start-up phase of their business. Furthermore, we may be unable to monitor and evaluate tenant credit quality on an on-going basis. In October 2019, a court appointed a receiver over all property and assets of the tenant at our Los Angeles, California property. That tenant subsequently defaulted on its obligations to pay rent in January and February 2020.

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

Our tenants may be unable to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, which may result in such tenants not being able to operate their businesses and defaulting on their lease payments to us.

Most states where we own properties issue licenses for medical-use cannabis operations for a limited period. We rely on our tenants to renew or otherwise maintain the requisite state and local cannabis licenses and other authorizations on a continuous basis. If one or more of our tenants are unable to renew or otherwise maintain its licenses or other state and local authorizations necessary to continue its cannabis operations, such tenants may default on their lease payments to us.

Any such noncompliance by our tenants of state and local laws, rules and regulations may also subject us, as the owner of such properties, to potential penalties, fines or other liabilities.

Any lease payment defaults by a tenant or additional liability on us could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of medical-use cannabis cultivation and production facilities are generally subject to extensive state licensing requirements.

We acquired our properties, and expect to acquire other properties, “as-is,” which increases the risk of an investment that requires us to remedy defects or costs without recourse to the prior owner.

We acquired our properties, and expect to acquire other real estate properties, “as is” with only limited representations and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. There may also be environmental conditions associated with properties we acquire of which we are unaware despite our diligence efforts. In particular, medical-use cannabis facilities may present environmental concerns of which we are not currently aware. If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. As a result, if defects in the property (including any building on the property) or other matters adversely affecting the property are discovered, including but not limited to environmental matters, we may not be able to pursue a claim for any or all damages against the property seller. Such a situation could harm our business, financial condition, liquidity and results of operations.

Our properties are, and are expected to continue to be, geographically concentrated in states that permit medical-use cannabis cultivation, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property.

As of February 28, 2020, we owned properties in 15 states, and we expect that the properties that we acquire will be geographically concentrated in these states and other states that have established medical-use cannabis programs. See “Geographic Concentration” under Item 1, “Business” for a table of properties owned by us and organized by state as of December 31, 2019. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

•	the state medical-use cannabis market fails to develop and grow in ways that we or our tenants projected;

•	the responsibility of complying with multiple and, in some respects, conflicting state and federal laws in the United States, including with respect to cultivation and distribution of medical-use cannabis, licensing, banking and insurance;

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations;

•	difficulties and costs of staffing and managing operations;

•	unexpected changes in regulatory requirements and other laws;

•	the impact of national, regional or state specific business cycles and economic instability; and

•	potentially adverse tax consequences.

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

Because our portfolio of properties primarily consists of industrial and greenhouse properties used in the regulated medical-use cannabis industry, we are subject to risks inherent in investments in a single industry. A decrease in the demand for medical-use cannabis cultivation and processing facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for medical-use cannabis cultivation and processing facilities has been and could be adversely affected by changes in current favorable state or local laws relating to cultivation and production of medical-use cannabis or any change in the federal government’s current enforcement posture with respect to state-licensed medical-use cannabis operations, among others. To the extent that any of these conditions occur, they are likely to affect demand and market rents for medical-use cannabis cultivation and processing facilities, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to you. We do not currently and do not expect in the future to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our facilities leased for medical-use cannabis operations.

Our real estate investments consist of primarily industrial and greenhouse properties suitable for cultivation and production of medical-use cannabis, which may be difficult to sell or re-lease upon tenant defaults or lease terminations, either of which would adversely affect returns to stockholders.

While our business objectives consist of principally acquiring and deriving rental income from industrial and greenhouse properties used in the regulated medical-use cannabis industry, we expect that at times we will deem it appropriate or desirable to sell or otherwise dispose of certain properties we own. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity could limit our ability to quickly dispose of properties in response to changes in regulatory, economic or other conditions. Therefore, our ability at any time to sell assets may be restricted and this lack of liquidity may limit our ability to make changes to our portfolio promptly, which could materially and adversely affect our financial performance. We cannot predict the various market conditions affecting the properties that we expect to acquire that will exist in the future. Due to the uncertainty of regulatory and market conditions which may affect the future disposition of the real estate assets we expect to acquire, we cannot assure you that we will be able to sell these assets at a profit in the future. Accordingly, the extent to which we will realize potential appreciation (or depreciation) on the real estate investments we have acquired and expect to acquire will depend upon regulatory and other market conditions. In addition, in order to maintain our REIT status, we may not be able to sell properties when we would otherwise choose to do so, due to market conditions or changes in our strategic plan.

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

In many instances, we engage in development or redevelopment of properties that we acquire. Development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

•	construction costs, which may exceed our or our tenant’s original estimates due to increases in materials, labor or other costs, which could make the project less profitable for our tenant, require us or our tenant to commit additional funds to complete the project and adversely impact our tenant’s business and prospects as a result;

•	permitting or construction delays, which may result in increased project costs, as well as deferred revenue and delayed commencement of operations by our tenant;

•	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;

•	claims for warranty, product liability and construction defects after a property has been built;

•	health and safety incidents and site accidents;

•	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;

•	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;

•	labor stoppages, slowdowns or interruptions;

•	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and

•	weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

The realization of any of the risks above or other delays in development and redevelopment activities at a property may also materially adversely impact our tenant’s ability to commence, continue or expand its operations, which may result in that tenant defaulting on its rent obligations to us. As of February 28, 2020, we had properties consisting of an aggregate of approximately 871,000 square feet under development or redevelopment. As of February 28, 2020, we had committed to provide construction funding and fund tenant improvements at our properties in the future totaling up to approximately $169 million.

Some of our tenants could be susceptible to bankruptcy, which would affect our ability to generate rents from them and therefore negatively affect our results of operations.

In addition to the risk of tenants being unable to make regular rent payments, certain of our tenants may depend on debt, which could make them especially susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their debt. Because cannabis remains illegal under federal law, there is no assurance that federal bankruptcy courts will provide relief for parties who engage in cannabis-related businesses. Recent bankruptcy court rulings have denied bankruptcy relief for certain cannabis businesses on the basis that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for such activity and on the basis that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets, as such action would violate the CSA. Any inability of our tenants to seek bankruptcy protection may impact their ability to secure financing for their operations and prevent our tenants from utilizing the benefits of reorganization of their businesses under bankruptcy protection to operate in a financially sustainable way, thereby reducing the probability that such a tenant would be able to honor its lease obligations with us.

Generally, under bankruptcy law, a tenant who is the subject of bankruptcy proceedings may continue (“assume”) or give up (“reject”) any unexpired lease of non-residential real property. If a bankrupt tenant decides to give up (reject) a lease, any claim for breach of the lease is treated as a general unsecured claim in the tenant’s bankruptcy case, subject to certain exceptions for collateral and guarantees. In the event one of our tenants is permitted to seek bankruptcy protection in the U.S., our general unsecured claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year of lease payments or 15% of the lease payments payable under the remaining term of the lease, but in no case more than three years of lease payments. In addition to the cap on our damages for breach of the lease, even if our claim is timely submitted to the bankruptcy court, there is no guaranty that the tenant’s bankruptcy estate would have sufficient funds to satisfy the claims of general unsecured creditors. Finally, a bankruptcy court could re-characterize a net lease transaction as a disguised secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. This would mean our claim in bankruptcy court could be limited to the amount we paid for the property, which could adversely impact our financial condition. Any bankruptcy, if allowed, of one of our tenants would result in a loss of lease payments to us, as well as an increase in our costs to carry the property.

In October 2019, a court appointed a receiver over all property and assets of the tenant at our Los Angeles, California property.  That tenant subsequently defaulted on its lease payments to us in January and February 2020.

Our tenants may be subject to Section 280E of the Code because of the nature of their business activities, which could have an adverse impact on their financial condition due to a disallowance of certain tax deductions.

Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any state in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E by its terms applies to the purchase and sale of medical-use cannabis products. Our tenants are engaged in the cultivation, processing and sale of cannabis and cannabis-related products, and therefore may be subject to Section 280E. Application of the provisions of Section 280E to our tenants would result in the disallowance of certain tax deductions, including for depreciation or interest expense, which could have an adverse impact on their respective financial condition and ability to make lease payments to us. Any lease payment defaults by a tenant could adversely affect our results of operations and cash flows, and cause us to reduce the amount of distributions to our stockholders.

We have acquired and may continue to acquire cannabis retail stores and dispensaries and enter into leases with licensed operators for those properties, which present additional risks and challenges in comparison to properties for the cultivation and production of medical-use cannabis.

We have acquired and may continue to acquire cannabis retail stores and dispensaries and enter into leases with licensed operators for those locations. Cannabis retail stores and dispensaries entail risks that could adversely impact our financial condition and results of operations, and that are in addition to risks associated with regulated cannabis cultivation and processing facilities, including but not limited to:

•	the impact of the continued evolution of the retail distribution model for cannabis and customer preferences, including the impact of e-commerce and home delivery on demand for cannabis retail space;

•	negative perceptions by customers of the safety, convenience and attractiveness of cannabis dispensaries;

•	the handling of significant cash transactions and cannabis inventory at the property, which may increase security risks associated with dispensary operations;

•	local real estate conditions (such as an oversupply of, or a reduction in demand for, cannabis retail space);

•	our and our tenants’ ability to procure and maintain appropriate levels of property and casualty insurance; and

•	risks associated with data breaches through cyberattacks, cyber intrusions or otherwise that expose customer personal information at dispensaries, which may result in liability and reputational damage to our tenants and our company.

The realization of any of the risks above, among others, with respect to one or more of our properties or tenants could have a material adverse impact on our business.

Liability for uninsured losses could adversely affect our financial condition.

While the terms of our leases with our tenants generally require property and casualty insurance, losses from disaster-type occurrences, such as earthquakes, hurricanes, floods and weather-related disasters, and other types of insurance, such as landlord’s rental loss insurance, may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties.

If our properties’ access to adequate water and power supplies is interrupted, it could harm our ability to lease the properties for medical-use cannabis cultivation and production, thereby adversely affecting our ability to generate returns on our properties.

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

Historically, states that have legalized medical-use cannabis cultivation have typically required that such cultivation take place indoors. Indoor cultivation of medical-use cannabis requires significant power for growing lights and ventilation and air conditioning to remove the hot air generated by the growing lights. While outdoor cultivation is gaining acceptance in many states with favorable climates for such growth, we expect that a significant number of our properties will continue to utilize indoor cultivation methods. Any extended interruption of the power supply to our properties, particularly those using indoor cultivation methods, would likely harm our tenants’ crops, which could result in their inability to make lease payments to us for our properties. Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders.

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

Insurance that is otherwise readily available, such as workers’ compensation, general liability and directors’ and officers’ insurance, is more difficult for us to find and more expensive, because we lease our properties to companies in the regulated medical-use cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

The occurrence of cyber incidents or cyberattacks could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation.

We rely on technology to run our business, and as such we are subject to risk from cyber incidents, including cyberattacks attempting to gain unauthorized access to our systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches.  While we have implemented measures to help mitigate these threats, such measures cannot guarantee that we will be successful in preventing a cyber incident.  The occurrence of a cyber incident or cyberattack could disrupt our operations, compromise the confidential information of our employees or tenants, and/or damage our business relationships and reputation.

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

Cannabis is a Schedule I controlled substance under the CSA. Even in those jurisdictions in which the manufacture and use of cannabis has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

In January 2018, the DOJ rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. The impact of the DOJ’s recent rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally, including our tenants and us.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on September 30, 2020, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located, such as in California, Colorado, Illinois, Massachusetts and Michigan. Consequently, certain of our tenants currently (and additional tenants may in the future) cultivate adult-use cannabis in our medical-use cannabis facilities, as permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ’s rescission of the Cole Memo, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. With the rescission of the Cole Memo, there is increased uncertainty and added risk that federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis operations. Any change in the federal government’s enforcement posture with respect to state-licensed cannabis operations, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

Certain of our tenants engage in operations for the adult-use cannabis industry in addition to or in lieu of operations for the medical-use cannabis industry, and such tenants, we and our properties may be subject to additional risks associated with such adult-use cannabis operations.

Our existing leases at our properties do not, and we expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis operations for adult-use that is permissible under state and local laws where our facilities are located and certain of our tenants are currently engaged in operations for the adult-use cannabis industry, which may subject our tenants, us and our properties to different and greater risks, including greater prosecution risk for aiding and abetting violation of the CSA and federal laws governing money laundering. For example, the prohibition in the current omnibus spending bill that prohibits the DOJ from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws does not extend to adult-use cannabis laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our tenants to engage in adult-use cannabis operations at our properties. For example, California, Colorado, Illinois, Massachusetts and Michigan permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

New laws that are adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cannabis operations may be modified or eliminated in the future.

We have acquired and are targeting for acquisition properties that are owned by state-licensed cannabis operators. Relevant state or local laws may be amended or repealed, or new laws may be enacted in the future to eliminate existing laws permitting cannabis operations. If our tenants were forced to close their operations, we would need to replace those tenants with tenants who are not engaged in the cannabis industry, who may pay significantly lower rents. Moreover, any changes in state or local laws that reduce or eliminate the ability to conduct cannabis operations would likely result in a high vacancy rate for the kinds of properties that we seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were specific to the cannabis industry.

For example, in connection with the Centers for Disease Control and Prevention identifying cases of vaping-related lung injuries, certain state and local governments have instituted temporary bans. In addition to litigation and reputational risks surrounding vaping-related lung injuries, bans or heightened regulations, especially if they become permanent, could have a material adverse impact on our tenants’ operations in those states and localities where such a ban or other restrictive regulation has been implemented.

Our ability to grow our business depends on state laws pertaining to the cannabis industry.

Continued development of the medical-use cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated medical-use cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the cannabis operations, numerous factors impact the legislative process. For example, many states that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the medical-use cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, not strictly enforcing regulations for non-licensed cannabis operators, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our tenants, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of medical-use cannabis, which could harm our business prospects.

FDA regulation of medical-use cannabis and the possible registration of facilities where medical-use cannabis is grown could negatively affect the medical-use cannabis industry, which would directly affect our financial condition.

Should the federal government legalize cannabis for medical-use, it is possible that the U.S. Food and Drug Administration (“FDA”) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical-use cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

We and our tenants may have difficulty accessing the service of banks and other financial institutions, which may make it difficult to contract for real estate needs.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It remains unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

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

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of the property as a medical cannabis cultivation, processing or dispensing facility, which if successful, could materially and adversely affect our business.

 Owners of properties located in close proximity to our properties may assert claims against us regarding the use of our properties for medical cannabis cultivation, processing or dispensing, including assertions that the use of the property constitutes a nuisance that diminishes the market value of such owner’s nearby property. Such property owners may also attempt to assert such a claim in federal court as a civil matter under the Racketeer Influenced and Corrupt Organizations Act. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our tenants may be unable to continue to operate their business in its current form at the property, which could materially adversely impact the tenant’s business and the value of our property, our business and financial results and the trading price of our securities.

Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially adversely affect our operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Assets leased to cannabis businesses may be forfeited to the federal government.

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the DOJ issued a new policy directive regarding asset forfeiture, referred to as the “equitable sharing program.” Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the DOJ’s policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the medical-use cannabis facilities that we have acquired and intend to acquire, our investment in those properties may be lost.

We may have difficulty accessing bankruptcy courts.

As discussed above, cannabis is illegal under federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis or cannabis related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit.

The properties that we acquire are subject to extensive regulations, which may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.

Our properties are and other properties that we expect to acquire will be subject to various local laws and regulatory requirements. Local property regulations, including restrictive covenants of record, may restrict the use of properties we acquire and may require us to obtain approval from local authorities with respect to the properties that we expect to acquire, including prior to acquiring a property or when developing or undertaking renovations. Among other things, these restrictions may relate to cultivation, processing or dispensing of medical-use cannabis, the use of water and the discharge of waste water, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. We cannot assure you that existing regulatory policies will not materially and adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our failure to obtain such regulatory approvals could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Compliance with environmental laws could materially increase our operating expenses.

There may be environmental conditions associated with properties we acquire of which we are unaware. If environmental contamination exists on properties we acquire, we could become subject to liability for the contamination. The presence of hazardous substances on a property may materially and adversely affect our ability to sell the property and we may incur substantial remediation costs. In addition, although we may require in our leases that tenants operate in compliance with all applicable laws and indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to liability by virtue of our ownership interest and we cannot be sure that our tenants would satisfy their indemnification obligations to us. Such environmental liability exposure associated with properties we acquire could harm our business, financial condition, liquidity and results of operations.

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

We expect to acquire additional real estate assets, which we intend to finance primarily through newly issued equity or debt. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to the medical-use cannabis industry, changes in market conditions for the regulated cannabis industry, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all. In addition, U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Because we intend to grow our business, this limitation may require us to raise additional equity or incur debt at a time when it may be disadvantageous to do so.

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance the purchase of real estate assets could be negatively impacted. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we intend to acquire properties used in the cultivation, production or dispensing of medical-use cannabis. If this source of funding is unavailable to us, our growth may be limited and our levered return on the properties we purchase may be lower.

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

In addition, securities clearing firms may refuse to accept deposits of our securities, which may negatively impact the trading of our securities and have a material adverse impact on our ability to obtain capital.

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

We believe our future success depends upon our senior management team’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our common stock may decline.

Furthermore, we may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services. Such contractors have no fiduciary duty to us and may not perform as expected or desired.

Our senior management team manages our portfolio subject to very broad investment guidelines.

Our senior management team has broad discretion over our investments, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in periodic filings with the SEC. We rely on the senior management team’s ability to execute acquisitions and dispositions of medical-use cannabis facilities, subject to the oversight and approval of our board of directors. Our senior management team is authorized to pursue acquisitions and dispositions of real estate investments in accordance with very broad investment guidelines, subject to approval of our board of directors.

Our board of directors may change our investment objectives and strategies without stockholder consent.

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and Maryland General Corporation Law (the “MGCL”), our stockholders generally have a right to vote only on the following matters:

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

Under the MGCL, “business combinations” (including a merger, consolidation, statutory share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder is defined as: (a) any person who beneficially owns 10% or more of the voting power of the then-outstanding voting stock of the corporation; or (b) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. A Maryland corporation’s board of directors may provide that its approval is subject to compliance with any terms and conditions determined by the board of directors prior to the time that the interested stockholder becomes an interested stockholder.

Thereafter, any such business combination must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding voting stock of the corporation; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected, or held by an affiliate or associate of the interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares.

A Maryland corporation’s board of directors may provide that its approval is subject to compliance with any terms and conditions determined by it. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a Maryland corporation’s board of directors prior to the time that the interested stockholder becomes an interested stockholder.

The “control share” provisions of the MGCL provide that, subject to certain exceptions, a holder of “control shares” of a Maryland corporation (defined as shares which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that such provision will not be amended or eliminated at any time in the future by our board of directors.

The “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL, or Subtitle 8, permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, some of which (for example, a classified board) we do not yet have. Our charter provides that vacancies on our board may be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through provisions in our charter and bylaws unrelated to Subtitle 8, we already (i) require the affirmative vote of stockholders entitled to cast not less than two-thirds of all of the votes entitled to be cast generally in the election of directors for the removal of any director from the board, only with cause, (ii) vest in the board of directors the exclusive power to fix the number of directorships and (iii) require, unless called by our chairman of the board, our chief executive officer or our board of directors, the written request of stockholders entitled to cast not less than a majority of all votes entitled to be cast at such a meeting to call a special meeting of our stockholders.

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

We are a holding company with no business operations of our own. Our only significant asset is and will be the general and limited partnership interests in our Operating Partnership. We conduct, and intend to conduct, all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. Furthermore, U.S. bankruptcy courts have generally refused to grant bankruptcy protections to cannabis businesses.

Our Operating Partnership may issue additional limited partnership interests to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and would have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the outstanding partnership interests in our Operating Partnership. We may, in connection with our acquisition of properties or otherwise, cause our Operating Partnership to issue additional limited partnership interests to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because our stockholders will not directly own any interest in our Operating Partnership, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

In order for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). In order for us to qualify as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock, including our 9.00% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). These ownership limits and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The requirements of being a public company impose costs and demands upon our management, which could make it difficult to manage our business; in addition, due to losing emerging growth company status on December 31, 2019, we have incurred and continue to incur substantial costs, and significant demands are being placed upon management in connection with continued compliance with non-emerging growth company requirements earlier than we had planned.

Complying with the reporting and other regulatory requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) is time-consuming and costly. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

In addition, as an emerging growth company, we previously benefited from certain temporary exemptions from various reporting requirements. On December 31, 2019, we lost emerging growth company status due to our becoming a large accelerated filer, which required us to significantly accelerate our compliance efforts to, for example, engage our independent registered public accounting firm to attest to the effectiveness of our internal controls as required by Section 404(b) of the Sarbanes-Oxley Act in this Annual Report on Form 10-K.

Furthermore, as an emerging growth company, we had elected under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Due to our ceasing to be an emerging growth company on December 31, 2019, we are no longer eligible to delay adoption of such new or revised accounting pronouncements applicable to public companies.

As a result, we have incurred and expect to continue to incur significant additional costs beyond what we had planned as an emerging growth company. Also, due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-emerging growth companies, such as Section 404(b) of the Sarbanes-Oxley Act, on an accelerated timeframe, the risk of our non-compliance with such standards, rules and regulations or of significant deficiencies or material weaknesses in our internal controls over financial reporting is increased.

In addition, these public company requirements, including the enhanced requirements as a result of our losing emerging growth company status, may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock and preferred stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•	changes in government policies, regulations or laws;

•	the performance of our current properties and additional properties that we acquire;

•	our ability to make acquisitions on preferable terms or at all;

•	equity issuances by us, including issuances by us of shares of common stock in connection with exchanges of our Exchangeable Senior Notes or under our ATM Program, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	actual or anticipated accounting problems;

•	publication of research reports about us, the real estate industry or the cannabis industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we may incur in the future;

•	interest rate changes;

•	additions to or departures of our senior management team;

•	speculation in the press or investment community or negative press in general;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	failure to maintain our qualification as a REIT;

•	refusal of securities clearing firms to accept deposits of our securities;

•	a delisting of our common stock or preferred stock from the New York Stock Exchange (“NYSE”);

•	the realization of any of the other risk factors presented in this report;

•	actions by institutional stockholders;

•	price and volume fluctuations in the stock market generally; and

•	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

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

Furthermore, we filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

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

As of February 28, 2020, 17,035,660 shares of our common stock were issued and outstanding, and we had reserved an additional 761,091 shares of common stock for future issuance under our 2016 Omnibus Incentive Plan (the “2016 Plan”) and 2,100,307 shares potentially issuable upon exchange of our Exchangeable Senior Notes (based on the exchange rate as of February 28, 2020). In addition, as of February 28, 2020, we had approximately $61.4 million in shares of common stock available for future issuance under the ATM Program. The existence of operating partnership units, Exchangeable Senior Notes, shares of Series A Preferred Stock, shares of our common stock reserved for issuance under our 2016 Plan and shares available for future issuance under the ATM Program may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

We cannot assure you of our ability to make distributions in the future. We may be unable to pay or maintain cash dividends, and may borrow money, sell assets or use offering proceeds to make distributions to our stockholders, if we are unable to make distributions from cash flows from operations.

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain (which does not equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)), and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We may not continue our current level of distributions to stockholders. Our board of directors will determine future distributions based on a number of factors, including cash available for distribution, economic conditions, operating results, our financial condition, especially in relation to our anticipated future capital needs, then current expansion plans, the distribution requirements for REITs, and other factors our board deems relevant. In addition, we may borrow money, sell assets or use offering proceeds to make distributions to our stockholders, if we are unable to make distributions from cash flows from operations.

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

The market value of our common stock and Series A Preferred Stock is based primarily upon the market’s perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or re-financings, and is secondarily based upon the real estate market value of our underlying assets. For that reason, our stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would materially and adversely affect the market price of our common stock and Series A Preferred Stock.

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

We have made an election to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2017. We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT under the Code for such taxable year and all subsequent taxable years to date, and intend to continue to operate in such a manner in the future. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the “Service”) that we qualify as a REIT, and the statements in this report are not binding on the Service or any court. Qualification as a REIT involves the application of highly technical and complex Code provisions and regulations promulgated by the U.S. Treasury Department thereunder (“Treasury Regulations”) for which there are limited judicial and administrative interpretations. Accordingly, we cannot provide assurance that we will qualify or remain qualified as a REIT.

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

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax, including any applicable alternative minimum tax (for taxable years beginning before December 31, 2017), on our taxable income at regular corporate rates (and possibly increased state and local taxes. We will not be able to deduct distributions to our stockholders in any year in which we fail to qualify, nor will we be required to make distributions to our stockholders. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our stockholders. If we fail to qualify as a REIT, all distributions to stockholders, to the extent of current and accumulated earnings and profits, will be taxable to the stockholders as dividend income (which may be subject to tax at preferential rates) and corporate distributions may be eligible for the dividends received deduction if they satisfy the relevant provisions of the Code. Furthermore, if we fail to qualify as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. We might not be entitled to the statutory relief described in this paragraph in all circumstances.

The REIT distribution requirements could adversely affect our ability to execute our business plan, require us to borrow funds during unfavorable market conditions or subject us to tax, which would reduce the cash available for distribution to our stockholders.

To qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gain) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax. However, we can provide no assurances that we will have sufficient cash or other liquid assets to meet these requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for available funds or timing differences between tax reporting and cash receipts. In addition, if the Service were to disallow certain of our deductions, such as employee salaries, depreciation or interest expense, by alleging that we, through our rental agreements with our state-licensed medical cannabis tenants, are primarily or vicariously liable for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or otherwise, we would be unable to meet the distribution requirements and would fail to qualify as a REIT. Likewise, if any governmental entity were to impose fines on us for our business involvement in state-licensed medical-use cannabis, such fines would not be deductible and the inability to deduct such fines could also cause us to be unable to satisfy the distribution requirement.

We may also generate less cash flow than taxable income in a particular year. In such event, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or, to the extent possible, make a taxable distribution of our stock in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year. Under certain circumstances, we may be able to rectify a failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for dividends paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency dividends; however, we will be required to pay penalties and interest based upon the amount of any deduction taken for deficiency dividends. If we do not have sufficient cash to distribute, we may incur U.S. federal income tax, U.S. federal excise tax and/or our REIT status may be jeopardized.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans, certain kinds of mortgage-backed securities and certain securities issued by other REITs. The remainder of our investment in securities (other than government securities, securities of corporations that are treated as taxable REIT subsidiaries (“TRSs”), and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.

In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more TRSs, and, the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. If we fail to comply with these asset requirements at the end of any calendar quarter, we generally must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

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

We are subject to a 100% tax on any income from a prohibited transaction. “Prohibited transactions” generally include sales or other dispositions of property (other than property treated as foreclosure property under the Code) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business by a REIT, either directly or indirectly through certain pass-through subsidiaries. Although we do not intend to hold a significant amount of assets as inventory or primarily for sale to customers in the ordinary course of our business, the characterization of an asset sale as a prohibited transaction depends on the particular facts and circumstances. The Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. It is likely that we may sell certain properties that have not met all of the requirements of such safe harbor if we believe the transaction would not be a prohibited transaction based on a facts and circumstances analysis. If the Service were to successfully argue that such a sale was in fact a prohibited transaction, we would be subject to a 100% penalty tax with respect to such sale.

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

Non-corporate stockholders, including individuals, generally may deduct 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026. If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS, provided, however, losses in a TRS arising in taxable years beginning after December 31, 2017 may only be deducted against 80% of future taxable income in the TRS.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We purchase many properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the Service could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

It remains unclear what impact the rescission of the Cole Memo may have on our ability to qualify as a REIT. If rescission of the Cole Memo is followed by strict enforcement of federal prohibitions regarding cannabis, the Service could seek to apply the provisions of Section 280E of the Code to our company. Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of medical-use cannabis products. If the Service were to take the position that, through our rental agreements with our state-licensed medical-use cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or for any other violations of the CSA, the Service may apply the provisions of Section 280E of the Code to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to qualify as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2019, we owned the following 46 properties, which were 100% leased with a weighted-average remaining lease term of approximately 15.3 years:

Property	Market	Closing Date	Rentable Square Feet(1)	Investment(2)
				(In thousands)
Pharm AZ	Arizona	December 15, 2017	358,000	$18,000
Pharm AZ – Retail	Arizona	September 19, 2019	2,000	2,452	(3)
Sacramento CA	California	February 8, 2019	43,000	11,460
Southern CA Portfolio	California	April 16, 2019	102,000	27,097	(4)
DYME CA	California	July 23, 2019	35,000	13,000	(5)
Vertical CA Portfolio	California	Various	79,000	17,300	(6)
The Green Solution CO	Colorado	October 30, 2018	58,000	11,250
Trulieve FL	Florida	October 23, 2019	120,000	17,000
Ascend IL	Illinois	December 21, 2018	75,000	32,184	(7)
Cresco IL Portfolio	Illinois	October 22, 2019	90,000	35,484	(8)
PharmaCann IL	Illinois	October 30, 2019	66,000	18,000	(9)
Grassroots IL	Illinois	October 30, 2019	120,000	11,821	(10)
Holistic MD	Maryland	May 26, 2017	72,000	16,900
PharmaCann MA	Massachusetts	May 31, 2018	58,000	23,276	(11)
Holistic MA	Massachusetts	July 12, 2018	55,000	14,750
Trulieve MA	Massachusetts	July 26, 2019	150,000	6,071	(12)
Green Peak MI	Michigan	August 2, 2018	111,000	15,799	(13)
Emerald Growth MI	Michigan	June 7, 2019	45,000	9,710	(14)
Ascend MI	Michigan	July 2, 2019	145,000	4,750	(15)
LivWell MI	Michigan	October 9, 2019	156,000	25,640	(16)
Green Peak MI – Retail Portfolio	Michigan	Various	31,000	10,042	(17)
Vireo MN	Minnesota	November 8, 2017	89,000	7,385	(18)
MJardin NV	Nevada	July 12, 2019	43,000	7,375	(19)
PharmaCann NY	New York	December 19, 2016	127,000	30,000
Vireo NY	New York	October 23, 2017	40,000	6,261	(20)
Grassroots ND	North Dakota	December 20, 2019	33,000	9,910	(21)
PharmaCann OH	Ohio	March 13, 2019	58,000	16,146	(22)
Vireo OH	Ohio	May 14, 2019	11,000	3,550	(23)
Vireo PA	Pennsylvania	April 6, 2018	89,000	8,967	(24)
Maitri PA	Pennsylvania	April 24, 2019	51,000	10,795	(25)
Green Leaf PA	Pennsylvania	May 20, 2019	266,000	13,000
PharmaCann PA	Pennsylvania	August 9, 2019	54,000	1,687	(26)
GTI PA	Pennsylvania	November 12, 2019	148,000	20,300	(27)
Grassroots PA	Pennsylvania	December 20, 2019	72,000	14,220	(28)
Total			3,052,000	$491,582

(1)	Includes estimated rentable square feet at completion of construction.
(2)	Includes purchase price and development and tenant reimbursement commitments funded, if any. Excludes transaction costs and development and tenant reimbursement commitments not funded as of December 31, 2019.
(3)	Includes tenant improvement allowance funded of approximately $452,000 and excludes remaining tenant improvement allowance available of approximately $48,000.
(4)	Portfolio consists of four properties.
(5)	Excludes tenant improvement allowance available of $2.0 million which has not been requested by the tenant. Subsequent to the end of the year, in January 2020, the tenant defaulted on its obligations to pay rent to us pursuant to our lease.
(6)	Portfolio consists of three properties acquired on August 29, 2019 and one property acquired on September 11, 2019.
(7)	Includes tenant improvement allowance funded of approximately $13.2 million and excludes remaining tenant improvement allowance available of approximately $816,000.
(8)	Portfolio consists of two properties and includes tenant improvement allowance funded of approximately $2.7 million and excludes remaining tenant improvement allowance available of approximately $11.1 million.
(9)	Excludes tenant improvement allowance available of $7.0 million.
(10)	Includes tenant improvement allowance funded of approximately $1.3 million and excludes remaining tenant improvement allowance available of approximately $16.4 million.
(11)	Includes construction funding of approximately $20.3 million and excludes remaining construction funding available of approximately $3.2 million.
(12)	Includes tenant improvement allowance funded of approximately $2.6 million and excludes remaining tenant improvement allowance available of approximately $37.4 million.
(13)	Includes tenant improvement allowance funded of approximately $10.3 million and excludes remaining tenant improvement allowance available of approximately $15.2 million. Subsequent to December 31, 2019, on January 1, 2020, we amended this lease to eliminate the remaining tenant improvement allowance of approximately $15.2 million and reduced the rentable square feet under development by 55,000 square feet.
(14)	Includes tenant improvement allowance funded of approximately $2.9 million and excludes remaining tenant improvement allowance available of approximately $290,000.
(15)	Excludes tenant improvement allowance available of $15.0 million.
(16)	Includes tenant improvement allowance funded of approximately $6.6 million and excludes remaining tenant improvement allowance available of approximately $16.4 million.
(17)	Portfolio consists of six properties closing between October 25, 2019 and November 25, 2019. Excludes tenant improvement allowance available of approximately $1.2 million.
(18)	Includes tenant improvement allowance funded of approximately $4.4 million and excludes remaining tenant improvement allowance available of approximately $1.2 million.
(19)	Includes tenant improvement allowance funded of approximately $3.5 million and excludes remaining tenant improvement allowance available of approximately $2.2 million.
(20)	Includes tenant improvement allowance funded of approximately $2.9 million and excludes remaining tenant improvement allowance available of approximately $139,000.
(21)	Excludes tenant improvement allowance available of approximately $2.3 million.
(22)	Includes construction funding of approximately $15.4 million and excludes remaining construction funding available of approximately $3.9 million.

(23)	Includes tenant improvement allowance funded of approximately $2.5 million and excludes remaining tenant improvement allowance available of approximately $50,000.
(24)	Includes tenant improvement allowance funded of approximately $3.2 million and excludes remaining tenant improvement allowance available of approximately $633,000.
(25)	Includes tenant improvement allowance funded of approximately $4.5 million and excludes remaining tenant improvement allowance available of approximately $5.5 million.
(26)	Includes construction funding of approximately $745,000 and excludes remaining construction funding available of approximately $24.3 million. Amount also excludes $4.0 million in construction funding commitment which may be canceled by the tenant. Subsequent to December 31, 2019, in February 2020, the $4.0 construction funding commitment was canceled.
(27)	Excludes tenant improvement allowance available of $19.3 million.
(28)	Excludes tenant improvement allowance available of approximately $10.9 million.

See Item 1., “Business — Our Properties,” for more information about our properties.

ITEM 3. LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “IIPR.” As of February 28, 2020, there were 16 holders of record of our common shares. This number excludes our common shares owned by stockholders holding under nominee security position listings.

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

There were no unregistered sales of equity securities during the quarter ended December 31, 2019.

Information about our equity compensation plans and other related stockholder matters is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Stock Performance Graph

The following graph shows a comparison from December 1, 2016 (the date that our common stock first began trading on the NYSE) to December 31, 2019 of cumulative total shareholder return, calculated on a dividend reinvested basis, for Innovative Industrial Properties, Inc., the S&P 500 Stock Index, or the S&P 500, and the FTSE NAREIT All Equity REITs Index, or the Industry Index, which includes all tax-qualified equity REITs listed in the United States. Note that historic stock price performance is not necessarily indicative of future stock price performance. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Source: SNL Financial

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected consolidated financial and operating data on a historical basis. The following data should be read in conjunction with our financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the years ended December 31,			As of and for the period from June 15, 2016 (date of incorporation) through December 31,
	2019	2018	2017	2016
	(dollars in thousands, except per share data)
Statements of Operations:
Total revenues	$44,667	$14,787	$6,420	$267
Income / (loss) from operations	24,935	5,338	(223)	(4,446)
Net income / (loss)	23,475	6,985	(72)	(4,392)
Preferred stock dividends	(1,352)	(1,352)	(323)	—
Net income / (loss) attributable to common stockholders	22,123	5,633	(395)	(4,392)
Net income / (loss) attributable to common stockholders per share - basic	$2.06	$0.76	$(0.13)	$(4.56)
Net income / (loss) attributable to common stockholders per share - diluted	$2.03	$0.75	$(0.13)	$(4.56)
Cash dividends declared per common share	$2.83	$1.20	$0.55	$—
Cash dividends declared per preferred share	$2.25	$2.25	$0.5375	$—
Balance Sheet Data (at period end):
Total assets	$745,857	$281,466	$80,028	$63,327
Exchangeable senior notes, net	134,654	—	—	—
Total liabilities	197,847	17,174	6,479	2,888
Total equity	548,010	264,292	73,549	60,439
Other Data:
Cash flows provided by / (used in):
Operating activities	$44,934	$15,693	$5,015	$1,693
Investing activities	(340,630)	(199,255)	(38,645)	(30,032)
Financing activities	399,962	184,854	12,385	61,342

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A, “Risk Factors.”

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2019, we had 13 full-time employees. As of December 31, 2019, we owned 46 properties that were 100% leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 3.1 million rentable square feet in 14 states, with a weighted-average remaining lease term of approximately 15.3 years. As of December 31, 2019, we had invested an aggregate of approximately $491.6 million (consisting of purchase price and development and tenant reimbursement commitments funded, if any, but excluding transaction costs) and had committed an additional approximately $142.6 million to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties. These statistics do not include up to approximately $57.8 million, in the aggregate, that certain tenants may elect to be reimbursed in the future and pay the corresponding base rent pursuant to certain of our leases as follows: approximately $16.4 million pursuant to our lease with Grassroots at one of our Illinois properties, approximately $37.4 million pursuant to our lease with Trulieve at one of our Massachusetts properties and $4.0 million pursuant to our lease with PharmaCann at one of our Pennsylvania properties. Subsequent to December 31, 2019, in February 2020, the $4.0 million construction funding commitment related to our lease with PharmaCann at one of our Pennsylvania properties was canceled.

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

Rental Revenues

We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including:

•	our ability to enter into leases with increasing or market value rents for the properties that we acquire; and

•	rent collection, which primarily relates to each of our current and future tenant’s financial condition and ability to make rent payments to us on time.

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

Results of Operations

Investments

During the year ended December 31, 2019, we acquired the following properties (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet(1)	Initial Purchase Price	Transaction Costs	Total
Sacramento CA	California	February 8, 2019	43,000	$6,664	$35	$6,699	(2)
PharmaCann OH	Ohio	March 13, 2019	58,000	700	11	711	(3)
Southern CA Portfolio	California	April 16, 2019	102,000	27,097	51	27,148
Maitri PA	Pennsylvania	April 24, 2019	51,000	6,250	234	6,484	(4)
Vireo OH	Ohio	May 14, 2019	11,000	1,018	18	1,036	(5)
Green Leaf PA	Pennsylvania	May 20, 2019	266,000	13,000	207	13,207
Emerald Growth MI	Michigan	June 7, 2019	45,000	6,860	18	6,878	(6)
Ascend MI	Michigan	July 2, 2019	145,000	4,750	18	4,768	(7)
MJardin NV	Nevada	July 12, 2019	43,000	3,830	26	3,856	(8)
DYME CA	California	July 23, 2019	35,000	13,000	19	13,019	(9)
Trulieve MA	Massachusetts	July 26, 2019	150,000	3,500	25	3,525	(10)
PharmaCann PA	Pennsylvania	August 9, 2019	54,000	942	12	954	(11)
Vertical CA Portfolio	California	Various	79,000	17,300	32	17,332	(12)
The Pharm AZ - Retail	Arizona	September 19, 2019	2,000	2,000	27	2,027	(13)
LivWell MI	Michigan	October 9, 2019	156,000	19,000	28	19,028	(14)
Cresco IL Portfolio	Illinois	October 22, 2019	90,000	32,800	16	32,816	(15)
Trulieve FL	Florida	October 23, 2019	120,000	17,000	4	17,004
Green Peak MI – Retail Portfolio	Michigan	Various	31,000	10,042	32	10,074	(16)
PharmaCann IL	Illinois	October 30, 2019	66,000	18,000	8	18,008	(17)
Grassroots IL	Illinois	October 30, 2019	120,000	10,500	41	10,541	(18)
GTI PA	Pennsylvania	November 12, 2019	148,000	20,300	233	20,533	(19)
Grassroots ND	North Dakota	December 20, 2019	33,000	9,910	24	9,934	(20)
Grassroots PA	Pennsylvania	December 20, 2019	72,000	14,220	87	14,307	(21)
Total			1,920,000	$258,683	$1,206	$259,889	(22)

(1)	Includes expected rentable square feet at completion of construction of certain properties.

(2)	The seller of the property is expected to complete redevelopment of the property, for which we have agreed to provide reimbursement of up to approximately $4.8 million as additional purchase price. As of December 31, 2019, we incurred and funded the entire additional purchase price.
(3)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $19.3 million. As of December 31, 2019, we incurred approximately $16.0 million of the development costs, of which we funded approximately $15.4 million.
(4)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $10.0 million. As of December 31, 2019, we incurred approximately $6.0 million of the redevelopment costs, of which we funded approximately $4.5 million.
(5)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $2.6 million. As of December 31, 2019, we incurred and funded approximately $2.5 million of the redevelopment costs.
(6)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $3.1 million. As of December 31, 2019, we incurred approximately $3.1 million of the redevelopment costs, of which we funded approximately $2.9 million.
(7)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $15.0 million. As of December 31, 2019, we incurred approximately $1.8 million of the redevelopment costs, of which no amount was funded.
(8)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $5.8 million. As of December 31, 2019, we incurred approximately $4.1 million of the redevelopment costs, of which we funded approximately $3.5 million.
(9)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $2.0 million. As of December 31, 2019, no amount had been incurred. Subsequent to the end of the year, in January 2020, the tenant defaulted on its obligations to pay rent to us pursuant to our lease.
(10)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $40.0 million, which funding is subject to reduction at the tenant’s option until January 26, 2021. As of December 31, 2019, we have incurred approximately $4.3 million of the redevelopment costs, of which we funded approximately $2.6 million.
(11)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $25.1 million. The construction funding may be increased by up to an additional $4.0 million at PharmaCann’s election within the first nine months of the lease term, subject to the satisfaction of certain conditions. Subsequent to the end of the year, in February 2020, this optional $4.0 million in construction funding was canceled in its entirety. As of December 31, 2019, we incurred approximately $2.3 million of the development costs, of which we funded approximately $745,000.
(12)	Portfolio consists of four properties, with three properties closing on August 29, 2019 and the remaining property closing on September 11, 2019.
(13)	The tenant is expected to complete development of the property for which we have agreed to provide reimbursement of up to $500,000. As of December 31, 2019, we incurred $500,000 of the development costs, of which we funded approximately $452,000.
(14)	The tenant is expected to complete development of the property for which we have agreed to provide reimbursement of up to $23.0 million. As of December 31, 2019, we incurred approximately $9.0 million of the development costs, of which we funded approximately $6.6 million.

(15)	Portfolio consists of two properties. The tenant is expected to complete development of the properties for which we have agreed to provide reimbursement of up to approximately $13.8 million in the aggregate. As of December 31, 2019, we incurred approximately $9.6 of the development costs, of which we funded approximately $2.7 million.
(16)	Portfolio consists of six properties closing between October 25, 2019 and November 25, 2019. The tenant is expected to complete development of one of the properties for which we have agreed to provide reimbursement of up to approximately $1.2 million. As of December 31, 2019, we have incurred approximately $312,000 of the development costs, of which no amount was funded.
(17)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, which is expected complete the development of the property, for which we have agreed to provide reimbursement of up to $7.0 million. As of December 31, 2019, we have incurred approximately $321,000 of the development costs, of which no amount was funded.
(18)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $17.7 million, which funding is subject to reduction at the tenant’s option within the first nine months of the lease term. As of December 31, 2019, we have incurred approximately $1.9 million of the redevelopment costs, of which we funded approximately $1.3 million.
(19)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $19.3 million. As of December 31, 2019, we incurred approximately $970,000, of which no amount was funded.
(20)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $2.3 million. As of December 31, 2019, we incurred approximately $1.2 million, of which no amount was funded.
(21)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $10.9 million. As of December 31, 2019, we incurred approximately $1.1 million, of which no amount was funded.
(22)	Approximately $28.2 million was allocated to land and approximately $231.7 million was allocated to buildings and improvements.

In addition, in June 2019, we amended our lease with Green Peak Industries, LLC (“Green Peak”) at one of our Michigan properties, making available an additional $18.0 million in funding for further expansion of cannabis cultivation and processing facilities at the property, increasing the total tenant improvement allowance to $25.5 million. As of December 31, 2019, we incurred and funded approximately $10.3 million of the redevelopment costs and our total investment in the property was approximately $15.8 million. Subsequent to December 31, 2019, in January 2020, we amended the lease with Green Peak which, among other things, canceled the remaining tenant improvement allowance of approximately $15.2 million and adjusted the corresponding base rent.

In September 2019, we amended our lease with a wholly owned subsidiary of Ascend Wellness Holdings, LLC at one of our Illinois properties, making available an additional $8.0 million in funding for further expansion of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be $14.0 million and our total investment in the property will be $33.0 million. As of December 31, 2019, we incurred $14.0 million of the redevelopment costs, of which approximately $13.2 million was funded.

In September 2019, we amended our lease with Holistic Industries, Inc. (“Holistic”) at one of our Massachusetts properties, making available up to $2.0 million in reimbursement for tenant improvements at the property. As of December 31, 2019, the entire amount was incurred and funded.

In September 2019, we amended our lease and development agreement with a subsidiary of PharmaCann at one of our Massachusetts properties, making available an additional $8.0 million in construction funding for further development of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total construction funding will be $23.5 million and our total investment in the property will be $26.5 million. As of December 31, 2019, we incurred approximately $21.8 million of the redevelopment costs, of which $20.3 million was funded. Subsequent to December 31, 2019, in February 2020, we made available an additional $4.0 million in construction funding commitment for further development of the property.

In September 2019, we amended our lease with a subsidiary of Vireo Health, Inc. at our Minnesota property, making available an additional $2.6 million in reimbursement for tenant improvements at the property. Assuming full payment of the additional funding, our total tenant improvements will be approximately $5.6 million and our total investment in the property will be $8.6 million. As of December 31, 2019, we incurred approximately $5.2 million of the redevelopment costs, of which $4.4 million was funded.

Comparison of the Years Ended December 31, 2019, 2018 and 2017 (in thousands)

				Increase / (Decrease)
	Years Ended December 31,			2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
Revenues:
Rental (excluding tenant reimbursements)	$43,352	$14,342	$6,302	$29,010	$8,040
Tenant reimbursements	1,315	445	118	870	327
Total revenues	44,667	14,787	6,420	29,880	8,367

Expenses:
Property expenses	1,315	445	118	870	327
General and administrative expenses	9,818	6,375	5,497	3,443	878
Severance	—	—	113	—	(113)
Depreciation expense	8,599	2,629	915	5,970	1,714
Total expense	19,732	9,449	6,643	10,283	2,806
Income / (loss) from operations	24,935	5,338	(223)	19,597	5,561
Interest and other income	4,846	1,647	151	3,199	1,496
Interest expense	(6,306)	—	—	(6,306)	—
Net income / (loss)	23,475	6,985	(72)	16,490	7,057
Preferred stock dividend	(1,352)	(1,352)	(323)	—	(1,029)
Net income / (loss) attributable to common stockholders	$22,123	$5,633	$(395)	$16,490	$6,028

Revenues

Rental (excluding tenant reimbursements). Rental revenues for the year ended December 31, 2019 increased by approximately $29.0 million, or 202%, to approximately $43.4 million, compared to approximately $14.3 million for the year ended December 31, 2018. The increase in rental revenue was attributable to:

•	The 35 properties we acquired 2019 which generated approximately $15.7 million of rental revenue in 2019;

•	The six properties we acquired in 2018 which generated approximately $14.7 million of rental revenue in 2019, including related rents on the amendments which increased the tenant improvement allowances on five of the leases, compared to approximately $2.8 million in 2018, an increase of approximately $11.9 million; and

•	The amendments to increase the tenant improvement allowances of two properties we acquired prior to 2018 and the annual rent escalations on the five properties we acquired prior to 2018 which resulted in approximately $1.4 million in additional rental revenue during the year ended December 31, 2019.

Rental revenues for the year ended December 31, 2018 increased by approximately $8.0 million, or 128%, to approximately $14.3 million, compared to approximately $6.3 million for the year ended December 31, 2017. The increase in rental revenue was attributable to:

•	The six properties we acquired 2018 which generated approximately $2.8 million of rental revenue in 2018;

•	The four properties we acquired in 2017 which generated approximately $6.3 million of rental revenue in 2018, compared to approximately $1.2 million in 2017, an increase of approximately $5.1 million; and

•	The annual rent escalation on the first property we acquired in 2016 which resulted in approximately $100,000 in additional rental revenue during the year ended December 31, 2018.

Tenant Reimbursements. Tenant reimbursements related to reimbursements by tenants for property insurance premiums and property taxes paid at certain properties. The increase in tenant reimbursements for each year primarily related to the additional properties that we acquired over the three years.

Expenses

Property Expenses. Property expenses related to property insurance premiums and property taxes paid at certain of our properties, which were reimbursed by the tenants. The increase in property expenses for each year primarily related to the additional properties that we acquired over the three years.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2019 increased by approximately $3.4 million, or 54%, to approximately $9.8 million, compared to $6.4 million for the year ended December 31, 2018. The increase in general and administrative expense was primarily due to higher compensation to employees, the hiring of additional employees and higher public company, travel and occupancy costs.

General and administrative expense for the year ended December 31, 2018 increased by approximately $878,000, or 16%, to approximately $6.4 million, compared to $5.5 million for the year ended December 31, 2017. The increase in general and administrative expense was primarily due to higher cash compensation to employees and higher public company, travel and occupancy costs, partially offset by a decrease in non-cash stock-based compensation.

Compensation expense for the years ended December 31, 2019, 2018 and 2017 included approximately $2.5 million, $1.5 million and $1.7 million, respectively, of non-cash stock-based compensation.

Severance. During the year ended December 31, 2017, we incurred $113,000 in severance expense related to the cessation of employment of one of our executive officers in June 2017.

Depreciation Expense. The increase in depreciation expense for each year was related to depreciation on properties that we acquired in the respective current and prior years, and the placement into service of tenant improvements and construction funding at certain of our properties.

Interest and Other Income. Interest and other income primarily related to interest earned on our short-term investments and cash and cash equivalents. The increase in interest and other income for each year was due to amortization of discounts on short-term investments and higher interest bearing investments and cash balances, as a result of the net proceeds received from our Series A Preferred Stock offering completed in 2017, common stock offerings completed in 2017, 2018 and 2019 and Exchangeable Senior Notes offering completed in 2019.

Interest Expense. Interest expense related to our Exchangeable Senior Notes issued in February 2019.

Preferred Stock Dividend. Preferred stock dividend related to dividends for our Series A Preferred Stock, which we issued in October 2017.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 8, “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$44,934	$15,693	$5,015
Net cash used in investing activities	(340,630)	(199,255)	(38,645)
Net cash provided by financing activities	399,962	184,854	12,385
Ending cash and cash equivalents and restricted cash balance	117,316	13,050	11,758

Cash flows provided by operating activities for the years ended December 31, 2019, 2018 and 2017 were approximately $44.9 million, $15.7 million and $5.0 million, respectively. Cash flows provided by operating activities primarily related to contractual rent and security deposits from our properties, partially offset by general and administrative expenses. Cash flows provided by operating activities increased from 2017 to 2018 and from 2018 to 2019 primarily due to leases for properties we acquired during these time periods, annual escalations of base rent on our leases, and amendments to existing leases to increase tenant improvement allowances at those properties, which resulted in a corresponding increase in base rents, partially offset by higher cash compensation to employees and higher public company, travel and occupancy costs.

Cash flows used in investing activities for the year ended December 31, 2019 were approximately $340.6 million, related to the purchases of properties and funding of a portion of the tenant improvement allowances, construction funding and net purchases and maturities of short-term investments.

Cash flows used in investing activities for the year ended December 31, 2018 were approximately $199.3 million, related to the purchases of properties and funding of a portion of the tenant improvement allowances, construction funding and net purchases and maturities of short-term investments.

Cash flows used in investing activities for the year ended December 31, 2017 were approximately $38.6 million, relating to the purchases of properties and the subsequent funding of certain tenant improvements at one of those properties.

Cash flows provided by financing activities for the year ended December 31, 2019 were approximately $400.0 million, primarily related to approximately $286.3 million in net proceeds from our follow-on public offering of common stock completed in July 2019 and sales of common stock during 2019 under our ATM Program, and approximately $138.5 million in net proceeds from the issuance of our Exchangeable Senior Notes in February 2019, partially offset by approximately $23.9 million in dividend payments to holders of our common stock and Series A Preferred Stock and approximately $939,000 in withholding taxes paid by us related to net share settlement of restricted stock awards that vested for certain employees.

Cash flows provided by financing activities for the year ended December 31, 2018 were approximately $184.9 million, primarily related to approximately $193.2 million in net proceeds from our follow-on public offerings of common stock completed in January and October 2018, partially offset by approximately $7.9 million in dividend payments to holders of our common stock and Series A Preferred Stock and approximately $390,000 in withholding taxes paid by us related to net share settlement of restricted stock awards that vested for certain employees.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, service our Exchangeable Senior Notes and meet other general business needs.

Sources and Uses of Cash

We derive all of our revenues from the leasing of our properties, collecting rental income and operating expense reimbursements based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

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

In September 2019, we entered into equity distribution agreements with three sales agents, pursuant to which we may offer and sell from time to time through the ATM Program up to $250.0 million in shares of our common stock. As of December 31, 2019, we sold 1,330,500 shares of our common stock for net proceeds of approximately $106.5 million under the ATM Program. Subsequent to December 31, 2019, in January 2020, we sold 998,282 shares of our common stock for net proceeds of approximately $78.3 million under the ATM Program

Subsequent to the end of the year, in January 2020, we issued 3,412,969 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 445,170 shares, resulting in gross proceeds of approximately $250.0 million.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

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

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2019, we declared cash dividends on our common stock totaling $2.83 per share, and cash dividends on our Series A Preferred Stock totaling $2.25 per share. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Exchangeable Senior Notes, and make accretive new investments.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

Payments Due by Year	Exchangeable Senior Notes	Interest	Office Rent	Total
2020	$—	$5,391	$152	$5,543
2021	—	5,391	235	5,626
2022	—	5,391	242	5,633
2023	—	5,391	249	5,640
2024	143,750	764	256	144,770
Thereafter	—	—	88	88
Total	$143,750	$22,328	$1,222	$167,300

Additionally, as of December 31, 2019, we had approximately $92.1 million outstanding in commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and approximately $1.7 million, $3.3 million and $22.8 million of commitments relating to construction funding for the development of the properties in Massachusetts, Ohio and Pennsylvania, which the tenant has agreed to use commercially reasonable efforts to complete by March 31, 2020, June 13, 2020 and February 9, 2021, respectively. These amounts do not include up to approximately $57.8 million, in the aggregate, that certain tenants may elect to be reimbursed in the future and pay the corresponding base rent pursuant to certain of our leases as follows: approximately $16.4 million pursuant to our lease with Grassroots at one of our Illinois properties, approximately $37.4 million pursuant to our lease with Trulieve at one of our Massachusetts properties and $4.0 million pursuant to our lease with PharmaCann at one of our Pennsylvania properties. Subsequent to December 31, 2019, in February 2020, the $4.0 million construction funding commitment related to our lease with PharmaCann at one of our Pennsylvania properties was canceled.

Non-GAAP Financial Information and Other Metrics

Funds from Operations and Adjusted Funds from Operations

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

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization and impairment related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.”

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

Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adding to FFO certain non-cash or infrequent or unpredictable expenses which may impact comparability, consisting of non-cash stock-based compensation expense, non-cash interest expense and severance expense.

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

The table below is a reconciliation of net income (loss) attributable to common stockholders to FFO and AFFO for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2019	2018	2017
Net income / (loss) attributable to common stockholders	$22,123	$5,633	$(395)
Real estate depreciation	8,599	2,629	915
FFO available to common stockholders	$30,722	$8,262	$520
Stock-based compensation	2,495	1,465	1,719
Severance	—	—	113
Non-cash interest expense	1,678	—	—
AFFO available to common stockholders	$34,895	$9,727	$2,352
FFO per common share – basic	$2.91	$1.16	$0.15
FFO per common share – diluted	$2.88	$1.13	$0.15
AFFO per common share – basic	$3.31	$1.36	$0.70
AFFO per common share – diluted	$3.27	$1.34	$0.67
Weighted-average common shares outstanding – basic	10,546,016	7,138,952	3,375,284
Weighted-average common shares outstanding – diluted	10,684,068	7,285,801	3,507,145

The table below is a reconciliation of quarterly net income available to common stockholders to FFO and AFFO for the years ended December 31, 2019 and 2018 (in thousands, except share and per share amounts):

	Three Months Ended(1)
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net income available to common stockholders	$9,564	$6,182	$3,074	$3,303
Real estate depreciation	3,545	2,221	1,615	1,218
FFO available to common stockholders	$13,109	$8,403	$4,689	$4,521
Stock-based compensation	654	655	623	563
Non-cash interest expense	497	489	484	208
AFFO available to common stockholders	$14,260	$9,547	$5,796	$5,292
FFO per common share – basic	$1.10	$0.77	$0.49	$0.47
FFO per common share – diluted	$1.09	$0.76	$0.48	$0.46
AFFO per common share – basic	$1.20	$0.87	$0.60	$0.55
AFFO per common share – diluted	$1.18	$0.86	$0.59	$0.54
Weighted-average common shares outstanding – basic	11,905,021	10,918,477	9,667,079	9,664,775
Weighted-average common shares outstanding - diluted	12,044,602	11,057,697	9,807,503	9,797,676

	Three Months Ended(1)
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net income available to common stockholders	$2,328	$1,494	$1,204	$607
Real estate depreciation	914	703	536	476
FFO available to common stockholders	$3,242	$2,197	$1,740	$1,083
Stock-based compensation	386	386	363	330
AFFO available to common stockholders	$3,628	$2,583	$2,103	$1,413
FFO per common share – basic	$0.35	$0.33	$0.26	$0.18
FFO per common share – diluted	$0.34	$0.32	$0.26	$0.18
AFFO per common share – basic	$0.39	$0.39	$0.32	$0.24
AFFO per common share – diluted	$0.38	$0.38	$0.31	$0.23
Weighted-average common shares outstanding – basic	9,367,148	6,636,638	6,635,651	5,883,610
Weighted-average common shares outstanding - diluted	9,515,800	6,785,800	6,783,674	6,025,067

(1)	The sum of quarterly financial data may vary from annual data due to rounding.

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

As of December 31, 2019, our average current yield on invested capital was approximately 13.6% for the 46 properties that we owned, calculated as (a) the sum of the current base rents, supplemental rent (with respect to the lease with PharmaCann at one of our New York properties) and property management fees (after the expiration of applicable base rent abatement or deferral periods), divided by (b) our aggregate investment in these properties (excluding transaction costs and including aggregate potential development/redevelopment funding and tenant reimbursements of approximately $142.6 million). These statistics do not include up to approximately $57.8 million, in the aggregate, that certain tenants may elect to be reimbursed in the future and pay the corresponding base rent pursuant to certain of our leases as follows: approximately $16.4 million pursuant to our lease with Grassroots at one of our Illinois properties, approximately $37.4 million pursuant to our lease with Trulieve at one of our Massachusetts properties and $4.0 million pursuant to our lease with PharmaCann at one of our Pennsylvania properties. Subsequent to December 31, 2019, in February 2020, the $4.0 million construction funding commitment related to our lease with PharmaCann at one of our Pennsylvania properties was canceled.

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

We review current activities and changes in the business conditions of all of our properties to determine the existence of any triggering events or impairment indicators requiring an impairment analysis. If triggering events or impairment indicators are identified, we review an estimate of the future undiscounted cash flows for the properties, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

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

Revenue Recognition

Our existing tenant leases and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fees. We account for our leases as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of lease payments is not probable. Rental increases based upon changes in the U.S. Consumer Price Index (“CPI”) are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental revenue in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

We record revenue for each of our properties on a cash basis due to the uncertain regulatory environment in the United States relating to the medical-use cannabis industry and the uncertainty of collectability of lease payments from each tenant due to its limited operating history.

Exchangeable Notes

The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification requires the liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of exchangeable notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes as of the respective issuance dates based on our estimated nonexchangeable debt borrowing rate with the assistance of a third-party valuation specialist as we do not have a history of borrowing arrangements and there is limited empirical data available related to the Company’s industry due to the regulatory uncertainty of the cannabis market in which the Company’s tenants operate. The equity component of our Exchangeable Senior Notes is reflected within additional paid-in capital on our consolidated balance sheets, and the resulting debt discount is amortized over the period during which the Exchangeable Senior Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to our Exchangeable Senior Notes will increase in subsequent periods through the maturity date as the Exchangeable Senior Notes accrete to the par value over the same period.

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and was effective for the Company for its consolidated financial statements for the year ended December 31, 2019, as a result of the Company ceasing to be an emerging growth company on December 31, 2019. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

We adopted Topic 842 effective as of January 1, 2019 using the effective date method and elected the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately. We also elected the lessor practical expedient, allowing us to continue to amortize previously capitalized initial direct leasing costs incurred prior to the adoption of Topic 842.

As lessee, at December 31, 2019, we recognized a liability to account for our future obligations related to our corporate office lease, which has a remaining lease term of approximately 5.3 years, excluding the extension option that we are not reasonably certain to exercise, and a corresponding right-of-use asset. The lease liability is measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance in Topic 842. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant's option. Our leases continued to be classified as operating leases under Topic 842 and we continue to record revenue for each of our properties on a cash basis. Our tenant reimbursable revenue and property expenses continue to be presented on a gross basis as rental revenue and as property expenses, respectively, on our consolidated statements of operations.

Two of our leases that were entered into prior to 2019 provide the lessee with a purchase option to purchase the leased property upon the occurrence of certain events or at the end of the initial lease term. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than our gross investment in the property at the time of the purchase. At December 31, 2019, our gross investment in the two properties with the purchase options was approximately $41.9 million in the aggregate. At December 31, 2019, none of the purchase options were exercisable.

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

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning in 2018. See also Item 1A, “Risk Factors,” under the caption “Legislative, regulatory or administrative changes could adversely affect us or our stockholders.”

Adoption of New or Revised Accounting Standards

Prior to December 31, 2019, as an “emerging growth company” under the JOBS Act, we took advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We ceased being emerging growth company on December 31, 2019 and as a result, are no longer eligible to delay adoption of such new or revised accounting pronouncements applicable to public companies.

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

Interest Rate Risk

In February 2019, our Operating Partnership issued $143.75 million aggregate principal amount of the Exchangeable Senior Notes, which bears interest at a fixed rate of 3.75% per annum until maturity. The Exchangeable Senior Notes are the only debt we have outstanding. At this time, we have no plans to issue additional debt instruments. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

Impact of Inflation

We enter into leases that generally provide for annual fixed increases in rent, and in certain cases have entered into leases that provide for annual increases in rent equal to the greater of a fixed increase and the increase in annual CPI. We expect these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Seasonality

We do not expect our business to be subject to material seasonal fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Exchangeable Senior Notes bears interest at a fixed rate of 3.75% per annum until maturity and is the only debt we have outstanding.

Our investments in short-term money market funds, certificates of deposit and short-term investments in obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are less sensitive to market fluctuations than a portfolio of long-term securities. Accordingly, we believe that a significant change in interest rates would not have a material effect on consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2019 (the end of the period covered by this Annual Report).

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)).  Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2019, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our principal executive officer and financial officer concluded that our internal controls, as of December 31, 2019, were effective.  BDO USA, LLP has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on Internal Control over Financial Reporting

We have audited Innovative Industrial Properties, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule, and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

San Diego, California

March 2, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference. Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management, our equity compensation plans and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) and (2) Financial Statements and Schedule:

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.

(3) Exhibits

Exhibit Number	Description of Exhibit
1.1	Form of Equity Distribution Agreement, dated as of September 20, 2019, between Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and each sales agent.(1)
3.1	Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary Classifying Innovative Industrial Properties, Inc.’s 9.00% Series A Cumulative Redeemable Preferred Stock).(2)
3.2	Amended and Restated Bylaws of Innovative Industrial Properties, Inc.(3)
4.1	Form of Certificate for Common Stock.(4)
4.2	Indenture, dated as of February 21, 2019, among IIP Operating Partnership, LP, as issuer, Innovative Industrial Properties, Inc. and the subsidiaries of IIP Operating Partnership, LP, as guarantors, and GLAS Trust Company LLC, as trustee, including the Form of Note representing IIP Operating Partnership, LP’s 3.75% Exchangeable Senior Notes due 2024.(5)
10.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(3)
10.2+	2016 Omnibus Incentive Plan.(3)
10.3+	Form of Restricted Stock Award Agreement for Officers.(6)
10.4+	Form of Restricted Stock Award Agreement for Directors.(6)
10.5+	Form of Restricted Stock Unit Agreement.(7)
10.6+	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(3)
10.7+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(8)
10.8+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(8)
10.9+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(8)
10.10+	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(9)
10.11+	Director Compensation Policy.(10)
10.12+	Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan.(11)
10.13	Lease Agreement, dated as of December 19, 2016, between IIP-NY 1 LLC and PharmaCann LLC.(12)
10.14	Lease Agreement, dated as of May 26, 2017, between IIP-MD 1 LLC and Holistic Industries LLC.(13)
10.15	First Amendment dated September 25, 2017 to Lease Agreement, dated as of May 26, 2017, between IIP-MD 1 LLC and Holistic Industries LLC.(14)
10.16	Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(15)
10.17	First Amendment dated November 13, 2018 to Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(16)
10.18	Second Amendment dated September 24, 2019 to Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(17)
10.19	Third Amendment dated February 24, 2020 to Lease Agreement dated May 31, 2018 between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(21)
10.20	Development Agreement, dated as of May 31, 2018, between PharmaCannis Massachusetts Inc., IIP-MA 1 LLC and IIP Operating Partnership, LP.(15)

10.21	First Amendment dated July 26, 2019 to Development Agreement, dated as of May 31, 2018, between PharmaCannis Massachusetts Inc., IIP-MA 1 LLC and IIP Operating Partnership, LP.(17)
10.22	Second Amendment dated September 24, 2019 to Development Agreement, dated as of May 31, 2018, between PharmaCannis Massachusetts Inc., IIP-MA 1 LLC and IIP Operating Partnership, LP.(17)
10.23	Third Amendment dated February 24, 2020 to Development Agreement dated May 31, 2018 between IIP-MA 1 LLC, IIP Operating Partnership, LP and PharmaCannis Massachusetts Inc.(21)
10.24	Lease Agreement, dated as of March 13, 2019, between IIP-OH 1 LLC and PharmaCann Ohio LLC(18)
10.25	Development Agreement, dated as of March 13, 2019, between PharmaCann Ohio LLC, IIP-OH 1 LLC and IIP Operating Partnership, LP.(18)
10.26	Lease Agreement, dated as of August 9, 2019, between IIP-PA 4 LLC and PharmaCann Penn Plant LLC.(19)
10.27	Development Agreement, dated as of August 9, 2019, between PharmaCann Penn Plant LLC, IIP-PA 4 LLC and IIP Operating Partnership, LP.(19)
10.28	Lease Agreement, dated as of October 30, 2019, between IIP-IL 3 LLC and PharmaCann LLC.(20)
10.29	Development Agreement, dated as of October 30, 2019, between PharmaCann LLC, IIP-IL 3 LLC and IIP Operating Partnership, LP.(20)
21.1*	List of Subsidiaries of Innovative Industrial Properties, Inc.
23.1*	Consent of BDO USA, LLP.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

+ Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 20, 2019.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017.
(3)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(4)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.
(5)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 21, 2019.
(6)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(7)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2020.
(8)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(9)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(10)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019.
(11)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2019.
(12)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2016.
(13)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 30, 2017.
(14)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 25, 2017.
(15)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 31, 2018.
(16)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2019.
(17)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 25, 2019.
(18)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2019.
(19)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2019.
(20)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 5, 2019.

(21)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 25, 2020.

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
Dated March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan Gold	Executive Chairman	March 2, 2020
Alan Gold

/s/ Gary Kreitzer	Vice Chairman	March 2, 2020
Gary Kreitzer

/s/ Mary Curran	Director	March 2, 2020
Mary Curran

/s/ Paul Smithers	President, Chief Executive Officer and Director	March 2, 2020
Paul Smithers

/s/ Scott Shoemaker	Director	March 2, 2020
Scott Shoemaker

/s/ David Stecher	Director	March 2, 2020
David Stecher

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Industrial Properties, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of the Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Acquisitions - Fair Value of Assets Acquired

As described in Notes 2 and 6 to the Company’s consolidated financial statements, the Company’s consolidated real estate acquisitions totaled approximately $260 million for the year ended December 31, 2019. Certain of the 2019 acquisitions involved significant judgments in estimating the fair values of the assets acquired for which management obtained assistance from third-party valuation specialists.

We identified the estimation of the fair values of the land acquired for certain of the 2019 property acquisitions as a critical audit matter due to the limited number of recent comparable transactions. Auditing these elements involved a high degree of auditor judgment and subjectivity in performing procedures and evaluating the reasonableness of the key valuation inputs and assumptions relating to the fair value estimates for land including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the reasonableness of the key valuation inputs and assumptions used by the Company as compared to relevant market data.

•	Utilizing personnel with specialized knowledge and skill in valuation to assist in the evaluation of the assumptions and methodologies used in the preparation of the fair value measurements for the land acquired.

Nonexchangeable Debt Borrowing Rate

As described in Notes 2 and 7 to the Company’s consolidated financial statements, the Company issued $143.75 million of 3.75% Exchangeable Senior Notes during the year ended December 31, 2019. The debt and equity ("conversion option") components of exchangeable debt instruments that may be settled in cash upon conversion are accounted for separately. The separation of these components is determined by calculating the value of nonexchangeable debt using the Company's estimated nonexchangeable debt borrowing rate. Management applied significant judgment in estimating the Company’s nonexchangeable debt borrowing rate with the assistance of a third-party valuation specialist.

We identified the estimation of the nonexchangeable debt borrowing rate as a critical audit matter. The principal considerations for our determination are the absence of comparable historical borrowing arrangements for the Company and insufficient empirical data related to the Company’s industry due to the regulatory uncertainty of the industry in which the Company’s tenants operate. Auditing these considerations involved a high degree of auditor judgment including the extent of specialized skills and knowledge needed.

The primary procedure we performed to address this critical audit matter included:

•	Utilizing personnel with specialized knowledge and skill in valuation to develop an independent estimate of the fair value of the nonexchangeable debt using our estimated nonexchangeable debt borrowing rate to compare against the Company’s determined value of the nonexchangeable debt.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

San Diego, California

March 2, 2020

Innovative Industrial Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

Assets	December 31, 2019	December 31, 2018
Real estate, at cost:
Land	$48,652	$20,475
Buildings and improvements	382,035	109,425
Tenant improvements	87,344	14,732
Construction in progress	—	6,298
Total real estate, at cost	518,031	150,930
Less accumulated depreciation	(12,170)	(3,571)
Net real estate held for investment	505,861	147,359
Cash and cash equivalents	82,244	13,050
Restricted cash	35,072	—
Investments	119,595	120,443
Right of use office lease asset	1,202	—
Other assets, net	1,883	614
Total assets	$745,857	$281,466

Liabilities and stockholders’ equity
Exchangeable senior notes, net	$134,654	$—
Tenant improvements and construction funding payable	24,968	2,433
Accounts payable and accrued expenses	3,417	1,968
Dividends payable	12,975	3,759
Office lease liability	1,202	—
Rent received in advance and tenant security deposits	20,631	9,014
Total liabilities	197,847	17,174

Commitments and contingencies (Notes 6 and 11)

Stockholders’ equity
Preferred stock (par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at December 31, 2019 and 2018	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 12,637,043 and 9,775,800 shares issued and outstanding at December 31, 2019 and 2018, respectively	13	10
Additional paid-in-capital	553,932	260,540
Dividends in excess of earnings	(19,944)	(10,267)
Total stockholders’ equity	548,010	264,292
Total liabilities and stockholders’ equity	$745,857	$281,466

See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental (including tenant reimbursements)	$44,667	$14,787	$6,420
Total revenues	44,667	14,787	6,420

Expenses:
Property expenses	1,315	445	118
General and administrative expense	9,818	6,375	5,497
Severance	—	—	113
Depreciation expense	8,599	2,629	915
Total expenses	19,732	9,449	6,643
Income / (loss) from operations	24,935	5,338	(223)
Interest and other income	4,846	1,647	151
Interest expense	(6,306)	—	—
Net income / (loss)	23,475	6,985	(72)
Preferred stock dividend	(1,352)	(1,352)	(323)
Net income / (loss) attributable to common stockholders	$22,123	$5,633	$(395)
Net income / (loss) attributable to common stockholders per share (Note 8)
Basic	$2.06	$0.76	$(0.13)
Diluted	$2.03	$0.75	$(0.13)
Weighted average common shares outstanding:
Basic	10,546,016	7,138,952	3,375,284
Diluted	10,684,068	7,285,801	3,375,284

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In-Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
Balance, December 31, 2016	$—	3,416,508	$3	$64,828	$(4,392)	$60,439
Net loss	—	—	—	—	(72)	(72)
Reclassification of Class A and Class B common stock to common stock	—	*	*	—	—	—
Net proceeds from sale of preferred stock	14,009	—	—	—	—	14,009
Preferred stock dividend	—	—	—	—	(323)	(323)
Common stock dividend	—	—	—	—	(1,925)	(1,925)
Net issuance of unvested restricted stock	—	84,639	—	(298)	—	(298)
Stock based compensation	—	—	1	1,718	—	1,719
Balance, December 31, 2017	14,009	3,501,147	4	66,248	(6,712)	73,549
Net income	—	—	—	—	6,985	6,985
Net proceeds from sale of common stock	—	6,210,000	6	193,217	—	193,223
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(9,188)	(9,188)
Net issuance of unvested restricted stock	—	64,653	—	(390)	—	(390)
Stock based compensation	—	—	—	1,465	—	1,465
Balance, December 31, 2018	14,009	9,775,800	10	260,540	(10,267)	264,292
Net income	—	—	—	—	23,475	23,475
Equity component of exchangeable senior notes	—	—	—	5,569	—	5,569
Net proceeds from sale of common stock	—	2,825,500	3	286,267	—	286,270
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(31,800)	(31,800)
Net issuance of unvested restricted stock	—	35,743	—	(939)	—	(939)
Stock-based compensation	—	—	—	2,495	—	2,495
Balance, December 31, 2019	$14,009	12,637,043	$13	$553,932	$(19,944)	$548,010

* Effective as of January 26, 2017, each share of the Company’s outstanding Class A common stock and Class B common stock was reclassified as, and became one share of, a new single class of common stock named “common stock”. There were no shares of Class B common stock outstanding as of January 26, 2017, as all such shares were redeemed by the Company for $0.001 per share (par value) immediately prior to the Company’s initial public offering in December 2016.

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income / (loss)	$23,475	$6,985	$(72)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities
Depreciation	8,599	2,629	915
Stock-based compensation	2,495	1,465	1,719
Amortization of discounts on short-term investments	(3,738)	(955)	—
Amortization of debt discounts and issuance costs	1,678	—	—
Changes in assets and liabilities:
Other assets, net	(619)	(173)	(155)
Accounts payable and accrued expenses	1,427	886	992
Rent received in advance and tenant security deposits	11,617	4,856	1,616
Net cash provided by operating activities	44,934	15,693	5,015

Cash Flows from Investing Activities:
Purchases of investments in real estate	(259,889)	(57,474)	(32,734)
Reimbursements of tenant improvements and construction funding	(84,677)	(22,293)	(5,911)
Deposits in escrow for acquisitions	(650)	—	—
Purchases of short-term investments	(255,664)	(184,988)	—
Maturities of short-term investments	260,250	65,500	—
Net cash used in investing activities	(340,630)	(199,255)	(38,645)

Cash Flows from Financing Activities:
Issuance of common stock, net of offering costs	286,292	193,223	—
Payment of Class A common stock offering costs	—	—	(276)
Issuance of Series A Preferred Stock, net of offering costs	—	—	14,009
Net proceeds from issuance of exchangeable senior notes	138,545	—	—
Dividends paid to common stockholders	(22,584)	(6,642)	(1,050)
Dividends paid to preferred stockholders	(1,352)	(1,337)	—
Taxes paid related to net share settlement of equity awards	(939)	(390)	(298)
Net cash provided by financing activities	399,962	184,854	12,385
Net increase (decrease) in cash, cash equivalents and restricted cash	104,266	1,292	(21,245)
Cash, cash equivalents and restricted cash, beginning of period	13,050	11,758	33,003
Cash, cash equivalents and restricted cash, end of period	$117,316	$13,050	$11,758

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,055	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrual for reimbursements of tenant improvements and construction funding	$24,968	$2,433	$20
Accrual for common and preferred stock dividends declared	12,975	3,759	1,198
Accrual for stock issuance costs	22	—	41
Operating lease liability for obtaining right of use asset	1,211	—	—

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

Reportable Segment. We are engaged in the business of providing real estate for the regulated cannabis industries. Our properties are similar in that they are leased to the state-licensed operators on long-term triple-net basis, consist of improvements that are reusable and have similar economic characteristics. Our chief operating decision makers review financial information for our entire consolidated operations when making decisions related to assessing our operating performance. We have aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated using consistent business strategies. The financial information disclosed herein represents all of the financial information related to our one reportable segment.

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

Provision for Impairment.  We review current activities and changes in the business conditions of all of our properties to determine the existence of any triggering events or impairment indicators requiring an impairment analysis. If triggering events or impairment indicators are identified, we review an estimate of the future undiscounted cash flows for the properties, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the years ended December 31, 2019, 2018 and 2017.

Revenue Recognition.  Our leases are triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fees. We anticipate that all leases will be accounted for as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of lease payments is not probable. Rental increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental revenue in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

We record revenue for each of our properties on a cash basis due to the uncertain regulatory environment in the United States relating to the medical-use cannabis industry and the uncertainty of collectability of lease payments from each tenant due to its limited operating history.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2019, 2018 and 2017, $60.1 million, $7.7 million and $8.9 million, respectively, were invested in short-term money market funds, obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to three months and certificates of deposit.

Restricted Cash. Restricted cash relates to cash held in an escrow account for the reimbursement of tenant improvements for tenants in accordance with the lease agreements at four of our properties.

Investments. Investments consist of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months. Investments are classified as held-to-maturity and stated at amortized cost.

Exchangeable Notes. The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification requires the liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of exchangeable notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes (as defined below) as of the respective issuance dates based on our estimated nonexchangeable debt borrowing rate with the assistance of a third-party valuation specialist as we do not have a history of borrowing arrangements and there is limited empirical data available related to the Company’s industry due to the regulatory uncertainty of the cannabis market in which the Company’s tenants operate. The equity component of our Exchangeable Senior Notes is reflected within additional paid-in capital on our consolidated balance sheets, and the resulting debt discount is amortized over the period during which the Exchangeable Senior Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to our Exchangeable Senior Notes will increase in subsequent periods through the maturity date as the Exchangeable Senior Notes accrete to the par value over the same period.

Deferred Financing Costs. The deferred financing costs that are included as a reduction in the net book value of the related liability on our condensed consolidated balance sheets reflect issuance and other costs related to our Exchangeable Senior Notes. These costs are amortized as non-cash interest expense using the effective interest method over the life of the Exchangeable Senior Notes.

Stock-Based Compensation. Stock-based compensation for equity awards is based on the grant date fair value of the equity awards and is recognized over the requisite service period. If awards are forfeited prior to vesting, we reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs and reclassify any non-forfeitable dividends previously paid on these awards from retained earnings to compensation expense. Forfeitures are recognized as incurred.

Lease Accounting. In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and was effective for the Company for its consolidated financial statements for the year ended December 31, 2019, as a result of the Company ceasing to be an emerging growth company on December 31, 2019. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

We adopted Topic 842 effective as of January 1, 2019 using the effective date method and elected the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately. We also elected the lessor practical expedient, allowing us to continue to amortize previously capitalized initial direct leasing costs incurred prior to the adoption of Topic 842.

As lessee, at December 31, 2019, we recognized a liability to account for our future obligations related to our corporate office lease, which has a remaining lease term of approximately 5.3 years, excluding the extension option that we are not reasonably certain to exercise, and a corresponding right-of-use asset. The lease liability is measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the years ended December 31, 2019, 2018 and 2017, we recognized office lease expense of approximately $82,000, $83,000 and $46,000, respectively, which are included in general and administrative expense in our consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, amounts paid and classified as operating activities in our consolidated statements of cash flows for the office lease were approximately $87,000, $77,000 and $38,000, respectively.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance in Topic 842. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant's option. Our leases continued to be classified as operating leases under Topic 842 and we continue to record revenue for each of our properties on a cash basis. Our tenant reimbursable revenue and property expenses continue to be presented on a gross basis as rental revenue and as property expenses, respectively, on our consolidated statements of operations. Property taxes paid directly by the lessee to a third party will continue to be excluded from our consolidated financial statements. Internal leasing costs of approximately $122,000 capitalized during the year ended December 31, 2019 were written off and included in general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2019. These costs were capitalized in accordance with the lease accounting standards existing prior to January 1, 2019 and would not qualify for capitalization under Topic 842. The election of the practical expedients available for implementation under the standard permits us to continue to account for our leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases commencing or modified after January 1, 2019. As a result, there was no restatement of prior issued financial statements and, similarly, no cumulative effect adjustment to opening equity.

Two of our leases that were entered into prior to 2019 provide the lessee with a purchase option to purchase the leased property upon the occurrence of certain events or at the end of the initial lease term. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than our gross investment in the property at the time of the purchase. At December 31, 2019, our gross investment in the two properties with the purchase options was approximately $41.9 million in the aggregate. At December 31, 2019, none of the purchase options were exercisable.

Our leases generally contain options to extend the lease terms at the prevailing market rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. These standards will be effective for the Company on January 1, 2020. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

Concentration of Credit Risk. As of December 31, 2019, we owned 46 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New York, North Dakota, Ohio and Pennsylvania. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. During the year ended December 31, 2019, PharmaCann, LLC (“PharmaCann”) leased five properties from us which comprised approximately 26% of rental revenues (including tenant reimbursements) . During the years ended December 31, 2018 and 2017, PharmaCann leased two properties from us which comprised approximately 38% and 80% of rental revenues (including tenant reimbursements), respectively. In addition, during the year ended December 31, 2019, Ascend Wellness Holdings, LLC’s leases at certain of our properties located in Illinois and Michigan accounted for approximately 12% of our rental revenues (including tenant reimbursements). The tenant at our property in Maryland accounted for approximately 6%, 18% and 14% of rental revenues (including tenant reimbursements) for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019 and 2018, one of our properties in New York accounted for 6% and 20% of our net real estate held for investment, respectively. At December 31, 2017, one of our properties in New York, our property in Maryland and our property in Arizona accounted for 43%, 25% and 22%, respectively, of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2019, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Reclassifications. Certain prior year amounts have been reclassified for consistency with the current year presentation. The reclassifications included the combined presentation of tenant reimbursements with rental revenue on the consolidated statements of operations for the years ended December 31, 2018 and 2017 and the presentation of dividends in excess of earnings separate from additional paid-in-capital, on the consolidated balance sheet as of December 31, 2018 and the consolidated statements of stockholders’ equity for the years ended December 31, 2018 and 2017 to conform to the current year presentation. These reclassifications had no effect on the reported results of operations.

3. Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 12,637,043 shares of common stock issued and outstanding.

In July 2019, we issued 1,495,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 195,000 shares, resulting in net proceeds of approximately $180.1 million.

In September 2019, we entered into equity distribution agreements with three sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $250.0 million in shares of our common stock. As of December 31, 2019, we sold 1,330,500 shares of our common stock for net proceeds of approximately $106.5 million under the ATM Program.

Subsequent to December 31, 2019, in January 2020, we sold 998,282 shares of our common stock for net proceeds of approximately $78.3 million under the ATM Program. Additionally, in January 2020, we issued 3,412,969 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 445,170 shares, resulting in gross proceeds of approximately $250.0 million.

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

5. Dividends

The following table describes the dividends declared by the Company during the year ended December 31, 2019, 2018 and 2017:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Paid Date	Dividend Amount
					(In thousands)
May 30, 2017	Common stock	$0.15	April 1, 2017 to June 30, 2017	July 14, 2017	$525
September 15, 2017	Common stock	$0.15	July 1, 2017 to September 30, 2017	October 13, 2017	$525
December 15, 2017	Common stock	$0.25	October 1, 2017 to December 31, 2017	January 16, 2018	$875
December 15, 2017	Series A preferred stock	$0.5375	October 19, 2017 to January 14, 2018	January 16, 2018	$323
March 15, 2018	Common stock	$0.25	January 1, 2018 to March 31, 2018	April 16, 2018	$1,696
March 15, 2018	Series A preferred stock	$0.5625	January 15, 2018 to April 14, 2018	April 16, 2018	$338
June 15, 2018	Common stock	$0.25	April 1, 2018 to June 30, 2018	July 16, 2018	$1,696
June 15, 2018	Series A preferred stock	$0.5625	April 15, 2018 to July 14, 2018	July 16, 2018	$338
September 14, 2018	Common stock	$0.35	July 1, 2018 to September 30, 2018	October 15, 2018	$2,375
September 14, 2018	Series A preferred stock	$0.5625	July 15, 2018 to October 14, 2018	October 15, 2018	$338
December 14, 2018	Common stock	$0.35	October 1, 2018 to December 31, 2018	January 15, 2019	$3,421
December 14, 2018	Series A preferred stock	$0.5625	October 15, 2018 to January 14, 2019	January 15, 2019	$338
March 12, 2019	Common stock	$0.45	January 1, 2019 to March 31, 2019	April 15, 2019	$4,412
March 12, 2019	Series A preferred stock	$0.5625	January 15, 2019 to April 14, 2019	April 15, 2019	$338
June 14, 2019	Common stock	$0.60	April 1, 2019 to June 30, 2019	July 15, 2019	$5,885
June 14, 2019	Series A preferred stock	$0.5625	April 15, 2019 to July 14, 2019	July 15, 2019	$338
September 13, 2019	Common stock	$0.78	July 1, 2019 to September 30, 2019	October 15, 2019	$8,866
September 13, 2019	Series A preferred stock	$0.5625	July 15, 2019 to October 14, 2019	October 15, 2019	$338
December 10, 2019	Common stock	$1.00	October 1, 2019 to December 31, 2019	January 15, 2020	$12,637
December 10, 2019	Series A preferred stock	$0.5625	October 15, 2019 to January 14, 2020	January 15, 2020	$338

6. Investments in Real Estate

The Company acquired the following properties during the year ended December 31, 2019 (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet(1)	Initial Purchase Price	Transaction Costs	Total
Sacramento CA	California	February 8, 2019	43,000	$6,664	$35	$6,699	(2)
PharmaCann OH	Ohio	March 13, 2019	58,000	700	11	711	(3)
Southern CA Portfolio	California	April 16, 2019	102,000	27,097	51	27,148
Maitri PA	Pennsylvania	April 24, 2019	51,000	6,250	234	6,484	(4)
Vireo OH	Ohio	May 14, 2019	11,000	1,018	18	1,036	(5)
Green Leaf PA	Pennsylvania	May 20, 2019	266,000	13,000	207	13,207
Emerald Growth MI	Michigan	June 7, 2019	45,000	6,860	18	6,878	(6)
Ascend MI	Michigan	July 2, 2019	145,000	4,750	18	4,768	(7)
MJardin NV	Nevada	July 12, 2019	43,000	3,830	26	3,856	(8)
DYME CA	California	July 23, 2019	35,000	13,000	19	13,019	(9)
Trulieve MA	Massachusetts	July 26, 2019	150,000	3,500	25	3,525	(10)
PharmaCann PA	Pennsylvania	August 9, 2019	54,000	942	12	954	(11)
Vertical CA Portfolio	California	Various	79,000	17,300	32	17,332	(12)
The Pharm AZ - Retail	Arizona	September 19, 2019	2,000	2,000	27	2,027	(13)
LivWell MI	Michigan	October 9, 2019	156,000	19,000	28	19,028	(14)
Cresco IL Portfolio	Illinois	October 22, 2019	90,000	32,800	16	32,816	(15)
Trulieve FL	Florida	October 23, 2019	120,000	17,000	4	17,004
Green Peak MI – Retail Portfolio	Michigan	Various	31,000	10,042	32	10,074	(16)
PharmaCann IL	Illinois	October 30, 2019	66,000	18,000	8	18,008	(17)
Grassroots IL	Illinois	October 30, 2019	120,000	10,500	41	10,541	(18)
GTI PA	Pennsylvania	November 12, 2019	148,000	20,300	233	20,533	(19)
Grassroots ND	North Dakota	December 20, 2019	33,000	9,910	24	9,934	(20)
Grassroots PA	Pennsylvania	December 20, 2019	72,000	14,220	87	14,307	(21)
Total			1,920,000	$258,683	$1,206	$259,889	(22)

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The seller of the property is expected to complete redevelopment of the property, for which we have agreed to provide reimbursement of up to approximately $4.8 million as additional purchase price. As of December 31, 2019, we incurred and funded the entire additional purchase price.
(3)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $19.3 million. As of December 31, 2019, we incurred approximately $16.0 million of the development costs, of which we funded approximately $15.4 million.
(4)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $10.0 million. As of December 31, 2019, we incurred approximately $6.0 million of the redevelopment costs, of which we funded approximately $4.5 million.
(5)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $2.6 million. As of December 31, 2019, we incurred and funded approximately $2.5 million of the redevelopment costs.
(6)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $3.1 million. As of December 31, 2019, we incurred approximately $3.1 million of the redevelopment costs, of which we funded approximately $2.9 million.

(7)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $15.0 million. As of December 31, 2019, we incurred approximately $1.8 million of the redevelopment costs, of which no amount was funded.
(8)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $5.8 million. As of December 31, 2019, we incurred approximately $4.1 million of the redevelopment costs, of which we funded approximately $3.5 million.
(9)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $2.0 million. As of December 31, 2019, no amount has been incurred. Subsequent to the end of the year, in January 2020, the tenant defaulted on its obligations to pay rent to us pursuant to our lease.
(10)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $40.0 million, which funding is subject to reduction at the tenant’s option until January 26, 2021. As of December 31, 2019, we have incurred approximately $4.3 million of the redevelopment costs, of which we funded approximately $2.6 million.
(11)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, which is expected to construct two buildings at the property, for which we have agreed to provide reimbursement of up to $25.1 million. The construction funding may be increased by up to an additional $4.0 million at PharmaCann’s election within the first nine months of the lease term, subject to the satisfaction of certain conditions. Subsequent to the end of the year, in February 2020, this optional $4.0 million in construction funding was cancelled in its entirety. As of December 31, 2019, we incurred approximately $2.3 million of the development costs, of which we funded approximately $745,000.
(12)	Portfolio consists of four properties, with three properties closing on August 29, 2019 and the remaining property closing on September 11, 2019.
(13)	The tenant is expected to complete development of the property for which we have agreed to provide reimbursement of up to $500,000. As of December 31, 2019, we incurred $500,000 of the development costs, of which we funded approximately $452,000.
(14)	The tenant is expected to complete development of the property for which we have agreed to provide reimbursement of up to $23.0 million. As of December 31, 2019, we incurred approximately $9.0 million of the development costs, of which we funded approximately $6.6 million.
(15)	Portfolio consists of two properties. The tenant is expected to complete development of the properties for which we have agreed to provide reimbursement of up to approximately $13.8 million in the aggregate. As of December 31, 2019, we incurred approximately $9.6 million of the development costs, of which we funded approximately $2.7 million.
(16)	Portfolio consists of six properties closing between October 25, 2019 and November 25, 2019. The tenant is expected to complete development of one of the properties for which we have agreed to provide reimbursement of up to approximately $1.2 million. As of December 31, 2019, we have incurred approximately $312,000 of the development costs, of which no amount was funded.
(17)	Concurrent with the closing, we entered into a long-term lease and development agreement with a subsidiary of PharmaCann, which is expected complete the development of the property, for which we have agreed to provide reimbursement of up to $7.0 million. As of December 31, 2019, we have incurred approximately $321,000 of the development costs, of which no amount was funded.
(18)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $17.7 million, which funding is subject to reduction at the tenant’s option within the first nine months of the lease term. As of December 31, 2019, we have incurred approximately $1.9 million of the redevelopment costs, of which we funded approximately $1.3 million.
(19)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $19.3 million. As of December 31, 2019, we incurred approximately $970,000, of which no amount was funded.
(20)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $2.3 million. As of December 31, 2019, we incurred approximately $1.2 million, of which no amount was funded.
(21)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $10.9 million. As of December 31, 2019, we incurred approximately $1.1 million, of which no amount was funded.
(22)	Approximately $28.2 million was allocated to land and approximately $231.7 million was allocated to buildings and improvements.

In addition, in June 2019, we amended our lease with Green Peak Industries, LLC (“Green Peak”) at one of our Michigan properties, making available an additional $18.0 million in funding for further expansion of cannabis cultivation and processing facilities at the property, increasing the total tenant improvement allowance to $25.5 million. As of December 31, 2019, we incurred and funded approximately $10.3 million of the redevelopment costs and our total investment in the property was approximately $15.8 million. Subsequent to December 31, 2019, in January 2020, we amended the lease with Green Peak which, among other things, canceled the remaining tenant improvement allowance of approximately $15.2 million and adjusted the corresponding base rent.

In September 2019, we amended our lease with a wholly owned subsidiary of Ascend Wellness Holdings, LLC at one of our Illinois properties, making available an additional $8.0 million in funding for further expansion of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be $14.0 million and our total investment in the property will be $33.0 million. As of December 31, 2019, we incurred $14.0 million of the redevelopment costs, of which approximately $13.2 million was funded.

In September 2019, we amended our lease with Holistic Industries, Inc. at one of our Massachusetts properties, making available up to $2.0 million in reimbursement for tenant improvements at the property. As of December 31, 2019, the entire amount was incurred and funded.

In September 2019, we amended our lease and development agreement with a subsidiary of PharmaCann at one of our Massachusetts properties, making available an additional $8.0 million in construction funding for further development of cannabis cultivation and processing facilities at the property. Assuming full payment of the additional funding, our total construction funding will be $23.5 million and our total investment in the property will be $26.5 million. As of December 31, 2019, we incurred approximately $21.8 million of the redevelopment costs, of which $20.3 million was funded. Subsequent to December 31, 2019, in February 2020, we made available an additional $4,0 million in construction funding commitment for further development of the property.

In September 2019, we amended our lease with a subsidiary of Vireo Health, Inc. at our Minnesota property, making available an additional $2.6 million in reimbursement for tenant improvements at the property. Assuming full payment of the additional funding, our total tenant improvements will be approximately $5.6 million and our total investment in the property will be $8.6 million. As of December 31, 2019, we incurred approximately $5.2 million of the redevelopment costs, of which $4.4 million was funded.

Including all of our properties, during the year ended December 31, 2019, we capitalized costs of approximately $107.2 million and funded approximately $84.7 million relating to tenant improvements and construction activities at our properties.

The properties acquired during 2019 generated approximately $16.3 million of rental revenue (including tenant reimbursements) and approximately $12.5 million of net operating income after deducting property and depreciation expenses for the year ended December 31, 2019. The properties acquired during 2018 generated approximately $2.9 million of rental revenue (including tenant reimbursements) and approximately $2.2 million net operating income after deducting property and depreciation expenses for the year ended December 31, 2018.

Future contractual minimum rent (including base rent, supplemental base rent (with respect to our lease with PharmaCann at one of our New York properties) and property management fees) under the operating leases as of December 31, 2019 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2020	$84,910
2021	89,750
2022	91,212
2023	93,979
2024	96,840
Thereafter	1,222,371
Total	$1,679,062

7. Exchangeable Senior Notes

In February 2019, our Operating Partnership issued $143.75 million of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”) in a private offering, including the exercise in full of the initial purchasers’ option to purchase additional Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at December 31, 2019 was 14.61083 shares of our common stock per $1,000 principal amount of Exchangeable Senior Notes and the exchange price at December 31, 2019 was approximately $68.44 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances.

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

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

Year Ended December 31, 2019
Cash coupon	$4,628
Amortization of debt discount	898
Amortization of issuance costs	780
Total interest expense	$6,306

The following table details the carrying value of our Exchangeable Senior Notes on our consolidated balance sheets (in thousands):

As of December 31, 2019
Principal amount	$143,750
Unamortized discount	(4,878)
Unamortized issuance costs	(4,218)
Carrying value	$134,654

Accrued interest payable for the Exchangeable Senior Notes was approximately $1.6 million as of December 31, 2019, included in accounts payable and accrued expenses on our consolidated balance sheets.

8. Net Income (Loss) Per Share

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

Through December 31, 2019, all of the Company’s participating securities received dividends at an equal dividend rate per share. As a result, distributions to participating securities have been included in net income / (loss) attributable to common stockholders to calculate net income / (loss) per basic and diluted share. For the year ended December 31, 2017, the Company incurred a net loss and therefore had distributions in excess of earnings. As such, 106,839 of unvested restricted shares outstanding at December 31, 2017 have been excluded from the calculation of net loss per diluted share for the year ended December 31, 2017 as the impacts were anti-dilutive. We have considered the dilutive effect of the shares necessary to settle the Exchangeable Senior Notes on the if-converted method basis for the year ended December 31, 2019, and as this effect was anti-dilutive, these shares necessary to settle the Exchangeable Senior Notes were excluded from diluted earnings per share.

Computations of net income / (loss) per basic and diluted share were as follows (in thousands, except share data):

	Years Ended December 31,
	2019	2018	2017
Net income / (loss)	$23,475	$6,985	$(72)
Preferred stock dividend	(1,352)	(1,352)	(323)
Distribution to participating securities	(396)	(178)	(59)
Net income / (loss) attributable to common stockholders used to compute net income / (loss) per share	$21,727	$5,455	$(454)
Weighted average common stock outstanding:
Basic	10,546,016	7,138,952	3,375,284
Diluted	10,684,068	7,285,801	3,375,284
Net income / (loss) per share attributable to common stockholders:
Basic	$2.06	$0.76	$(0.13)
Diluted	$2.03	$0.75	$(0.13)

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

The following table presents the carrying value in the condensed consolidated financial statements and approximate fair value of financial instruments at December 31, 2019 and December 31, 2018:

	At December 31, 2019		At December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments (1)	$119,595	$119,673	$120,443	$120,443
Exchangeable Senior Notes (2)	$134,654	$185,558	$—	$—

(1)	Investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes were trading in the private market as of December 31, 2019.

At December 31, 2019, cash equivalent instruments consisted of approximately $60.1 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to three months, accounts payable, accrued expenses and other liabilities approximate their relative fair values due to the short-term maturities and market rates of interest of these instruments.

10. Common Stock Incentive Plan

Our board of directors adopted our 2016 Omnibus Incentive Plan (the “2016 Plan”), to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. The 2016 Plan has a term of ten years until December 5, 2026.

A summary of the activity under the 2016 Plan and related information for year ended December 31, 2019, 2018 and 2017 is included in the table below.

	Restricted Shares	Weighted- Average Date Fair Value
Balance at December 31, 2016	66,508	$17.47
Granted	115,011	$18.63
Vested	(44,308)	$18.47
Forfeited (1)	(30,372)	$18.49
Balance at December 31, 2017	106,839	$18.01
Granted	76,732	$29.72
Vested	(24,133)	$18.45
Forfeited (2)	(12,079)	$18.67
Balance at December 31, 2018	147,359	$23.98
Granted	56,460	$55.82
Vested	(43,556)	$25.82
Forfeited (2)	(20,717)	$18.98
Balance at December 31, 2019	139,546	$37.03

(1)	Includes 16,792 shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

(2)	All of these shares were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $2.8 million will be recognized over a weighted-average amortization period of approximately 1.7 years as of December 31, 2019.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in our consolidated balance sheet as of December 31, 2019 is presented in the table below (in thousands):

Year	Amount
2020	$152
2021	235
2022	242
2023	249
2024	256
Thereafter	88
Total future contractual lease payments	1,222
Effect of discounting	(20)
Office lease liability	$1,202

Tenant Improvement Allowances. As of December 31, 2019, we had approximately $92.1 million of commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. This amount does not include approximately $53.8 million which may be canceled by certain tenants at their option.

Construction Funding. As of December 31, 2019, we had approximately $1.7 million, $3.3 million and $22.8 million of commitments relating to construction funding for the development of certain properties in Massachusetts, Ohio and Pennsylvania, respectively, which the tenant has agreed to use commercially reasonable efforts to complete by March 31, 2020, June 13, 2020 and February 9, 2021, respectively. These amounts do not include $4.0 million which may be canceled by PharmaCann pursuant to our lease at one of our Pennsylvania properties. Subsequent to the end of the year, in February 2020, this optional $4.0 million in construction funding was canceled in its entirety.

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

12. Related Party Transactions

Private Airplane Reimbursement. Alan Gold, our executive chairman, utilizes a private airplane from time to time exclusively for company business travel purposes, which airplane is owned by an entity controlled by Mr. Gold. We reimburse Mr. Gold for the company-related use of the airplane by Mr. Gold and our other executives, including out-of-pocket operating costs, on terms we believe are comparable to those we could secure from an independent third party. As approved by our audit committee, for the year ended December 31, 2019, 2018 and 2017, we paid approximately $308,000, $202,000 and $30,000, respectively, to Mr. Gold on account of such expenses.

13. Subsequent Events

Subsequent to December 31, 2019, in January 2020, we sold 998,282 shares of our common stock for net proceeds of approximately $78.3 million under the ATM Program. Additionally, in January 2020, we issued 3,412,969 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 445,170 shares, resulting in gross proceeds of approximately $250.0 million.

Subsequent to December 31, 2019, the Company acquired the following properties, including commitments to fund tenant improvements and construction, and made the following additional funds available to tenants for improvements at the Company’s existing properties (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet(1)	Purchase Price		Tenant Improvement and Construction Commitments	Total(2)
Vireo PA	Pennsylvania	January 14, 2020	N/A	$	N/A	$4,500	$4,500	(3)
Green Leaf VA	Virginia	January 15, 2020	82,000		11,740	8,010	19,750	(4)
Pharm AZ	Arizona	January 16, 2020	N/A		N/A	2,000	2,000	(5)
Cresco OH	Ohio	January 24, 2020	50,000		10,600	1,945	12,545	(6)
Sacramento CA	California	January 28, 2020	N/A		N/A	1,250	1,250	(7)
GTI OH	Ohio	January 31, 2020	21,000		2,900	4,300	7,200	(8)
LivWell CO – Retail Portfolio	Colorado	Various	8,000		3,300	850	4,150	(9)
Maitri PA	Pennsylvania	February 19, 2020	N/A		N/A	6,000	6,000	(9)
PharmaCann MA	Massachusetts	February 24, 2020	N/A		N/A	4,000	4,000	(11)
Total			161,000		$28,540	$32,855	$61,395

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	Excludes transaction costs.
(3)	The amount relates to a lease amendment which increased the tenant improvement allowance under a lease at one of our Pennsylvania properties by $4.5 million to a total of approximately $8.3 million. As of February 28, 2020, we had funded $3.4 million of the tenant improvement allowance.
(4)	The tenant is expected to complete tenant improvements at the property, for which we agreed to provide reimbursement of up to approximately $8.0 million. As of February 28, 2020, we had funded approximately $2.7 million of the tenant improvement allowance.
(5)	The amount relates to a lease amendment which increased the tenant improvement allowance under a lease at one of our Arizona properties by $2.0 million. As of February 28, 2020, we had funded approximately $1.5 million of the reimbursement.
(6)	The tenant is expected to complete tenant improvements at the property, for which we agreed to provide reimbursement of up to approximately $1.9 million. As of February 28, 2020, we had not funded any of the tenant improvement allowance.
(7)	The amount relates to a lease amendment which increased the tenant improvement allowance under a lease at one of our California properties by approximately $1.3 million. As of February 28, 2020, we had funded approximately $1.0 million of the reimbursement.
(8)	The tenant is expected to complete tenant improvements at the property, for which we agreed to provide reimbursement of up to $4.3 million. As of February 28, 2020, we had not funded any of the tenant improvement allowance.
(9)	The portfolio consists of two retail properties, with one property closing on February 19, 2020 and one property closing on February 21, 2020. The tenant is expected to complete tenant improvements at one of the properties, for which we agreed to provide reimbursement of up to $850,000. As of February 28, 2020, we had not funded any of the tenant improvement allowance.
(10)	The amount relates to a lease amendment which increased the tenant improvement allowance under a lease at one of our Pennsylvania properties by $6.0 million to a total of $16.0 million, which additional allowance may be drawn by the tenant commencing March 1, 2020. As of February 28, 2020, we had funded $8.8 million of the tenant improvement allowance.

(11)

The amount relates to a lease amendment and development agreement amendment which increased the construction funding at one of our Massachusetts properties by $4.0 million for a total of $27.5 million. We also canceled a remaining commitment to provide construction funding of $4.0 million for the tenant at one of our Pennsylvania properties. As of February 28, 2020, we had funded approximately $23.0 million of the construction funding at Massachusetts properties.

In January 2020, we amended our lease with Green Peak which, among other things, canceled the remaining tenant improvement allowance of approximately $15.2 million and adjusted the corresponding base rent.  As of February 28, 2020, our total investment in the property was approximately $15.8 million.

Effective January 1, 2020, we adopted the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation.

The tenant at our Los Angeles, California property, which is in receivership, defaulted in its obligations to pay us rent under our lease in January and February 2020.

14. Quarterly Financial Information (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2019 and 2018 (in thousands, except per share data) was as follows.

	Three Months Ended(1)
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues:
Rental (including tenant reimbursements)	$17,672	$11,555	$8,617	$6,823
Total revenues	17,672	11,555	8,617	6,823
Expenses:
Property expenses	374	357	337	247
General and administrative expense	3,151	2,156	2,593	1,918
Depreciation expense	3,545	2,221	1,615	1,218
Total expenses	7,070	4,734	4,545	3,383
Income from operations	10,602	6,821	4,072	3,440
Interest and other income	1,144	1,537	1,172	993
Interest expense	(1,844)	(1,838)	(1,832)	(792)
Net income	9,902	6,520	3,412	3,641
Preferred stock dividends	(338)	(338)	(338)	(338)
Net income available to common stockholders	$9,564	$6,182	$3,074	$3,303
Net income available to common stockholders per share:
– Basic	$0.79	$0.56	$0.31	$0.34
– Diluted	$0.78	$0.55	$0.30	$0.33
Weighted average shares outstanding:
Basic	11,905,021	10,918,477	9,667,079	9,664,775
Diluted	12,044,602	11,057,697	9,807,503	9,797,676

	Three Months Ended(1)
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues:
Rental (including tenant reimbursements)	$4,783	$3,926	$3,314	$2,764
Total revenues	4,783	3,926	3,314	2,764
Expenses:
Property expenses	80	210	68	87
General and administrative expense	1,982	1,442	1,474	1,477
Depreciation expense	914	703	536	476
Total expenses	2,976	2,355	2,078	2,040
Income from operations	1,807	1,571	1,236	724
Interest and other income	859	261	306	221
Net income	2,666	1,832	1,542	945
Preferred stock dividends	(338)	(338)	(338)	(338)
Net income available to common stockholders	$2,328	$1,494	$1,204	$607
Net income available to common stockholders per share:
– Basic	$0.24	$0.22	$0.18	$0.10
– Diluted	$0.24	$0.21	$0.17	$0.09
Weighted average shares outstanding:
Basic	9,367,148	6,636,638	6,635,651	5,883,610
Diluted	9,515,800	6,785,800	6,783,674	6,025,067

(1) The sum of quarterly financial data may vary from the annual data due to rounding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2019

(In thousands)

			Initial Costs			Total Costs
Property	State	Year Built/ Renovated	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Net Cost Basis	Year Acquired
Pharm AZ	Arizona	1995/2017	$398	$14,629	$3,002	$398	$17,631	$18,029	$(1,380)	$16,649	2017
The Pharm AZ - Retail	Arizona	In Progress	1,216	811	501	1,216	1,312	2,528	(15)	2,513	2019
Sacramento CA	California	1990	1,376	5,323	4,780	1,376	10,103	11,479	(265)	11,214	2019
Southern CA Portfolio	California	Various (1)	3,932	23,216	—	3,932	23,216	27,148	(557)	26,591	2019
DYME CA	California	1894/1976	1,713	11,306	—	1,713	11,306	13,019	(136)	12,883	2019
Vertical CA Portfolio	California	Various (2)	3,393	13,939	—	3,393	13,939	17,332	(145)	17,187	2019
The Green Solution CO	Colorado	1978/2018	2,101	9,176	—	2,101	9,176	11,277	(479)	10,798	2018
Trulieve FL	Florida	1994/2019	274	16,730	—	274	16,730	17,004	(110)	16,894	2019
Ascend IL	Illinois	2015	563	18,457	13,884	563	32,341	32,904	(929)	31,975	2018
Cresco IL Portfolio	Illinois	Various (3)	3,215	29,601	9,613	3,215	39,214	42,429	(238)	42,191	2019
PharmaCann IL	Illinois	1992/2015	201	17,807	322	201	18,129	18,330	(92)	18,238	2019
Grassroots IL	Illinois	1984	350	10,191	1,849	350	12,040	12,390	(66)	12,324	2019
Holistic MD	Maryland	2017	2,785	8,410	5,901	2,785	14,311	17,096	(1,460)	15,636	2017
PharmaCann MA	Massachusetts	2019	3,030	—	21,784	3,030	21,784	24,814	(439)	24,375	2018
Holistic MA	Massachusetts	1959/1980	1,060	11,717	1,960	1,060	13,677	14,737	(496)	14,241	2018
Trulieve MA	Massachusetts	1890/2010	694	2,831	4,327	694	7,158	7,852	(54)	7,798	2019
Green Peak MI	Michigan	2018	1,933	3,559	10,301	1,933	13,860	15,793	(567)	15,226	2018
Emerald Growth MI	Michigan	1960/2019	389	6,489	3,139	389	9,628	10,017	(172)	9,845	2019
Ascend MI	Michigan	1929	409	4,359	1,768	409	6,127	6,536	(69)	6,467	2019
LivWell MI	Michigan	1940/2019	1,237	17,791	8,975	1,237	26,766	28,003	(198)	27,805	2019
Green Peak MI - Retail	Michigan	Various (4)	2,562	7,512	312	2,562	7,824	10,386	(55)	10,331	2019
Vireo MN	Minnesota	2015/2017	427	2,644	5,111	427	7,755	8,182	(390)	7,792	2017
MJardin NV	Nevada	1984	1,088	2,768	4,116	1,088	6,884	7,972	(106)	7,866	2019
PharmaCann NY	New York	2016	7,600	22,475	—	7,600	22,475	30,075	(1,953)	28,122	2016
Vireo NY	New York	1970/2015	303	3,157	2,952	303	6,109	6,412	(331)	6,081	2017
Grassroots ND	North Dakota	1980	191	9,743	1,213	191	10,956	11,147	(15)	11,132	2019
PharmaCann OH	Ohio	2019	711	—	16,001	711	16,001	16,712	(215)	16,497	2019
Vireo OH	Ohio	1954/1986/2019	22	1,014	2,499	22	3,513	3,535	(102)	3,433	2019
Vireo PA	Pennsylvania	1959/2018	275	5,603	3,206	275	8,809	9,084	(565)	8,519	2018
Maitri PA	Pennsylvania	1970/2008	234	6,250	5,977	234	12,227	12,461	(177)	12,284	2019
Green Leaf PA	Pennsylvania	1975/1988	1,353	11,854	5	1,353	11,859	13,212	(257)	12,955	2019
PharmaCann PA	Pennsylvania	In Progress	954	—	2,294	954	2,294	3,248	(12)	3,236	2019
GTI PA	Pennsylvania	1927/2017	1,435	19,098	971	1,435	20,069	21,504	(103)	21,401	2019
Grassroots PA	Pennsylvania	2018	1,228	13,079	1,077	1,228	14,156	15,384	(22)	15,362	2019
Total			$48,652	$331,539	$137,840	$48,652	$469,379	$518,031	$(12,170)	$505,861

(1) Portfolio consists of four properties constructed between 1982 and 2008.

(2) Portfolio consists of three properties constructed between 1964 and 2019, and one property currently under construction.

(3) Portfolio consists of two properties constructed in 1973 and 1988. Both properties were renovated in 2016.

(4) Portfolio consists of five properties constructed between 1935 and 2019, and one property currently under construction.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Investment in real estate, at cost:
Balance at beginning of year	$150,930	$68,730	$30,075
Purchases of investments in real estate	259,889	57,474	32,753
Additions and improvements	107,212	24,726	5,902
Balance at end of year	$518,031	$150,930	$68,730
Accumulated Depreciation:
Balance at beginning of year	$(3,571)	$(942)	$(27)
Depreciation expense	(8,599)	(2,629)	(915)
Balance at end of year	$(12,170)	$(3,571)	$(942)

