Form 10-K/A
period 2019-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2020-05-01
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 001-37949

Innovative Industrial Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Center Drive, Suite 200, Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR.PRA	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒     NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐     NO ☒

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the original report on Form 10-K for the fiscal year ended December 31, 2019 filed by Innovative Industrial Properties, Inc. (the “Company”) on March 2, 2020 (the “Original Filing”). The sole purpose of this Amendment is to include Exhibit 4.3 in the Exhibit Index, which was inadvertently omitted from the Exhibit Index to the Original Filing.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules:

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.

(3) Exhibits

Exhibit Number	Description of Exhibit
1.1	Form of Equity Distribution Agreement, dated as of September 20, 2019, between Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and each sales agent.(1)
3.1	Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary Classifying Innovative Industrial Properties, Inc.’s 9.00% Series A Cumulative Redeemable Preferred Stock).(2)
3.2	Amended and Restated Bylaws of Innovative Industrial Properties, Inc.(3)
4.1	Form of Certificate for Common Stock.(4)
4.2	Indenture, dated as of February 21, 2019, among IIP Operating Partnership, LP, as issuer, Innovative Industrial Properties, Inc. and the subsidiaries of IIP Operating Partnership, LP, as guarantors, and GLAS Trust Company LLC, as trustee, including the Form of Note representing IIP Operating Partnership, LP’s 3.75% Exchangeable Senior Notes due 2024.(5)
4.3*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(3)
10.2+	2016 Omnibus Incentive Plan.(3)
10.3+	Form of Restricted Stock Award Agreement for Officers.(6)
10.4+	Form of Restricted Stock Award Agreement for Directors.(6)
10.5+	Form of Restricted Stock Unit Agreement.(7)
10.6+	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(3)
10.7+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(8)
10.8+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(8)
10.9+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(8)
10.10+	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(9)
10.11+	Director Compensation Policy.(10)
10.12+	Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan.(11)
10.13	Lease Agreement, dated as of December 19, 2016, between IIP-NY 1 LLC and PharmaCann LLC.(12)
10.14	Lease Agreement, dated as of May 26, 2017, between IIP-MD 1 LLC and Holistic Industries LLC.(13)
10.15	First Amendment dated September 25, 2017 to Lease Agreement, dated as of May 26, 2017, between IIP-MD 1 LLC and Holistic Industries LLC.(14)
10.16	Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(15)
10.17	First Amendment dated November 13, 2018 to Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(16)
10.18	Second Amendment dated September 24, 2019 to Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(17)
10.19	Third Amendment dated February 24, 2020 to Lease Agreement dated May 31, 2018 between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(21)
10.20	Development Agreement, dated as of May 31, 2018, between PharmaCannis Massachusetts Inc., IIP-MA 1 LLC and IIP Operating Partnership, LP.(15)

10.21	First Amendment dated July 26, 2019 to Development Agreement, dated as of May 31, 2018, between PharmaCannis Massachusetts Inc., IIP-MA 1 LLC and IIP Operating Partnership, LP.(17)
10.22	Second Amendment dated September 24, 2019 to Development Agreement, dated as of May 31, 2018, between PharmaCannis Massachusetts Inc., IIP-MA 1 LLC and IIP Operating Partnership, LP.(17)
10.23	Third Amendment dated February 24, 2020 to Development Agreement dated May 31, 2018 between IIP-MA 1 LLC, IIP Operating Partnership, LP and PharmaCannis Massachusetts Inc.(21)
10.24	Lease Agreement, dated as of March 13, 2019, between IIP-OH 1 LLC and PharmaCann Ohio LLC.(18)
10.25	Development Agreement, dated as of March 13, 2019, between PharmaCann Ohio LLC, IIP-OH 1 LLC and IIP Operating Partnership, LP.(18)
10.26	Lease Agreement, dated as of August 9, 2019, between IIP-PA 4 LLC and PharmaCann Penn Plant LLC.(19)
10.27	Development Agreement, dated as of August 9, 2019, between PharmaCann Penn Plant LLC, IIP-PA 4 LLC and IIP Operating Partnership, LP.(19)
10.28	Lease Agreement, dated as of October 30, 2019, between IIP-IL 3 LLC and PharmaCann LLC.(20)
10.29	Development Agreement, dated as of October 30, 2019, between PharmaCann LLC, IIP-IL 3 LLC and IIP Operating Partnership, LP.(20)
21.1**	List of Subsidiaries of Innovative Industrial Properties, Inc.
23.1**	Consent of BDO USA, LLP.
31.1**	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020.
+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 20, 2019.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017.
(3)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(4)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.
(5)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 21, 2019.

(6)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(7)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2020.
(8)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(9)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(10)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019.
(11)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2019.
(12)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2016.
(13)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 30, 2017.
(14)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 25, 2017.
(15)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 31, 2018.
(16)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2019.
(17)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 25, 2019.
(18)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2019.
(19)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2019.
(20)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 5, 2019.
(21)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 25, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

By:	/s/ Paul Smithers
Paul Smithers
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 1, 2020