Form 10-Q
period 2020-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2020-05-07
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2020 there were 17,035,674 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

MARCH 31, 2020

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Real estate, at cost:
Land	$51,712	$48,652
Buildings and improvements	464,267	382,035
Tenant improvements	173,974	87,344
Total real estate, at cost	689,953	518,031
Less accumulated depreciation	(17,077)	(12,170)
Net real estate held for investment	672,876	505,861
Cash and cash equivalents	108,261	82,244
Restricted cash	23,032	35,072
Short-term investments, net	272,907	119,595
Right of use office lease asset	1,147	1,202
Other assets, net	2,247	1,883
Total assets	$1,080,470	$745,857
Liabilities and stockholders’ equity
Exchangeable senior notes	$135,154	$134,654
Tenant improvements and construction funding payable	41,185	24,968
Accounts payable and accrued expenses	1,305	3,417
Dividends payable	17,407	12,975
Office lease liability	1,204	1,202
Rent received in advance and tenant security deposits	25,236	20,631
Total liabilities	221,491	197,847
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 17,035,674 and 12,637,043 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	17	13
Additional paid-in capital	870,433	553,932
Dividends in excess of earnings	(25,480)	(19,944)
Total stockholders’ equity	858,979	548,010
Total liabilities and stockholders’ equity	$1,080,470	$745,857

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental (including tenant reimbursements)	$21,130	$6,823
Total revenues	21,130	6,823
Expenses:
Property expenses	600	247
General and administrative expense	3,346	1,918
Depreciation expense	4,907	1,218
Total expenses	8,853	3,383
Income from operations	12,277	3,440
Interest and other income	1,444	993
Interest expense	(1,849)	(792)
Net income	11,872	3,641
Preferred stock dividend	(338)	(338)
Net income attributable to common stockholders	$11,534	$3,303
Net income attributable to common stockholders per share (Note 8):
Basic	$0.72	$0.34
Diluted	$0.72	$0.33
Weighted average shares outstanding:
Basic	15,784,296	9,664,775
Diluted	15,898,091	9,797,676

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2019	$14,009	12,637,043	$13	$553,932	$(19,944)	$548,010
Net income	—	—	—	—	11,872	11,872
Net proceeds from sale of common stock	—	4,411,251	4	317,841	—	317,845
Exchange of exchangeable senior notes	—	14	—	1	—	1
Net issuance of unvested restricted stock	—	(12,634)	—	(2,166)	—	(2,166)
Preferred stock dividend	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(17,070)	(17,070)
Stock-based compensation	—	—	—	825	—	825
Balance, March 31, 2020	$14,009	17,035,674	$17	$870,433	$(25,480)	$858,979

	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2018	$14,009	9,775,800	$10	$260,540	$(10,267)	$264,292
Net income	—	—	—	—	3,641	3,641
Equity component of exchangeable senior notes	—	—	—	5,569	—	5,569
Net issuance of unvested restricted stock	—	30,394	—	(939)	—	(939)
Preferred stock dividend	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(4,412)	(4,412)
Stock-based compensation	—	—	—	563	—	563
Balance, March 31, 2019	$14,009	9,806,194	$10	$265,733	$(11,376)	$268,376

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income	$11,872	$3,641
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,907	1,218
Stock-based compensation	825	563
Amortization of discounts on short-term investments	(1,009)	(841)
Amortization of debt discounts and issuance costs	501	208
Other non-cash adjustments	74	—
Changes in assets and liabilities
Other assets, net	(93)	(89)
Accounts payable and accrued expenses	(2,112)	(744)
Rent received in advance and tenant security deposits	4,605	647
Net cash provided by operating activities	19,570	4,603
Cash flows from investing activities
Purchases of investments in real estate	(72,457)	(7,410)
Reimbursements of tenant improvements and construction funding	(82,698)	(6,832)
Deposits in escrow for acquisitions	(838)	(1,601)
Purchases of short-term investments	(254,803)	(116,945)
Maturities of short-term investments	102,500	40,500
Net cash used in investing activities	(308,296)	(92,288)
Cash flows from financing activities
Issuance of common stock, net of offering costs	317,845	—
Net proceeds from issuance of exchangeable senior notes	—	138,557
Dividends paid to common stockholders	(12,638)	(3,421)
Dividends paid to preferred stockholders	(338)	(338)
Taxes paid related to net share settlement of equity awards	(2,166)	(939)
Net cash provided by financing activities	302,703	133,859
Net increase in cash, cash equivalents and restricted cash	13,977	46,174
Cash, cash equivalents and restricted cash, beginning of period	117,316	13,050
Cash, cash equivalents and restricted cash, end of period	$131,293	59,224
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,695	$—
Supplemental disclosure of non-cash investing and financing cash flow information:
Accrual for reimbursements of tenant improvements and construction funding	$41,185	$3,201
Accrual for common and preferred stock dividends declared	17,408	4,750
Deposits applied for acquisitions	550	—

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

1. Organization

As used herein, the terms “we”, “us”, “our” or the “Company” refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership”).

We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized properties leased to experienced, state-licensed operators for their regulated state-licensed cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

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

The Company considered the impact of COVID-19 on its assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations and financial position at March 31, 2020. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company. See Note 12 for further discussion.

This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2020.

Federal Income Taxes. We believe that we have operated our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. The income taxes recorded on our condensed consolidated statements of income represent amounts paid for city and state income and franchise taxes and are included in general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Depreciation. We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the estimated useful lives. We depreciate each of our buildings and improvements over its estimated remaining useful life, generally not to exceed 40 years. We depreciate tenant improvements at our buildings over the shorter of the estimated useful lives or the terms of the related leases.

We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to six years. We depreciate the leasehold improvements at our corporate office over the shorter of the estimated useful lives or the initial lease term.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the three months ended March 31, 2020 and 2019.

Revenue Recognition. Our leases are and future tenant leases are expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We account for our current leases as operating leases and anticipate that future leases will be accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Rental increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental revenue in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our condensed consolidated financial statements.

We record revenue for each of our properties on a cash basis due to the uncertain regulatory environment in the United States relating to the regulated cannabis industry and the uncertainty of collectability of lease payments from each tenant due to its limited operating history.

Cash and Cash Equivalents and Restricted Cash. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, $96.8 million and $60.1 million, respectively, were invested in short-term money market funds, obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to three months and certificates of deposit.

Restricted cash relates to cash held in an escrow account for the reimbursement of tenant improvements for a tenant in accordance with the lease agreement at one of our properties.

Investments. Investments consist of obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of greater than three months. Investments are classified as held-to-maturity and stated at amortized cost.

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

Stock-Based Compensation. Stock-based compensation for equity awards is based on the grant date fair value of the equity awards and is recognized over the requisite service period. If awards are forfeited prior to vesting, we reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs and reclassify any non-forfeitable dividends and dividend equivalents previously paid on these awards from retained earnings to compensation expense. Forfeitures are recognized as incurred.

Lease Accounting. As lessee, at March 31, 2020, we recognized a liability to account for our future obligations related to our corporate office lease, which has a remaining lease term of approximately five years, excluding the extension option that we are not reasonably certain to exercise, and a corresponding right-of-use asset. The initial lease liability was measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset was initially measured based on the corresponding lease liability. We did not incur any initial direct leasing costs or any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the three months ended March 31, 2020 and 2019, we recognized office lease expense of approximately $58,000 and $21,000, respectively, which are included in general and administrative expense in our condensed consolidated statements of income. For the three months ended March 31, 2020, rent for the office lease was abated. For the three months ended March 31, 2019, approximately $22,000 was paid for our office lease and classified as operating activities in our condensed consolidated statements of cash flows.

As lessor for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. All of our leases are classified as operating leases. Our tenant reimbursable revenue and property expenses are presented on a gross basis as rental revenue and as property expenses, respectively, on our condensed consolidated statements of income.

One of our leases that was entered into prior to 2019 provides the lessee with a purchase option to purchase the leased property at the end of the initial lease term in September 2034, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property at the greatest of (a) the fair value; (b) the value determined by dividing the then-current base rent by 8%; and (c) an amount equal to our gross investment in the property (including the purchase price at acquisition and any additional investment in the property made by us during the term of the lease), indexed to inflation. At March 31, 2020, our gross investment in the property with the purchase option was approximately $29.0 million. At March 31, 2020, the purchase option was not exercisable.

Our leases generally contain options to extend the lease terms at the prevailing market rate or at the expiring rental rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. These standards were effective for the Company on January 1, 2020, and did not have a material impact on our condensed consolidated financial statements.

Concentration of Credit Risk. As of March 31, 2020, we owned 53 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New York, North Dakota, Ohio, Pennsylvania and Virginia. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. During the three months ended March 31, 2020, PharmaCann, LLC (“PharmaCann”) leased five properties from us which comprised approximately 24% of rental revenues (including tenant reimbursements). During the three months ended March 31, 2019, PharmaCann leased two properties from us which comprised approximately 31% of rental revenues (including tenant reimbursements). In addition, during the three months ended March 31, 2020, Ascend Wellness Holdings, LLC’s leases at certain of our properties located in Illinois and Michigan accounted for approximately 9% of our rental revenues (including tenant reimbursements).

At March 31, 2020, we had a property in each of Florida, Illinois, Michigan, and Pennsylvania that individually accounted for approximately 5% of our net real estate held for investment. At December 31, 2019, one of our properties in New York accounted for approximately 6% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2020, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Reclassifications. Certain prior period amounts have been reclassified for consistency with the current period presentation. The reclassifications included the combined presentation of tenant reimbursements with rental revenue on the condensed consolidated statements of income for the three months ended March 31, 2019, the presentation of dividends in excess of earnings separate from additional paid-in-capital, on the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 to conform to the current period presentation and the reclassification between net cash provided by operating activities and net cash used in investing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2019 to conform to the current period presentation. These reclassifications had no effect on the reported condensed consolidated results of operations.

3. Common Stock

As of March 31, 2020, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 17,035,674 shares of common stock issued and outstanding.

In January 2020, we issued 3,412,969 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 445,170 shares, resulting in net proceeds of approximately $239.6 million.

In September 2019, we entered into equity distribution agreements with three sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $250.0 million in shares of our common stock. During the three months ended March 31, 2020, we sold 998,282 shares of our common stock for net proceeds of approximately $78.2 million under the ATM Program, which includes the payment of approximately $1.6 million to one sales agent as commission for such sales.

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

5. Dividends

The following table describes the dividends declared by the Company during the three months ended March 31, 2020:

		Amount
		Per		Dividend
Declaration Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 13, 2020	Common Stock	$1.00	January 1, 2020 to March 31, 2020	April 15, 2020	$17,070
March 13, 2020	Series A preferred stock	$0.5625	January 15, 2020 to April 14, 2020	April 15, 2020	$338

6. Investments in Real Estate

The Company acquired the following properties during the three months ended March 31, 2020 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet (1)	Price	Costs	Total
Green Leaf VA	Virginia	January 15, 2020	82,000	$11,740	72	11,812	(2)
Cresco OH	Ohio	January 24, 2020	50,000	10,600	12	10,612	(3)
GTI OH	Ohio	January 31, 2020	21,000	2,900	23	2,923	(4)
LivWell CO - Retail Portfolio	Colorado	Various	8,000	3,300	23	3,323	(5)
GTI IL	Illinois	March 6, 2020	231,000	9,000	17	9,017	(6)
Parallel FL	Florida	March 11, 2020	373,000	35,300	20	35,320	(7)
Total			765,000	$72,840	$167	$73,007

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The tenant is expected to complete development of the property for which we have agreed to provide reimbursement of up to approximately $8.0 million. As of March 31, 2020, we incurred approximately $6.4 million of the development costs, of which we funded approximately $4.5 million.
(3)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $1.9 million. As of March 31, 2020, we incurred approximately $30,000 of the redevelopment costs, of which none was funded.
(4)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $4.3 million. As of March 31, 2020, we incurred approximately $3.0 million of the redevelopment costs, of which we funded approximately $2.0 million.
(5)	The portfolio consists of two retail properties, with one property closing on February 19, 2020 and one property closing on February 21, 2020. The tenant is expected to complete tenant improvements at one of the properties, for which we agreed to provide reimbursement of up to $850,000. As of March 31, 2020, we incurred approximately $49,000 of the redevelopment costs, of which none was funded.
(6)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $41.0 million. As of March 31, 2020, we incurred approximately $8.0 million of the redevelopment costs, of which we funded approximately $4.9 million.
(7)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $8.2 million. As of March 31, 2020, we had not incurred or funded any of the redevelopment costs.

In January 2020, we amended our lease with Green Peak Industries, LLC (“GPI”) which, among other things, canceled the remaining tenant improvement allowance of approximately $15.2 million and adjusted the corresponding base rent. As of March 31, 2020, our total investment in the property was approximately $15.8 million.

In January 2020, we amended our lease with a subsidiary of Vireo Health, Inc. at one of our Pennsylvania properties, making available an additional $4.5 million in funding for tenant improvements at the property. Assuming full payment of the additional funding, our total tenant improvement allowance would be approximately $8.3 million and our total investment in the property would be approximately $14.1 million. As of March 31, 2020, we incurred $5.6 million of the redevelopment costs, of which approximately $4.7 million was funded. Subsequent to quarter end, in April 2020, we amended the lease to decrease the funding for tenant improvements at the property by $300,000; as a result, the total tenant improvement allowance for the property is approximately $8.0 million, and assuming full payment of the allowance, our total investment in the property will be approximately $13.8 million.

In January 2020, we amended our lease with a subsidiary of The Pharm, LLC at one of our Arizona properties, making available an additional $2.0 million in funding for tenant improvements at the property, making the total tenant improvement allowance $5.0 million. As of March 31, 2020, we incurred and funded the full amount of the redevelopment costs, making our total investment in the property $20.0 million.

In January 2020, we amended our lease with the tenant of our Sacramento, California property, making available an additional approximately $1.3 million in funding for tenant improvements at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be approximately $6.0 million and our total investment in the property will be approximately $12.7 million. As of March 31, 2020, we incurred approximately $6.0 million of the redevelopment costs, of which approximately $5.8 million was funded.

In February 2020, we amended our lease with a subsidiary of Maitri Medicinals, LLC at one of our Pennsylvania properties, making available an additional $16.0 million in funding for tenant improvements at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be $16.0 million and our total investment in the property will be approximately $22.3 million. As of March 31, 2020, we incurred approximately $9.5 million of the redevelopment costs, of which approximately $8.8 million was funded.

In February 2020, we amended our lease and development agreement with a subsidiary of PharmaCann at one of our Massachusetts properties, making available an additional $4.0 million in construction funding at the property. Assuming full payment of the additional construction funding, our total construction funding will be $27.5 million and our total investment in the property will be approximately $30.5 million. We also canceled the optional commitment to provide construction funding of $4.0 million for PharmaCann at one of our Pennsylvania properties. As of March 31, 2020, we incurred approximately $26.0 million of the construction funding at the Massachusetts property, of which approximately $24.2 million was funded.

In March 2020, we amended our lease with Holistic Industries LLC at our Maryland property, making available a $5.5 million tenant improvement allowance at the property. Assuming full payment of the funding, our total tenant improvement allowance will be $5.5 million and our total investment in the property will be $22.4 million. As of March 31, 2020, we incurred approximately $1.2 million of the redevelopment costs, of which none was funded.

Including all of our properties, during the three months ended March 31, 2020, we capitalized costs of approximately $98.9 million and funded approximately $82.7 million relating to tenant improvements and construction activities at our properties.

The properties acquired during the three months ended March 31, 2020 generated approximately $766,000 of rental revenue (including tenant reimbursements) and approximately $460,000 of net operating income after deducting property and depreciation expenses for the three months ended March 31, 2020. The properties acquired during the three months ended March 31, 2019 generated approximately $246,000 of rental revenue (including tenant reimbursements) and approximately $200,000 of net operating income after deducting property and depreciation expenses for the three months ended March 31, 2019.

Future contractual minimum rent (including base rent, supplemental base rent (for one of our properties in New York) and property management fees) under the operating leases as of March 31, 2020 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2020 (nine months ending December 31)	$76,071
2021	110,294
2022	112,383
2023	115,775
2024	119,282
Thereafter	1,615,224
Total	$2,149,029

7. Exchangeable Senior Notes

In February 2019, our Operating Partnership issued $143.75 million of 3.75% Exchangeable Senior Notes due 2024 (the "Exchangeable Senior Notes") in a private offering, including the exercise in full of the initial purchasers’ option to purchase additional Notes. The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. At March 31, 2020, the exchange rate for the Exchangeable Senior

Notes  was 14.72989 shares of our common stock per $1,000 principal amount of Notes and the exchange price was approximately $67.889 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances.

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

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Cash coupon	$1,348	$584
Preferred stock dividend	268	111
Distribution to participating securities	233	97
Total interest expense	$1,849	$792

The following table details the carrying value of our Exchangeable Senior Notes on our condensed consolidated balance sheet (in thousands):

	March 31, 2020	December 31, 2019
Principal amount	$143,749	$143,750
Unamortized discount	(4,610)	(4,878)
Unamortized issuance costs	(3,985)	(4,218)
Carrying value	$135,154	134,654

Accrued interest payable for the Exchangeable Senior Notes was approximately $225,000 and $1.6 million as of March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

During the three months ended March 31, 2020, we issued 14 shares of our common stock upon exchange by holders of $1,000 of outstanding principal amount of our Exchangeable Senior Notes.

8. Net Income Per Share

Grants of restricted stock of the Company and restricted stock units in share-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per share under the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Earnings per basic share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Earnings per basic share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.

Through March 31, 2020, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three months ended March 31, 2020 and 2019 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. We have considered the dilutive effect of the shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis for the three months ended March 31, 2020 and 2019, and as this effect was anti-dilutive for both periods, these shares necessary to settle the Exchangeable Senior Notes were excluded from diluted earnings per share.

Computations of net income per basic and diluted share (in thousands, except share data) were as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Net income	$11,872	$3,641
Preferred stock dividend	(338)	(338)
Distribution to participating securities	(115)	(64)
Net income attributable to common stockholders used to compute net income per share	$11,419	$3,239

Weighted average common share outstanding:
Basic	15,784,296	9,664,775
Diluted	15,898,091	9,797,676

Net income attributable to common stockholders per share:
Basic	$0.72	$0.34
Diluted	$0.72	$0.33

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

The following table presents the carrying value in the condensed consolidated financial statements and approximate fair value of financial instruments at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments (1)	$272,907	$274,399	$119,595	$119,673
Exchangeable Senior Notes (2)	$135,154	$179,801	$134,654	$185,558

(1)	Investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes were trading in the private market as of March 31, 2020.

At March 31, 2020, cash equivalent instruments consisted of approximately $54.3 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to three months, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

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

The following table summarizes our restricted stock activity under the 2016 Plan:

		Weighted-
	Unvested	Average
	Restricted	Date Fair
	Shares	Value
Balance at December 31, 2019	139,546	$37.03
Granted	15,918	$75.11
Vested	(45,975)	$37.01
Forfeited (1)	(28,552)	$19.72
Balance at March 31, 2020	80,937	$50.64

(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

As of March 31, 2020, the remaining unrecognized compensation cost of $3.4 million relating to restricted stock awards will be recognized over a weighted-average amortization period of approximately 1.9 years.

The following table summarizes our restricted stock unit activity. Restricted stock units have the same economic rights as shares of restricted stock under the 2016 Plan:

	Unvested	Weighted- Average
	Restricted	Date Fair
	Stock Units	Value
Balance at December 31, 2019	—	$—
Granted	33,954	$75.11
Balance at March 31, 2020	33,954	$75.11

As of March 31, 2020, the remaining unrecognized compensation cost of $2.3 million relating to restricted stock units will be recognized over an amortization period of approximately 2.8 years.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in our condensed consolidated balance sheets as of March 31, 2020 is presented in the table below (in thousands):

Year	Amount
2020 (nine months ending December 31)	$152
2021	235
2022	242
2023	249
2024	256
Thereafter	88
Total future contractual lease payments	1,222
Effect of discounting	(18)
Office lease liability	$1,204

Tenant Improvement Allowances. As of March 31, 2020, we had approximately $89.0 million of commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. This amount does not include approximately $45.9 million which may be canceled by certain tenants at their option.

Construction Funding. As of March 31, 2020, we had approximately $879,000, $1.5 million and $16.9 million of commitments relating to construction funding for the development of certain properties in Ohio, Massachusetts, and Pennsylvania, respectively, which the tenant has agreed to use commercially reasonable efforts to complete by June 13, 2020, July 31, 2020 and February 9, 2021, respectively.

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

12. Subsequent Events

Acquisitions

Subsequent to March 31, 2020, we acquired the following properties, including commitments to fund tenant improvements and construction (dollars in thousands):

					Tenant
					Improvement
			Rentable		and
		Closing	Square	Purchase	Construction
Property	Market	Date	Feet (1)	Price	Commitments	Total (2)
Ascend MA	Massachusetts	April 2, 2020	199,000	$26,750	$22,250	$49,000	(3)
Cresco MI	Michigan	April 22, 2020	115,000	5,000	11,000	16,000	(4)
Total			314,000	$31,750	$33,250	$65,000

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	Excludes transaction costs.
(3)	The tenant is expected to complete tenant improvements at the property, for which we agreed to provide reimbursement of up to approximately $22.3 million. As of May 6, 2020, we had not incurred or funded any of the redevelopment costs.

(4)	The tenant is expected to complete tenant improvements at the property, for which we agreed to provide reimbursement of up to $11.0 million. As of May 6, 2020, we had not incurred or funded any of the redevelopment costs.

Lease Amendments Providing for Additional Tenant Improvement Allowances

Subsequent to March 31, 2020, we also amended certain leases at our properties to provide additional funds to tenants for tenant improvements at the applicable properties totaling approximately $1.4 million in the aggregate. As of May 6, 2020, we had funded approximately $579,000 of these tenant improvement allowances.

Lease Amendments Providing for Base Rent and Property Management Fee Deferrals

The current outbreak of the novel coronavirus, or COVID-19 could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. As of May 6, 2020, in light of the current coronavirus pandemic and associated severe economic disruption, we amended certain leases at our properties to provide for temporary base rent and property management fee deferrals. Each of the tenants remains responsible for the payment of all other costs under the applicable lease during the deferral period.

-

We amended each of our leases with Green Peak Industries, LLC (“GPI”) in Michigan to apply a part of GPI’s security deposit at each property for payment of the April 2020 base rent and property management fee, defer the base rent and property management fee for May and June 2020, and amortize the replenishment of the security deposit and payment of the base rent and property management fee deferral over an 18 month period commencing on July 1, 2020.

-

We amended our lease with Maitri Medicinals, LLC (“Maitri”) in Pennsylvania to apply a part of Maitri’s security deposit for payment of the April 2020 base rent and property management fee, defer the base rent and property management fee for May and June 2020, and amortize the replenishment of the security deposit and the base rent and property management fee deferral over an 18 month period commencing on July 1, 2020.

-

We amended each of our leases with affiliates of Medical Investor Holdings LLC (“Vertical”) in southern California to apply a part of Vertical’s security deposit at each property for a partial payment of the March 2020 base rent and property management fee and payment in full of the April 2020 base rent and property management fee, defer the base rent and property management fee for May and June 2020, and amortize the replenishment of the security deposit and payment of the base rent and property management fee deferral over an 18 month period commencing on July 1, 2020.

Pursuant to these amendments, (1) a total of $743,000 of security deposits were applied to the payment of base rent and property management fees for April 2020; (2) a total of $743,000 in base rent and property management fees was deferred for May 2020; (3) a total of $781,000 in base rent and property management fees was deferred for June 2020; and (4) a total of $85,000 per month in replenishment of security deposits and $52,000 per month in repayments of base rent and property management fee deferrals are required to be paid each month over an 18 month period commencing on July 1, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; rates of default on leases for our assets; availability of suitable investment opportunities in the medical-use cannabis industry; concentration of our portfolio of assets and limited number of tenants; our understanding of our competition and our potential tenants’ alternative financing sources; the estimated growth in and evolving market dynamics of the medical-use cannabis market; the demand for medical-use cannabis cultivation and processing facilities; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding medical-use cannabis; the additional risks that may be associated with certain of our tenants cultivating and processing adult-use cannabis in our facilities; the impact of widespread health developments, including the recent global coronavirus pandemic, and responses to such developments; financing rates for our assets; our expected leverage; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of March 31, 2020, we had 15 full-time employees. As of March 31, 2020, we owned 53 properties that were 99.1% (based on square footage) leased to state-licensed medical-use cannabis operators and comprising an aggregate of approximately 3.8 million rentable square feet (including approximately 1.1 million rentable square feet under development/redevelopment) in 15 states, with a weighted-average remaining lease term of approximately 15.8 years. As of March 31, 2020, we had invested approximately $647.3 million in the aggregate (excluding transaction costs) and had committed an additional approximately $138.0 million to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties. These statistics do not include up to approximately $13.4 million that may be funded in the future pursuant to our lease with a tenant at one of our Illinois properties, or the approximately $32.5 million that may be funded in the future pursuant to our lease with a tenant at one of our Massachusetts properties, as the tenants at those properties may not elect to have us disburse those funds to them and pay us the corresponding base rent on those funds. These statistics also treat our Los Angeles, California property as not leased, due to the tenant’s ongoing default in its obligation to pay rent at that location.

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

Rental Revenues

We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including:

●	our ability to enter into leases with increasing or market value rents for the properties that we acquire; and
●	rent collection, which primarily relates to each of our tenant’s financial condition and ability to make rent payments to us on time.

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

The current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. As of May 6, 2020, we had granted temporary base rent and property management fee deferrals to certain affected tenants. See Note 12 in the Notes to the Condensed Consolidated Financial Statements for further information regarding these base rent and property management deferrals.

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

Results of Operations

We acquired the following properties during the three months ended March 31, 2020 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet (1)	Price	Costs	Total
Green Leaf VA	Virginia	January 15, 2020	82,000	$11,740	72	11,812	(2)
Cresco OH	Ohio	January 24, 2020	50,000	10,600	12	10,612	(3)
GTI OH	Ohio	January 31, 2020	21,000	2,900	23	2,923	(4)
LivWell CO - Retail Portfolio	Colorado	Various	8,000	3,300	23	3,323	(5)
GTI IL	Illinois	March 6, 2020	231,000	9,000	17	9,017	(6)
Parallel FL	Florida	March 11, 2020	373,000	35,300	20	35,320	(7)
Total			765,000	$72,840	$167	$73,007

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The tenant is expected to complete development of the property for which we have agreed to provide reimbursement of up to approximately $8.0 million. As of March 31, 2020, we incurred approximately $6.4 million of the development costs, of which we funded approximately $4.5 million.
(3)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to approximately $1.9 million. As of March 31, 2020, we incurred approximately $30,000 of the redevelopment costs, of which none was funded.

(4)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $4.3 million. As of March 31, 2020, we incurred approximately $3.0 million of the redevelopment costs, of which we funded approximately $2.0 million.
(5)	The portfolio consists of two retail properties, with one property closing on February 19, 2020 and one property closing on February 21, 2020. The tenant is expected to complete tenant improvements at one of the properties, for which we agreed to provide reimbursement of up to $850,000. As of March 31, 2020, we incurred approximately $49,000 of the redevelopment costs, of which none was funded.
(6)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $41.0 million. As of March 31, 2020, we incurred approximately $8.0 million of the redevelopment costs, of which we funded approximately $4.9 million.
(7)	The tenant is expected to complete redevelopment of the property for which we have agreed to provide reimbursement of up to $8.2 million. As of March 31, 2020, we had not incurred or funded any of the redevelopment costs.

In January 2020, we amended our lease with Green Peak Industries, LLC which, among other things, canceled the remaining tenant improvement allowance of approximately $15.2 million and adjusted the corresponding base rent. As of March 31, 2020, our total investment in the property was approximately $15.8 million.

In January 2020, we amended our lease with a subsidiary of Vireo Health, Inc. at one of our Pennsylvania properties, making available an additional $4.5 million in funding for tenant improvements at the property. Assuming full payment of the additional funding, our total tenant improvement allowance would be approximately $8.3 million and our total investment in the property would be approximately $14.1 million. As of March 31, 2020, we incurred $5.6 million of the redevelopment costs, of which approximately $4.7 million was funded. Subsequent to quarter end, in April, we amended the lease to decrease the funding for tenant improvements at the property by $300,000; as a result, the total tenant improvement allowance is approximately $8.0 million, and assuming full payment of the allowance, our total investment in the property will be approximately $13.8 million.

In January 2020, we amended our lease with a subsidiary of The Pharm, LLC at one of our Arizona properties, making available an additional $2.0 million in funding for tenant improvements at the property, making the total tenant improvement allowance $5.0 million. As of March 31, 2020, we incurred and funded the full amount of the redevelopment costs, making our total investment in the property $20.0 million.

In January 2020, we amended our lease with the tenant of our Sacramento, California property, making available an additional approximately $1.3 million in funding for tenant improvements at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be approximately $6.0 million and our total investment in the property will be approximately $12.7 million. As of March 31, 2020, we incurred approximately $6.0 million of the redevelopment costs, of which approximately $5.8 million was funded.

In February 2020, we amended our lease with a subsidiary of Maitri Medicinals, LLC at one of our Pennsylvania properties, making available an additional $6.0 million in funding for tenant improvements at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be $16.0 million and our total investment in the property will be approximately $22.3 million. As of March 31, 2020, we incurred approximately $9.5 million of the redevelopment costs, of which approximately $8.8 million was funded.

In February 2020, we amended our lease and development agreement with a subsidiary of PharmaCann at one of our Massachusetts properties, making available an additional $4.0 million in construction funding at the property. Assuming full payment of the additional construction funding, our total construction funding will be $27.5 million and our total investment in the property will be $30.5 million. We also canceled the optional commitment to provide construction funding of $4.0 million for PharmaCann at one of our Pennsylvania properties. As of March 31, 2020, we incurred approximately $26.0 million of the construction funding at the Massachusetts property, of which approximately $24.2 million was funded.

In March 2020, we amended our lease with Holistic Industries LLC at our Maryland property, making available a $5.5 million tenant improvement allowance at the property. Assuming full payment of the additional funding, our total tenant improvement allowance will be $5.5 million and our total investment in the property will be $22.4 million. As of March 31, 2020, we incurred approximately $1.2 million of the redevelopment costs, of which none was funded.

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth the results of our operations (in thousands):

	For the Three Months
	Ended
	March 31,
	2020	2019
Revenues:
Rental (excluding tenant reimbursements)	$20,619	$6,576
Tenant reimbursements	511	247
Total revenues	21,130	6,823
Expenses:
Property expenses	600	247
General and administrative expense	3,346	1,918
Depreciation expense	4,907	1,218
Total expenses	8,853	3,383
Income from operations	12,277	3,440
Interest and other income	1,444	993
Interest expense	(1,849)	(792)
Net income	11,872	3,641
Preferred stock dividend	(338)	(338)
Net income attributable to common stockholders	$11,534	$3,303

Revenues.

Rental (excluding tenant reimbursements). Rental revenues for the three months March 31, 2020 increased by approximately $14.0 million, or 214%, to approximately $20.6 million, compared to approximately $6.6 million for the three months ended March 31, 2019. Approximately $763,000 of the increase in rental revenue was generated by the properties acquired during the three months ended March 31, 2020. The remaining approximately $13.2 million increase in rental revenue was generated by properties we acquired prior to 2020, including annual escalations and related rents on amendments which increased the tenant improvement allowances on certain of the leases. Rental revenues for the three months ended March 31, 2020 included approximately $379,000 of rent and associated lease penalties received through the drawdown of the security deposit at our Los Angeles, California property, as a result of the tenant’s ongoing lease default, and the drawdown of part of the security deposits totaling approximately $195,000 at certain properties in southern California leased to Vertical to pay part of the rent and associated lease penalties for March.

Tenant Reimbursements. Tenant reimbursements related to reimbursements by tenants for property insurance premiums paid at certain properties. The increase in tenant reimbursements primarily related to properties that we acquired in 2019. Tenant reimbursements for the three months ended March 31, 2020 included approximately $43,000 of reimbursements received through the drawdown of the remaining security deposit at our Los Angeles, California property.

Expenses.

Property Expenses. Property expenses related to property insurance premiums and property taxes paid at certain of our properties, which were reimbursed by the tenants. The increase in property expenses primarily related to properties that we acquired in 2019.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2020 increased by approximately $1.4 million, or 74%, to approximately $3.3 million, compared to approximately $1.9 million for the three months ended March 31, 2019. The increase in general and administrative expense was primarily due to higher cash compensation to employees, an increase in the number of employees and higher public company costs, travel and occupancy costs.

Compensation expense for the three months ended March 31, 2020 and 2019 included approximately $825,000 and $563,000, respectively, of non-cash stock-based compensation.

Depreciation Expense. The increase in depreciation expense was related to depreciation on properties that we acquired and the placement into service of construction and tenant improvements at certain of our properties.

Interest and Other Income. Interest and other income primarily related to interest earned on our short-term investments and cash and cash equivalents. The increase in interest income was due to higher interest bearing investments resulting from proceeds from our common stock offerings.

Interest Expense. Interest expense related to our Exchangeable Senior Notes issued in February 2019. Interest expense for the three months ended March 31, 2020 and 2019 included approximately $501,000 and $208,000, respectively, of non-cash interest expense.

Cash Flows

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019	Change
Net cash provided by operating activities	$19,570	$4,603	$14,967
Net cash used in investing activities	(308,296)	(92,288)	(216,008)
Net cash provided by financing activities	302,703	133,859	168,844
Ending cash, cash equivalents and restricted cash balance	131,293	59,224	72,069

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2020 and 2019 were approximately $19.6 million and $4.6 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, partially offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2020 were approximately $308.3 million, of which approximately $155.2 million related to the purchases of investments in real estate and funding of a portion of the tenant improvement allowances and construction funding, approximately $152.3 million related to net purchases and maturities of short-term investments and approximately $838,000 related to deposits in escrow for acquisitions. Cash flows used in investing activities for the three months ended March 31, 2019 were approximately $92.3 million, of which approximately $14.2 million related to the purchases of investments in real estate and funding of a portion of the tenant improvement allowances and construction funding, approximately $76.5 million related to net purchases and maturities of short-term investments and approximately $1.6 million related to deposits in escrow for acquisitions.

Financing Activities

Net cash provided by financing activities of approximately $302.7 million during the three months ended March 31, 2020 was the result of approximately $317.8 million in net proceeds from the issuance of our common stock, partially offset by dividend payments of approximately $13.0 million to common and preferred stockholders and approximately $2.2 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

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

Sources and Uses of Cash

We derive all of our revenues from the leasing of our properties, collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In January 2020, we issued 3,412,969 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 445,170 shares, resulting in net proceeds of approximately $239.6 million.

Also in January 2020, we sold 998,282 shares of our common stock for net proceeds of approximately $78.2 million under the ATM Program.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs. In addition, we may sell common stock through sales agents under our ATM Program from time to time.

We expect to meet our liquidity needs through cash on hand, cash flows from operations after payment of dividends and proceeds from sale of equity of the issuance of new debt. We believe that our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

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

The following table describes the dividends declared by the Company during the three months ended March 31, 2020:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 13, 2020	Common Stock	$1.00	January 1, 2020 to March 31, 2020	April 15, 2020	$17,070
March 13, 2020	Series A preferred stock	$0.5625	January 15, 2020 to April 14, 2020	April 15, 2020	$338

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2020 (in thousands):

Payments Due by Year	Exchangeable Senior Notes	Interest	Office Rent	Total
2020 (nine months ending December 31)	$—	$5,391	$152	$5,543
2021	—	5,391	235	5,626
2022	—	5,391	242	5,633
2023	—	5,391	249	5,640
2024	143,749	764	256	144,769
Thereafter	—	—	88	88
Total	$143,749	$22,328	$1,222	$167,299

Additionally, as of March 31, 2020, we had approximately $89.0 million outstanding in commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and approximately $879,000, $1.5 million and $16.9 million of commitments relating to construction funding for the development of the properties in Ohio, Massachusetts and Pennsylvania, which the tenant has agreed to use commercially reasonable efforts to complete by June 13, 2020, July 31, 2020 and February 9, 2021, respectively. These amounts do not include up to approximately $45.9 million, in the aggregate, that certain tenants may elect to be reimbursed in the future and pay the corresponding base rent pursuant to certain of our leases as follows: approximately $13.4 million pursuant to our lease with Grassroots at one of our Illinois properties and approximately $32.5 million pursuant to our lease with Trulieve at one of our Massachusetts properties. As of March 31, 2020, these amounts had not been requested by the tenants. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as tenant improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, and tenants also can exercise discretion regarding the timing for requesting reimbursement for construction funding.

Non-GAAP Financial Information

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of our properties without giving effect to certain significant non-cash items, primarily depreciation expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. We believe that by excluding the effect of depreciation, FFO and FFO per share can facilitate comparisons of operating performance between periods. FFO and FFO per share are used by management to evaluate the REIT’s operating performance and these measures are the measures used by the REIT industry and industry analysts to evaluate REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share amounts):

	For the Three Months
	Ended
	March 31,
	2020	2019
Net income attributable to common stockholders	$11,534	$3,303
Real estate depreciation	4,907	1,218
FFO attributable to common stockholders	16,441	4,521
Stock-based compensation	825	563
Non-cash interest expense	501	208
AFFO attributable to common stockholders	$17,767	$5,292
FFO per share — basic	$1.04	$0.47
FFO per share — diluted	$1.03	$0.46
AFFO per share — basic	$1.13	$0.55
AFFO per share — diluted	$1.12	$0.54
Weighted average shares outstanding — basic	15,784,296	9,664,775
Weighted average shares outstanding — diluted	15,898,091	9,797,676

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates and assumptions. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our condensed consolidated financial statements. Our accounting policies are more fully discussed in Note 2 to the condensed consolidated financial statements.

Acquisition of Rental Property, Depreciation and Impairment

We depreciate each of our buildings and improvements over its estimated remaining useful life, not to exceed 40 years. We depreciate tenant improvements at our buildings over the shorter of the estimated useful lives or the terms of the related leases.

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

Revenue Recognition and Accounts Receivable

Our existing tenant leases and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fees. We account for our leases as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of lease payments is not probable. Rental increases based upon changes in the U.S. Consumer Price Index (“CPI”) are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental revenue in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our condensed consolidated financial statements.

We record revenue for each of our properties on a cash basis due to the uncertain regulatory environment in the United States relating to the regulated cannabis industry and the uncertainty of collectability of lease payments from each tenant due to its limited operating history.

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

Lease Accounting

As lessee, at March 31, 2020, we recognized a liability to account for our future obligations related to our corporate office lease, which has a remaining lease term of approximately 5 years, excluding the extension option that we are not reasonably certain to exercise, and a corresponding right-of-use asset. The initial lease liability was measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset was initially measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term.

As lessor for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant's option. All of our leases are classified as operating leases. Our tenant reimbursable revenue and property expenses are presented on a gross basis as rental revenue and as property expenses, respectively, on our condensed consolidated statements of income.

One of our leases that was entered into prior to 2019 provides the lessee with a purchase option to purchase the leased property at the end of the initial lease term in September 2034. The purchase option provision allows the lessee to purchase the leased property at the greatest of (a) the fair value; (b) the value determined by dividing the then-current base rent by 8%; and (c) an amount equal to our gross investment in the property (including the purchase price at acquisition and any additional investment in the property made by us during the term of the lease), indexed to inflation. At March 31, 2020, our gross investment in the property with the purchase option was approximately $29.0 million. At March 31, 2020, the purchase option was not exercisable.

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

Income Taxes

We have been organized to operate our business so as to qualify to be taxed as a REIT, for U.S. federal income tax purposes. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income for U.S. federal income tax purposes. As long as our dividends equal or exceed our taxable net income, we generally will not be required to pay U.S. federal income tax on such income. As we intend to maintain dividends at a level sufficient to meet the REIT distribution requirements, we will continue to evaluate whether the current levels of distribution are sufficient to do so throughout 2020.

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

Interest Rate Risk

As of March 31, 2020, we had approximately $143.75 million of Exchangeable Senior Notes outstanding at a fixed interest rate, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2020 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for year ended December 31, 2019. The risks as updated below and as described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

The current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows.

A novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. COVID-19 (or a future pandemic) could have material and adverse effects on our tenants’ and their operations, and in turn on our performance, financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant actions;
●	the temporary inability of consumers and patients to purchase our tenant’s cannabis products due to a number of factors, including but limited to illness, dispensary closures or limitations on operations (including but not limited to shortened operating hours, social distancing requirements and mandated “curbside only” pickup), quarantine, financial hardship, and “stay at home” orders, could severely impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
●	difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations and our tenants’ ability to fund their business operations and meet their obligations to us;
●	workforce disruptions for our tenants, as a result of infections, quarantines, stay at home orders or other factors, could result in a material reduction in our tenants’ cannabis cultivation, manufacturing, distribution and/or sales capacity;
●	because of the federal regulatory uncertainty relating to the regulated cannabis industry, our tenants may not be eligible for financial relief available to other businesses, including recently introduced federal assistance programs;
●	restrictions on public events for the regulated cannabis industry limit the opportunity for our tenants to market and sell their products and promote their brands;
●	delays in construction at our properties may adversely impact our tenants’ ability to commence operations and generate revenues from projects, including but not limited to delays caused by:
●	construction moratoriums by local, state or federal government authorities;
●	delays by applicable governmental authorities in providing the necessary authorizations to continue construction or commence operations;
●	reductions in construction team sizes to effectuate social distancing and other requirements;
●	infection by one or more members of a construction team necessitating a partial or full shutdown of construction; and
●	manufacturing and supply chain disruptions for materials sourced from other geographies which may be experiencing shutdowns and/or restrictions on transportation of such materials;
●	a general decline in business activity in the regulated cannabis industry would adversely affect our ability to grow our portfolio of regulated cannabis properties; and
●	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. As of May 6, 2020, we had granted temporary base rent deferrals to certain affected tenants. See Note 12 in the Notes to the Condensed Consolidated Financial Statements for further information regarding these base rent deferrals. COVID-19 presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2020, we issued 14 shares of our common stock upon exchange by holders of $1,000 of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1+	Form of Restricted Stock Unit Award Agreement.(1)
10.2	Third Amendment dated February 24, 2020 to Lease Agreement dated May 31, 2018 between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(2)
10.3	Third Amendment dated February 24, 2020 to Development Agreement dated May 31, 2018 between IIP-MA 1 LLC, IIP Operating Partnership, LP and PharmaCannis Massachusetts Inc.(2)
10.4	Second Amendment dated February 3, 2020 to Lease Agreement dated May 26, 2017 between IIP-MD 1 LLC and Holistic Industries LLC.(3)
10.5*	Fourth Amendment dated March 31, 2020 to Development Agreement dated May 31, 2018 between IIP-MA 1 LLC, IIP Operating Partnership, LP and PharmaCannis Massachusetts Inc.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

+  Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2020.

(2)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 25, 2020.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on March 3, 2020.

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

Dated May 7, 2020