Form 10-Q
period 2020-09-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2020-11-05
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of November 5, 2020 there were 22,174,428 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

SEPTEMBER 30, 2020

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Real estate, at cost:
Land	$68,033	$48,652
Buildings and improvements	575,529	382,035
Tenant improvements	272,934	87,344
Total real estate, at cost	916,496	518,031
Less accumulated depreciation	(31,469)	(12,170)
Net real estate held for investment	885,027	505,861
Cash and cash equivalents	161,074	82,244
Restricted cash	—	35,072
Short-term investments, net	451,178	119,595
Right of use office lease asset	1,035	1,202
Other assets, net	1,536	1,883
Total assets	$1,499,850	$745,857
Liabilities and stockholders’ equity
Exchangeable senior notes, net	$136,174	$134,654
Tenant improvements and construction funding payable	30,583	24,968
Accounts payable and accrued expenses	1,336	3,417
Dividends payable	26,325	12,975
Office lease liability	1,113	1,202
Rent received in advance and tenant security deposits	34,323	20,631
Total liabilities	229,854	197,847
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 22,174,428 and 12,637,043 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	22	13
Additional paid-in capital	1,295,352	553,932
Dividends in excess of earnings	(39,387)	(19,944)
Total stockholders' equity	1,269,996	548,010
Total liabilities and stockholders' equity	$1,499,850	$745,857

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental (including tenant reimbursements)	$34,327	$11,555	$79,803	$26,995
Total revenues	34,327	11,555	79,803	26,995

Expenses:
Property expenses	2,919	357	3,933	941
General and administrative expense	3,339	2,156	9,695	6,667
Depreciation expense	7,646	2,221	19,299	5,054
Total expenses	13,904	4,734	32,927	12,662
Income from operations	20,423	6,821	46,876	14,333
Interest and other income	653	1,537	3,086	3,702
Interest expense	(1,861)	(1,838)	(5,565)	(4,462)
Net income	19,215	6,520	44,397	13,573
Preferred stock dividend	(338)	(338)	(1,014)	(1,014)
Net income attributable to common stockholders	$18,877	$6,182	$43,383	$12,559
Net income attributable to common stockholders per share (Note 8):
Basic	$0.87	$0.56	$2.35	$1.22
Diluted	$0.86	$0.55	$2.33	$1.20
Weighted average shares outstanding:
Basic	21,594,637	10,918,477	18,315,231	10,088,036
Diluted	21,708,725	11,057,697	18,429,228	10,225,574

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended September 30, 2020						Three Months Ended September 30, 2019
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	18,614,561	$19	$988,220	$(32,277)	$969,971	$14,009	9,809,171	$10	$266,356	$(14,187)	$266,188
Net income	—	—	—	—	19,215	19,215	—	—	—	—	6,520	6,520
Net proceeds from sale of common stock	—	3,559,867	3	306,291	—	306,294	—	1,558,000	1	185,623	—	185,624
Net issuance of unvested restricted stock	—	—	—	—	—	—	—	657	—	—	—	—
Preferred stock dividend	—	—	—	—	(338)	(338)	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(25,987)	(25,987)	—	—	—	—	(8,866)	(8,866)
Stock-based compensation	—	—	—	841	—	841	—	—	—	655	—	655
Balances at end of period	$14,009	22,174,428	$22	$1,295,352	$(39,387)	$1,269,996	$14,009	11,367,828	$11	$452,634	$(16,871)	$449,783

	Nine Months Ended September 30, 2020						Nine Months Ended September 30, 2019
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	12,637,043	$13	$553,932	$(19,944)	$548,010	$14,009	9,775,800	$10	$260,540	$(10,267)	$264,292
Net income	—	—	—	—	44,397	44,397	—	—	—	—	13,573	13,573
Equity component of exchangeable senior notes	—	—	—	—	—	—	—	—	—	5,569	—	5,569
Issuance of exchangeable senior notes	—	14	—	1	—	1	—	—	—	—	—	—
Net proceeds from sale of common stock	—	9,548,866	9	741,097	—	741,106	—	1,558,000	1	185,623	—	185,624
Net issuance of unvested restricted stock	—	(11,495)	—	(2,166)	—	(2,166)	—	34,028	—	(939)	—	(939)
Preferred stock dividend	—	—	—	—	(1,014)	(1,014)	—	—	—	—	(1,014)	(1,014)
Common stock dividend	—	—	—	—	(62,826)	(62,826)	—	—	—	—	(19,163)	(19,163)
Stock-based compensation	—	—	—	2,488	—	2,488	—	—	—	1,841	—	1,841
Balances at end of period	$14,009	22,174,428	$22	$1,295,352	$(39,387)	$1,269,996	$14,009	11,367,828	$11	$452,634	$(16,871)	$449,783

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$44,397	$13,573
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	19,299	5,054
Other non-cash adjustments	139	—
Stock-based compensation	2,488	1,841
Amortization of discounts on short-term investments	(2,499)	(2,870)
Amortization of debt discounts and issuance costs	1,521	1,181
Changes in assets and liabilities
Other assets, net	(364)	46
Accounts payable and accrued expenses	(2,095)	(924)
Rent received in advance and tenant security deposits	13,692	7,185
Net cash provided by operating activities	76,578	25,086
Cash flows from investing activities
Purchases of investments in real estate	(182,086)	(107,644)
Reimbursements of tenant improvements and construction funding	(210,114)	(43,767)
Deposits in escrow for acquisitions	—	(500)
Purchases of short-term investments	(668,576)	(249,015)
Maturities of short-term investments	339,492	163,500
Net cash used in investing activities	(721,284)	(237,426)
Cash flows from financing activities
Issuance of common stock, net of offering costs	741,120	185,687
Net proceeds from issuance of exchangeable senior notes	—	138,545
Dividends paid to common stockholders	(49,476)	(13,718)
Dividends paid to preferred stockholders	(1,014)	(1,014)
Taxes paid related to net share settlement of equity awards	(2,166)	(939)
Net cash provided by financing activities	688,464	308,561
Net increase in cash, cash equivalents and restricted cash	43,758	96,221
Cash, cash equivalents and restricted cash, beginning of period	117,316	13,050
Cash, cash equivalents and restricted cash, end of period	$161,074	109,271
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,391	$3,056
Supplemental disclosure of non-cash investing and financing activities:
Accrual for reimbursements of tenant improvements and construction funding	$30,583	$12,700
Deposits applied for acquisitions	650	—
Accrual for common and preferred stock dividends declared	26,325	9,204
Accrual for stock issuance costs	14	62
Exchange of exchangeable senior notes	1	—

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

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

This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

The Company considered the impact of COVID-19 on its assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations and financial position at September 30, 2020. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company. See Note 6 for further discussion.

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

Reportable Segment. We are engaged in the business of providing real estate for the regulated cannabis industry. Our properties are similar in that they are leased to the state-licensed operators on a long-term triple-net basis, consist of improvements that are reusable and have similar economic characteristics. Our chief operating decision maker reviews financial information for our entire consolidated operations when making decisions related to assessing our operating performance. We have aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated using consistent business strategies. The financial information disclosed herein represents all of the financial information related to our one reportable segment.

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

Depreciation. We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the estimated useful lives. We depreciate each of our buildings and improvements over its estimated remaining useful life, generally not to exceed 40 years. We depreciate tenant improvements at our buildings where we are considered the owner over the estimated useful lives of the improvements, which may not be limited by the terms of the related leases.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the nine months ended September 30, 2020 and 2019.

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

Cash and Cash Equivalents and Restricted Cash. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2020 and December 31, 2019, $93.5 million and $60.1 million, respectively, were invested in short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

Restricted cash relates to cash held in escrow for the reimbursement of tenant improvements in accordance with various lease agreements. As of September 30, 2020, all of the cash held was released from restriction.

Investments. Investments consist of obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of greater than three months. Investments are classified as held-to-maturity and stated at amortized cost.

Exchangeable Notes. The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification requires the liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of our Exchangeable Senior Notes (as defined below) were allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the Exchangeable Senior Notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes  as of the date of issuance based on our estimated nonexchangeable debt borrowing rate with the assistance of a third-party valuation specialist as we do not have a history of borrowing arrangements and there is limited empirical data available related to the Company’s industry due to the regulatory uncertainty of the cannabis market in which the Company’s tenants operate. The equity component of our Exchangeable Senior Notes is reflected within additional paid-in capital on our condensed consolidated balance sheets, and the resulting debt discount is amortized over the period during which the Exchangeable Senior Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to our Exchangeable Senior Notes will increase in subsequent periods through the maturity date as the Exchangeable Senior Notes accrete to the par value over the same period.

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

In April 2020, in response to the coronavirus pandemic and associated severe economic disruption, we amended leases at certain of our properties to provide for temporary base rent and property management fee deferrals through June 30, 2020. The FASB has issued additional guidance for companies to account for any coronavirus related rent concessions in the form of FASB staff and board members' remarks at the April 8, 2020 public meeting and the FASB staff question-and-answer document issued on April 10, 2020. We have elected the practical expedient which allows us to not have to evaluate whether concessions provided in response to coronavirus pandemic are lease modifications. This relief is subject to certain conditions being met, including ensuring the total remaining lease payments are substantially the same or less as compared to the original lease payments prior to the concession being granted.

Lease amendments that are not associated with the coronavirus pandemic are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease.

One of our leases that was entered into prior to 2019 provides the lessee with a purchase option to purchase the leased property at the end of the initial lease term in September 2034, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property at the greatest of (a) the fair value; (b) the value determined by dividing the then-current base rent by 8%; and (c) an amount equal to our gross investment in the property (including the purchase price at acquisition and any additional investment in the property made by us during the term of the lease), indexed to inflation. At September 30, 2020, our gross investment in the property with the purchase option was approximately $30.5 million. At September 30, 2020, the purchase option was not exercisable.

Our leases generally contain options to extend the lease terms at the prevailing market rate or at the expiring rental rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842, Leases. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. These standards were effective for the Company on January 1, 2020 and did not have a material impact on our condensed consolidated financial statements.

Concentration of Credit Risk. As of September 30, 2020, we owned 63 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania and Virginia. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the tenants in our portfolio that represented the largest percentage of our total rental revenue for each period presented, including tenant reimbursements:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2020
		Percentage of		Percentage of
	Number of	Rental	Number of	Rental
	Leases	Revenue	Leases	Revenue
PharmaCann Inc.(1)	5	16%	5	19%
Cresco Labs Inc.(1)	5	12%	5	10%
Ascend Wellness Holdings, LLC(1)	3	10%	3	10%
Holistic Industries Inc.(1)	4	6%	4	6%
Curaleaf Holdings, Inc.(1)(2)	4	6%	4	6%
Green Thumb Industries Inc.(1)	3	6%	3	5%
SH Parent, Inc. (Parallel) (1)	2	6%	2	5%

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019		September 30, 2019
		Percentage of		Percentage of
	Number of	Rental	Number of	Rental
	Leases	Revenue	Leases	Revenue
PharmaCann Inc.(1)	4	24%	4	27%
Ascend Wellness Holdings, LLC(1)	2	14%	2	12%
Vireo Health, Inc.(1)	4	9%	4	10%
Kings Garden Inc.(1)	5	8%	5	6%
Holistic Industries Inc.	1	7%	1	8%
Green Peak Industries, LLC	1	7%	1	7%
The Pharm, LLC(1)	2	6%	2	8%
(1)	Includes leases with affiliates of the entity, for which the entity has provided a corporate guaranty.

(2)	Curaleaf Holdings, Inc. acquired GR Companies, Inc. (“Grassroots”) and executed corporate guaranties for our leases with Grassroots in August 2020.

At September 30, 2020, one of our properties in Michigan accounted for approximately 5% of our net real estate held for investment. At December 31, 2019, one of our properties in New York accounted for approximately 6% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2020, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of September 30, 2020, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 22,174,428 shares of common stock issued and outstanding.

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

In July 2020, we issued 3,085,867 shares of common stock, including the exercise in full of the underwriters' option to purchase an additional 402,504 shares, resulting in net proceeds of approximately $248.2 million.

In September 2019, we entered into equity distribution agreements with three sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $250.0 million in shares of our common stock. During the three months ended September 30, 2020, we sold 474,000 shares of our common stock for net proceeds of approximately $58.1 million under the ATM Program, which includes the payment of approximately $1.2 million to one sales agent as commission for such sales. During the nine months ended September 30, 2020, we sold 1,499,382 shares of our common stock for net proceeds of approximately $138.4 million under the ATM Program, which includes the payment of approximately $2.8 million to one sales agent as commission for such sales.

4. Preferred Stock

As of September 30, 2020, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the nine months ended September 30, 2020:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 13, 2020	Common Stock	$1.00	January 1, 2020 to March 31, 2020	April 15, 2020	$17,070
March 13, 2020	Series A preferred stock	$0.5625	January 15, 2020 to April 14, 2020	April 15, 2020	$338
June 15, 2020	Common Stock	$1.06	April 1, 2020 to June 30, 2020	July 15, 2020	$19,770
June 15, 2020	Series A preferred stock	$0.5625	April 15, 2020 to July 14, 2020	July 15, 2020	$338
September 15, 2020	Common Stock	$1.17	July 1, 2020 to September 30, 2020	October 15, 2020	$25,987
September 15, 2020	Series A preferred stock	$0.5625	July 15, 2020 to October 14, 2020	October 15, 2020	$338

6. Investments in Real Estate

Acquisitions

The Company acquired the following properties during the nine months ended September 30, 2020 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Green Leaf VA	Virginia	January 15, 2020	82,000	$11,740	$73	$11,813	(2)
Cresco OH	Ohio	January 24, 2020	50,000	10,600	12	10,612	(3)
GTI OH	Ohio	January 31, 2020	21,000	2,900	27	2,927	(4)
LivWell CO - Retail Portfolio	Colorado	Various	8,000	3,300	27	3,327	(5)
GTI IL	Illinois	March 6, 2020	231,000	9,000	23	9,023	(6)
Parallel FL	Florida	March 11, 2020	373,000	35,300	26	35,326	(7)
Ascend MA	Massachusetts	April 2, 2020	199,000	26,750	20	26,770	(8)
Cresco MI	Michigan	April 22, 2020	115,000	5,000	16	5,016	(9)
Kings Garden CA	California	May 12, 2020	70,000	17,500	9	17,509
Holistic PA	Pennsylvania	June 10, 2020	108,000	8,870	12	8,882	(10)
Cresco MA	Massachusetts	June 30, 2020	118,000	7,750	14	7,764	(11)
Curaleaf NJ	New Jersey	July 13, 2020	111,000	5,500	59	5,559	(12)
Columbia Care NJ Cultivation	New Jersey	July 16, 2020	50,000	10,220	48	10,268	(13)
Columbia Care NJ Dispensary	New Jersey	July 16, 2020	4,000	2,165	7	2,172
Holistic MI	Michigan	September 1, 2020	63,000	6,200	11	6,211	(14)
Parallel FL Lakeland	Florida	September 18, 2020	220,000	19,550	7	19,557	(15)
Total			1,823,000	$182,345	$391	$182,736	(16)
(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	We agreed to provide reimbursement to the tenant for development at the property of up to approximately $8.0 million, all of which we incurred and funded as of September 30, 2020.
(3)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to approximately $1.9 million. In June, we amended the lease, which increased the tenant improvement allowance by $1.0 million to a total of approximately $2.9 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $13.5 million. As of September 30, 2020, we incurred approximately $148,000 of the redevelopment costs, of which none was funded.
(4)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $4.3 million. Subsequent to September 30, 2020, on October 1, 2020, we amended this lease to increase the tenant improvement allowance by $25.0 million to a total of $29.3 million. As of September 30, 2020, we incurred approximately $4.4 million of the redevelopment costs, of which we funded approximately $4.3 million.
(5)	The portfolio consists of two retail properties, with one property closing on February 19, 2020 and one property closing on February 21, 2020. The tenant is expected to complete tenant improvements at one of the properties, for which we agreed to provide reimbursement of up to $850,000. As of September 30, 2020, we incurred and funded approximately $49,000 of the redevelopment costs.
(6)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $41.0 million. As of September 30, 2020, we incurred approximately $19.6 million of the redevelopment costs, of which we funded approximately $18.5 million.
(7)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $8.2 million. As of September 30, 2020, we incurred approximately $3.0 million of the redevelopment costs, of which we funded approximately $2.1 million.
(8)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to approximately $22.3 million. As of September 30, 2020, we incurred approximately $4.4 million of the redevelopment costs, of which we funded approximately $3.0 million.
(9)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $11.0 million. In June, we amended the lease, which increased the tenant improvement allowance by $16.0 million to a total of $27.0 million. As of September 30, 2020, we incurred approximately $596,000 of the redevelopment costs, of which no amount was funded.
(10)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to approximately $6.4 million. As of September 30, 2020, we incurred approximately $4.0 million of the redevelopment costs, of which we funded approximately $2.7 million.

(11)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $21.0 million. As of September 30, 2020, we incurred approximately $59,000 of the redevelopment costs, of which no amount was funded.
(12)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $29.5 million. As of September 30, 2020, we incurred approximately $8.7 million of the redevelopment costs, of which we funded approximately $5.4 million.
(13)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $1.6 million. As of September 30, 2020, we incurred approximately $648,000 of the redevelopment costs, of which no amount was funded.
(14)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $18.8 million. As of September 30, 2020, we incurred approximately $628,000 of the redevelopment costs, of which no amount was funded.
(15)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to approximately $36.9 million. As of September 30, 2020, we incurred approximately $57,000 of the redevelopment costs, of which no amount was funded.
(16)	Approximately $19.4 million was allocated to land and approximately $163.3 million was allocated to buildings and improvements.

The properties acquired during the three and nine months ended September 30, 2020 generated approximately $778,000 and $15.2 million of rental revenue (including tenant reimbursements), respectively, and approximately $303,000 and $11.0 million of net operating income, respectively, after deducting property and depreciation expenses. The properties acquired during the three and nine months ended September 30, 2019 generated approximately $1.7 million and $6.6 million of rental revenue (including tenant reimbursements), respectively, and approximately $1.4 and $5.1 million of net operating income, respectively, after deducting property and depreciation expenses.

Lease Amendments

In January 2020, we amended our lease with Green Peak Industries, LLC (“GPI”) which, among other things, canceled the remaining tenant improvement allowance of approximately $15.2 million and adjusted the corresponding base rent. As of September 30, 2020, our total investment in the property was approximately $15.8 million.

In January 2020, we amended our lease with a subsidiary of Vireo Health, Inc. ("Vireo") at one of our Pennsylvania properties, making available an additional $4.5 million in funding for tenant improvements at the property. In April 2020, we amended the lease to decrease the funding for tenant improvements at the property by $300,000. In August 2020, Vireo transferred its ownership interest in the subsidiary tenant at the property to Jushi Holdings Inc. ("Jushi"), and we amended the lease to increase the funding for tenant improvements at the property by $2.0 million. As a result, the total tenant improvement allowance for the property is approximately $10.0 million, and assuming full payment of the allowance, our total investment in the property will be $15.8 million. As of September 30, 2020, we incurred approximately $7.6 million of the redevelopment costs, of which we funded approximately $7.4 million.

In January 2020, we amended our lease with a subsidiary of The Pharm, LLC at one of our Arizona properties, making available an additional $2.0 million in funding for tenant improvements at the property, and making the total tenant improvement allowance $5.0 million. As of September 30, 2020, we incurred and funded the full amount of the redevelopment costs, making our total investment in the property $20.0 million.

In January 2020, we amended our lease with the tenant of our Sacramento, California property, making available an additional approximately $1.3 million in funding for tenant improvements at the property, and making the total tenant improvement allowance approximately $6.0 million. As of September 30, 2020, we funded the full amount of the redevelopment costs, and our total investment in the property was approximately $12.7 million.

In February 2020, we amended our lease with a subsidiary of Maitri Medicinals, LLC ("Maitri") at one of our Pennsylvania properties, making available an additional $6.0 million in funding for tenant improvements at the property, and making the total tenant improvement allowance $16.0 million. As of September 30, 2020, we incurred approximately $14.3 million of the redevelopment costs, of which we funded approximately $13.6 million.

In February 2020, we amended our lease and development agreement with a subsidiary of PharmaCann Inc. (“PharmaCann”) at one of our Massachusetts properties, making available an additional $4.0 million in construction funding at the property, with the total construction funding being $27.5 million. We also canceled the optional commitment to provide construction funding of $4.0 million for PharmaCann at one of our Pennsylvania properties. As of September 30, 2020, we funded the full amount of the construction funding, and our total investment in the Massachusetts property was $30.5 million.

In March 2020, we amended our lease with a subsidiary of Holistic Industries Inc. at our Maryland property, making available a $5.5 million tenant improvement allowance at the property. Assuming full payment of the funding, our total investment in the property will be $22.4 million. As of September 30, 2020, we incurred approximately $5.2 million of the redevelopment costs, of which we funded approximately $4.4 million.

In April 2020, we amended our leases with two subsidiaries of Vireo for one of our properties in New York and our property in Minnesota, making available an additional approximately $1.4 million in funding for tenant improvements at the properties in the aggregate, and making the total tenant improvement allowances approximately $10.1 million in the aggregate. Assuming full payment of the funding, our total investment in the property in New York will be approximately $6.8 million and our total investment in the property in Minnesota will be approximately $9.7 million. As of September 30, 2020, we incurred approximately $10.1 million of the tenant improvement allowance, of which we funded approximately $10.0 million.

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

Pursuant to these amendments, (1) a total of approximately $940,000 of security deposits were applied to the payment of base rent, property management fees and associated lease penalties for March and April 2020, including approximately $185,000 related to the partial payment of base rent and property management fees by Vertical for March 2020; (2) a total of approximately $743,000 in base rent and property management fees were deferred for May 2020; (3) a total of approximately $781,000 in base rent and property management fees were deferred for June 2020; and (4) a total of approximately $52,000 per month in replenishment of security deposits and approximately $85,000 per month in repayments of base rent and property management fee deferrals are required to be paid each month over an 18 month period commencing on July 1, 2020.

In June 2020, we amended our lease and development agreement with a subsidiary of PharmaCann at one of our Illinois properties, making available an additional $3.0 million in construction funding at the property, and making the total available construction funding $10.0 million. As of September 30, 2020, we incurred approximately $8.8 million of the redevelopment costs, of which we funded approximately $8.5 million.

In June 2020, we amended our lease with a subsidiary of Green Leaf Medical, LLC at one of our Pennsylvania properties, making available $30.0 million in funding for tenant improvements at the property. Assuming full payment of the tenant improvement allowance, our total investment in the property will be $43.0 million. As of September 30, 2020, we incurred approximately $592,000 of the tenant improvement allowances, of which none was funded.

In August 2020, we amended our lease with a subsidiary of GR Companies, Inc. (“Grassroots”) at one of our Pennsylvania properties, making available an additional approximately $1.5 million in funding for tenant improvements at the property, and making the total tenant improvement allowance approximately $12.4 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $26.6 million. As of September 30, 2020, we incurred approximately $10.7 million of the tenant improvement allowances, of which we funded approximately $10.6 million.

In August 2020, we amended our lease with a subsidiary of Grassroots at one of our Illinois properties, making available an additional $844,000 in funding for tenant improvements at the property, and making the total tenant improvement allowance at the property approximately $18.6 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $29.1 million. As of September 30, 2020, we incurred approximately $11.7 million of the tenant improvement allowance, of which we funded approximately $11.2 million.

In August 2020, we amended our lease with a subsidiary of Ascend Wellness Holdings, LLC at one of our Illinois properties, making available an additional $18.0 million in funding for tenant improvements at the property, and making the total tenant improvement allowance at the property $32.0 million. Assuming full payment of the additional funding, our total investment in the property will be $51.0 million. As of September 30, 2020, we incurred approximately $18.7 million of the tenant improvement allowance, of which we funded approximately $14.0 million.

Including all of our properties, during the nine months ended September 30, 2020, we capitalized costs of approximately $215.7 million and funded approximately $210.1 million relating to tenant improvements and construction activities at our properties.

Future contractual minimum rent (including base rent, supplemental base rent (for one of our properties in New York) and property management fees) under the operating leases as of September 30, 2020 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2020 (three months ending December 31)	$35,417
2021	156,817
2022	159,888
2023	164,653
2024	169,567
Thereafter	2,497,606
Total	$3,183,948

7. Exchangeable Senior Notes

In February 2019, our Operating Partnership issued $143.75 million of 3.75% Exchangeable Senior Notes due 2024 (the "Exchangeable Senior Notes") in a private offering, including the exercise in full of the initial purchasers’ option to purchase additional Notes. The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at September 30, 2020 was 14.94423 shares of our common stock per $1,000 principal amount of Notes and the exchange price at September 30, 2020 was approximately $66.916 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances.

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

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Cash coupon	$1,348	$1,349	$4,042	$3,281
Amortization of debt discount	275	262	816	632
Amortization of issuance cost	238	227	707	549
Total interest expense	$1,861	$1,838	$5,565	$4,462

The following table details the carrying value of our Exchangeable Senior Notes on our condensed consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Principal amount	$143,749	$143,750
Unamortized discount	(4,063)	(4,878)
Unamortized issuance costs	(3,512)	(4,218)
Carrying value	$136,174	$134,654

Accrued interest payable for the Exchangeable Senior Notes was approximately $225,000 as of September 30, 2020 and December 31, 2019, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

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

Through September 30, 2020, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and nine months ended September 30, 2020 and 2019 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. We have considered the dilutive effect of the shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis for the three and nine months ended September 30, 2020 and 2019, and as this effect was anti-dilutive for both periods, these shares necessary to settle the Exchangeable Senior Notes were excluded from diluted earnings per share.

Computations of net income per basic and diluted share (in thousands, except share data) were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$19,215	$6,520	$44,397	$13,573
Preferred stock dividend	(338)	(338)	(1,014)	(1,014)
Distribution to participating securities	(133)	(109)	(369)	(256)
Net income attributable to common stockholders used to compute net income per share	$18,744	$6,073	$43,014	$12,303

Weighted average common share outstanding:
Basic	21,594,637	10,918,477	18,315,231	10,088,036
Diluted	21,708,725	11,057,697	18,429,228	10,225,574

Net income attributable to common stockholders per share:
Basic	$0.87	$0.56	$2.35	$1.22
Diluted	$0.86	$0.55	$2.33	$1.20

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

The following table presents the carrying value in the condensed consolidated financial statements and approximate fair value of financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Short-term investments(1)	$451,178	$451,369	$119,595	$119,673
Exchangeable Senior Notes (2)	$136,174	$277,891	$134,654	$185,558
(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes were trading in the private market.

At September 30, 2020, cash equivalent instruments consisted of $93.5 million in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

The following table summarizes our restricted stock activity under the 2016 Plan:

		Weighted-
	Unvested	Average
	Restricted	Date Fair
	Shares	Value
Balance at December 31, 2019	139,546	$37.03
Granted	15,918	$75.11
Vested	(45,975)	$37.01
Forfeited (1)	(28,552)	$19.72
Balance at March 31, 2020	80,937	$50.64
Granted	1,139	$87.82
Vested	(4,675)	$62.08
Balance at June 30, 2020 and September 30, 2020	77,401	$50.49
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

As of September 30, 2020, the remaining unrecognized compensation cost of $2.4 million relating to restricted stock awards will be recognized over a weighted-average amortization period of approximately 1.6 years.

The following table summarizes our restricted stock unit activity. Restricted stock units have the same economic rights as shares of restricted stock under the 2016 Plan:

	Unvested	Weighted- Average
	Restricted	Date Fair
	Stock Units	Value
Balance at December 31, 2019	—	$—
Granted	33,954	$75.11
Balance at March 31, 2020	33,954	$75.11
Granted	2,733	$87.82
Balance at June 30, 2020 and September 30, 2020	36,687	$76.06

As of September 30, 2020, the remaining unrecognized compensation cost of $2.1 million relating to restricted stock units will be recognized over an amortization period of approximately 2.2 years.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in our condensed consolidated balance sheets as of September 30, 2020 is presented in the table below (in thousands):

Year	Amount
2020 (three months ending December 31)	$57
2021	235
2022	242
2023	249
2024	256
Thereafter	88
Total future contractual lease payments	1,127
Effect of discounting	(14)
Office lease liability	$1,113

Tenant Improvement Allowances. As of September 30, 2020, we had approximately $232.6 million of commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. This amount does not include approximately $10.0 million which may be canceled by one tenant at its option.

Construction Funding. As of September 30, 2020, we had approximately $6.9 million of commitments relating to construction funding for the development of one of our properties in Pennsylvania, and for which the tenant has agreed to use commercially reasonable efforts to complete by February 9, 2021.

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

12. Subsequent Events

Lease Amendments Providing for Additional Tenant Improvement Allowances

In October 2020, we amended our lease with a subsidiary of Green Thumb Industries Inc. at one of our Ohio properties, making available an additional $25.0 million in funding for tenant improvements at the property, and making the total tenant improvement allowance $29.3 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be $32.2 million. As of November 5, 2020, we had funded approximately $4.4 million of this tenant improvement allowance.

In October 2020, we amended our lease with GPI at one of our Michigan properties, making available an additional $525,000 in funding for tenant improvements at the property, and making the total tenant improvement allowance approximately $1.8 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $3.4 million. As of November 5, 2020, we had funded approximately $1.7 million of this tenant improvement allowance.

In November 2020, we amended our lease and development with PharmaCann at one of our Pennsylvania properties, making available an additional $2.0 million in construction funding at the property, and making the total construction funding approximately $27.1 million. Assuming full payment of the construction funding, our total investment in the property will be approximately $28.0 million. As of November 5, 2020, we had funded approximately $18.2 million of this construction funding.

Los Angeles, California Property Update (as of November 5, 2020)

Holistic has entered into a definitive agreement to acquire the retail, distribution, cultivation and manufacturing licenses for cannabis operations from the tenant at our Los Angeles, California property, which is in receivership, and we have negotiated for a long-term, triple-net lease with Holistic for the entire property upon the closing of Holistic’s acquisition of the licenses. The transaction is subject to final government approvals for the transfer of the licenses and customary closing conditions, and we can provide no assurance that the transaction, including the lease, will be completed on the terms described here, or at all.

Rent Collections Update (as of November 5, 2020)

We collected 100% of contractual rent due for each of the months of July, August, September and October 2020 across our total portfolio (other than the tenant at our Los Angeles, California property that is in receivership), and had not executed rent deferrals for any additional tenants, other than the three tenants described in Note 6.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of September 30, 2020, we had 14 full-time employees.

As of September 30, 2020, we owned 63 properties that were 99.3% (based on square footage) leased to state-licensed cannabis operators and comprising an aggregate of approximately 5.0 million rentable square feet (including approximately 1.9 million rentable square feet under development/redevelopment) in 16 states, with a weighted-average remaining lease term of approximately 16.2 years. As of September 30, 2020, we had invested approximately $884.5 million in the aggregate (excluding transaction costs) and had committed an additional approximately $267.0 million (including tenant improvements and construction costs accrued but not yet funded as of September 30, 2020) to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties. These statistics do not include approximately $10.0 million that may be funded in the future pursuant to our lease with a tenant at one of our Massachusetts properties, as the tenant at the property may not elect to have us disburse those funds to them and pay us the corresponding base rent on those funds. These statistics also treat our Los Angeles, California property as not leased, due to the tenant being in receivership and its ongoing default in its obligation to pay rent at that location.

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

We have undertaken in-depth discussions with each of our tenants as they navigate the COVID-19 pandemic and associated severe economic disruption. In light of those discussions, as of September 30, 2020, we had granted temporary base rent and property management fee deferrals to three affected tenants. In connection with these deferrals, we entered into lease amendments with the three affected tenants to apply a portion of the security deposits that we hold under the leases to pay a portion of the March rent (for one tenant), pay April rent in full, defer rent for May and June in full, and provide for the pro rata repayment of the security deposit and deferred rent over an 18 month time period starting July 1, 2020. Pursuant to these amendments, a total of approximately $940,000 of security deposits were applied to the payment of base rent, property management fees and associated lease penalties for March and April 2020, including approximately $185,000 related to the partial payment of the March 2020 base rent and property management fees for one of the tenants; and a total of approximately $1.5 million in rent was deferred for May and June. See Note 6 in the notes to the condensed consolidated financial statements for further information regarding these base rent and property management deferrals.

Significant Tenants and Concentrations of Risk

As of September 30, 2020, we owned 63 properties located in 16 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At September 30, 2020, one of our properties in Michigan accounted for approximately 5% of our net real estate held for investment. See Note 2 in the notes to the condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenue for the three and nine months ended September 30, 2020.

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

Results of Operations

Investments in Real Estate

See Note 6 in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the nine months ended September 30, 2020.

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table sets forth the results of our operations (in thousands):

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental (excluding tenant reimbursements)	$31,527	$11,198	$76,108	$26,054
Tenant reimbursements	2,800	357	3,695	941
Total revenues	34,327	11,555	79,803	26,995
Expenses:
Property expenses	2,919	357	3,933	941
General and administrative expense	3,339	2,156	9,695	6,667
Depreciation expense	7,646	2,221	19,299	5,054
Total expenses	13,904	4,734	32,927	12,662
Income from operations	20,423	6,821	46,876	14,333
Interest and other income	653	1,537	3,086	3,702
Interest expense	(1,861)	(1,838)	(5,565)	(4,462)
Net income	19,215	6,520	44,397	13,573
Preferred stock dividend	(338)	(338)	(1,014)	(1,014)
Net income attributable to common stockholders	$18,877	$6,182	$43,383	$12,559

Revenues.

Rental. Rental revenues for the three months ended September 30, 2020 increased by approximately $20.3 million, or 182%, to approximately $31.5 million, compared to approximately $11.2 million for the three months ended September 30, 2019. Approximately $670,000 of the increase in rental revenue was generated by the properties acquired during the three months ended September 30, 2020. The remaining approximately $19.6 million increase in rental revenue was generated by properties we acquired in prior periods, including annual escalations and related rents on amendments which increased the tenant improvement allowances on certain of the leases, and partial repayments of deferrals of rent from three of our tenants in accordance with the rent deferral programs described in Note 6 in the notes to the condensed consolidated financial statements.

Rental revenues for the nine months ended September 30, 2020 increased by approximately $50.1 million, or 192%, to approximately $76.1 million, compared to approximately $26.1 million for the nine months ended September 30, 2019. Approximately $14.4 million of the increase in rental revenue was generated by the properties acquired during the nine months ended September 30, 2020. The remaining approximately $35.7 million increase in rental revenue was generated by properties we acquired in prior periods, including annual escalations and related rents on amendments which increased the tenant improvement allowances on certain of the leases, partially offset by the deferrals of rent from three of our tenants in accordance with the rent deferral programs described in Note 6 in the notes to the condensed consolidated financial statements.

Rental revenues for the nine months ended September 30, 2020 included approximately $379,000 of rent and associated lease penalties received through the drawdown of the security deposit at our Los Angeles, California property where the tenant is in receivership and defaulted on its lease obligations, in addition to the drawdown of part of the security deposits totaling approximately $940,000 at certain properties leased to three tenants to pay part of the rent and associated lease penalties in accordance with the rent deferral programs described in Note 6 in the notes to the condensed consolidated financial statements.

Tenant Reimbursements. Tenant reimbursements related to reimbursements by tenants for property insurance premiums and property tax paid at certain properties. Tenant reimbursements for the nine months ended September 30, 2020 included approximately $43,000 of reimbursements received through the drawdown of the remaining security deposit at our Los Angeles, California property. The increase in tenant reimbursements for both the three and nine months ended September 30, 2020 primarily related to insurance premiums reimbursed to us by tenants relating to our placement of a portfolio-wide insurance policy in July 2020.

Expenses.

Property Expense. Property expense related to property insurance premiums and property taxes paid at certain of our properties, which were reimbursed by the tenants. The increase in property expenses for both the three and nine months ended September 30, 2020 primarily related to insurance costs related to our placement of a portfolio-wide insurance policy in July 2020.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2020 increased by approximately $1.2 million to approximately $3.3 million, compared to approximately $2.1 million for the three months ended September 30, 2019. General and administrative expense for the nine months ended September 30, 2020 increased by approximately $3.0 million to approximately $9.7 million, compared to $6.7 million for the nine months ended September 30, 2019. The increase in general and administrative expense for both periods was primarily due to higher compensation to employees, the hiring of additional employees and higher public company costs, travel and occupancy costs. Compensation expense for the three and nine months ended September 30, 2020 included approximately $841,000 and $2.5 million, respectively, of non-cash stock-based compensation. Compensation expense for the three and nine months ended September 30, 2019 included approximately $655,000 and $1.8 million, respectively, of non-cash stock-based compensation.

Depreciation Expense. The increase in depreciation expense was related to depreciation on properties that we acquired and the placement into service of construction and tenant improvements at certain of our properties.

Interest and Other Income. Interest and other income for the three months ended September 30, 2020 decreased by approximately $884,000 compared to the three months ended September 30, 2019. Interest and other income for the nine months ended September 30, 2020 decreased by approximately $616,000 compared to the nine months ended September 30, 2019. The decreases in both periods were due to lower interest rates on our interest-bearing investments, partially offset by higher balances of interest bearing investments, resulting from proceeds from our common stock offerings.

Interest Expense. Interest expense related to our Exchangeable Senior Notes issued in February 2019. Interest expense for the three months ended September 30, 2020 and 2019 included approximately $513,000 and $489,000, respectively, of non-cash interest expense; and interest expense for the nine months ended September 30, 2020 and 2019 included approximately $1.5 million and $1.2 million, respectively, of non-cash interest expense.

Cash Flows

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
	2020	2019	Change
Net cash provided by operating activities	$76,578	$25,086	$51,492
Net cash used in investing activities	(721,284)	(237,426)	(483,858)
Net cash provided by financing activities	688,464	308,561	379,903
Ending cash, cash equivalents and restricted cash balance	161,074	109,271	51,803

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2020 and 2019 were approximately $76.6 million and $25.1 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, partially offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2020 were approximately $721.3 million, of which approximately $392.2 million related to the purchases of investments in real estate and funding of a portion of the tenant improvement allowances and construction funding at our properties, and approximately $329.1 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the nine months ended September 30, 2019 were approximately $237.4 million, of which approximately $151.4 million primarily related to the purchase of investment in real estate and funding of a portion of the tenant improvement allowances and construction funding at our properties, approximately $500,000 related to deposits to escrow for acquisitions, and the remaining approximately $85.5 million related to the net purchases and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities of approximately $688.5 million during the nine months ended September 30, 2020 was the result of approximately $741.1 million in net proceeds from the follow-on issuances of shares of our common stock, partially offset by dividend payments of approximately $50.5 million to common and preferred stockholders and approximately $2.2 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Net cash provided by financing activities of approximately $308.6 million during the nine months ended September 30, 2019 was the result of approximately $138.5 million in net proceeds from the issuance of our Exchangeable Senior Notes, and $185.7 million in net proceeds from the follow-on issuance of shares of our common stock, partially offset by dividend payments of approximately $14.7 million to common and preferred stockholders and approximately $939,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire our target properties, fund tenant improvement allowances and construction funding at our properties, pay dividends to our stockholders, make interest payments on our Exchangeable Senior Notes, fund our operations, and meet other general business needs.

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

In July 2020, we issued 3,085,867 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 402,504 shares, resulting in net proceeds of approximately $248.2 million.

In September 2019, we entered into equity distribution agreements with three sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $250.0 million in shares of our common stock. During the three months ended September 30, 2020, we sold 474,000 shares of our common stock for net proceeds of approximately $58.1 million under the ATM Program, which includes the payment of approximately $1.2 million to one sales agent as commission for such sales. During the nine months ended September 30, 2020, we sold 1,499,382 shares of our common stock at a weighted average sales price of $94.23 per share for net proceeds of approximately $138.4 million under the ATM Program, which includes the payment of approximately $2.8 million to one sales agent as commission for such sales. As of September 30, 2020, we had approximately $15,000 of our common stock available for future issuance under the ATM Program.

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

The following table describes the dividends declared by the Company during the nine months ended September, 2020:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 13, 2020	Common Stock	$1.00	January 1, 2020 to March 31, 2020	April 15, 2020	$17,070
March 13, 2020	Series A preferred stock	$0.5625	January 15, 2020 to April 14, 2020	April 15, 2020	$338
June 15, 2020	Common Stock	$1.06	April 1, 2020 to June 30, 2020	July 15, 2020	$19,770
June 15, 2020	Series A preferred stock	$0.5625	April 15, 2020 to July 14, 2020	July 15, 2020	$338
September 15, 2020	Common Stock	$1.17	July 1, 2020 to September 30, 2020	October 15, 2020	$25,987
September 15, 2020	Series A preferred stock	$0.5625	July 15, 2020 to October 14, 2020	October 15, 2020	$338

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2020 (in thousands):

Payments Due by Year	Exchangeable Senior Notes	Interest	Office Rent	Total
2020 (three months ending December 31)	$—	$1,347	$57	$1,404
2021	—	5,391	235	5,626
2022	—	5,391	242	5,633
2023	—	5,391	249	5,640
2024	143,749	764	256	144,769
Thereafter	—	—	88	88
Total	$143,749	$18,284	$1,127	$163,160

Additionally, as of September 30, 2020, we had approximately $232.6 million outstanding in commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and approximately $6.9 million of commitments relating to construction funding for the development of a property in Pennsylvania, which the tenant has agreed to use commercially reasonable efforts to complete by February 9, 2021. These amounts do not include up to approximately $10.0 million that a tenant at one of our Massachusetts properties may elect to be reimbursed in the future and pay the corresponding base rent. As of September 30, 2020, these amounts had not been requested by the tenants. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as tenant improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, and tenants also can exercise discretion regarding the timing for requesting reimbursement for construction funding.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share amounts):

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$18,877	$6,182	$43,383	$12,559
Real estate depreciation	7,646	2,221	19,299	5,054
FFO attributable to common stockholders	26,523	8,403	62,682	17,613
Stock-based compensation	841	655	2,488	1,841
Non-cash interest expense	513	489	1,521	1,181
AFFO attributable to common stockholders	$27,877	$9,547	$66,691	$20,635
FFO per share – basic	$1.23	$0.77	$3.42	$1.75
FFO per share – diluted	$1.22	$0.76	$3.40	$1.72
AFFO per share – basic	$1.29	$0.87	$3.64	$2.05
AFFO per share – diluted	$1.28	$0.86	$3.62	$2.02
Weighted average shares outstanding – basic	21,594,637	10,918,477	18,315,231	10,088,036
Weighted average shares outstanding – diluted	21,708,725	11,057,697	18,429,228	10,225,574

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

Acquisition of Rental Property, Depreciation and Impairment

We depreciate each of our buildings and improvements over its estimated remaining useful life, not to exceed 40 years. We depreciate tenant improvements at our buildings where we are considered the owner over the estimated useful lives of the improvements, which may not be limited by the terms of the related leases.

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

Exchangeable Notes

The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification requires the liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of our Exchangeable Senior Notes were allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of our Exchangeable Senior Notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes as of the date of issuance based on our estimated nonexchangeable debt borrowing rate with the assistance of a third-party valuation specialist as we do not have a history of borrowing arrangements and there is limited empirical data available related to the Company’s industry due to the regulatory uncertainty of the cannabis market in which the Company’s tenants operate. The equity component of our Exchangeable Senior Notes is reflected within additional paid-in capital on our condensed consolidated balance sheets, and the resulting debt discount is amortized over the period during which the Exchangeable Senior Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to our Exchangeable Senior Notes will increase in subsequent periods through the maturity date as the Exchangeable Senior Notes accrete to the par value over the same period.

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

One of our leases that was entered into prior to 2019 provides the lessee with a purchase option to purchase the leased property at the end of the initial lease term in September 2034. The purchase option provision allows the lessee to purchase the leased property at the greatest of (a) the fair value; (b) the value determined by dividing the then-current base rent by 8%; and (c) an amount equal to our gross investment in the property (including the purchase price at acquisition and any additional investment in the property made by us during the term of the lease), indexed to inflation. At September 30, 2020, our gross investment in the property with the purchase option was approximately $30.5 million. At September 30, 2020, the purchase option was not exercisable.

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

Interest Rate Risk

As of September 30, 2020, we had approximately $143.75 million of Exchangeable Senior Notes outstanding at a fixed interest rate, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

Impact of Inflation

We enter into leases that generally provide for limited increases in rent as a result of increases in the U.S. Consumer Price Index or fixed increases. We expect these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2020 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	First Amendment dated November 1, 2020 to Lease Agreement dated August 9, 2019 between IIP-PA 4 LLC and PharmaCann Penn Plant, LLC.
10.2*	First Amendment dated November 1, 2020 to Development Agreement dated August 9, 2019 between IIP-PA 4 LLC, IIP Operating Partnership, LP and PharmaCann Penn Plant, LLC.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated November 5, 2020