Form 10-K
period 2020-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2021-02-26
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑  NO ◻

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ◻  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☑  NO ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2.2 billion, based upon the last reported sale price of $123.56 per share on the New York Stock Exchange on June 28, 2020, the last business day of the Registrant’s most recently completed second quarter.

As of February 25, 2021, there were 23,926,317 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innovative Industrial Properties, Inc.’s Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-K – ANNUAL REPORT

DECEMBER 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, as well as by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	the impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally;
●	our business and investment strategy;
●	our projected operating results;
●	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
●	rates of default on leases for our assets;
●	availability of suitable investment opportunities in the regulated cannabis industry;
●	our understanding of our competition and our potential tenants’ alternative financing sources;
●	the demand for regulated cannabis cultivation and processing facilities;
●	concentration of our portfolio of assets and limited number of tenants
●	the estimated growth in and evolving market dynamics of the regulated cannabis market;
●	the expected medical-use or adult-use cannabis legalization in certain states;
●	shifts in public opinion regarding regulated cannabis;
●	the additional risks that may be associated with certain of our tenants cultivating adult-use cannabis in our cultivation facilities;
●	the state of the U.S. economy generally or in specific geographic areas;
●	economic trends and economic recoveries;
●	our ability to access equity or debt capital;

●	financing rates for our target assets;
●	our expected leverage;
●	changes in the values of our assets;
●	our expected portfolio of assets;
●	our expected investments;
●	interest rate mismatches between our assets and our borrowings used to fund such investments;
●	changes in interest rates and the market value of our assets;
●	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;
●	the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
●	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “Investment Company Act”);
●	availability of qualified personnel; and
●	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

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

We are an internally-managed REIT focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated state-licensed cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance.

We were incorporated in Maryland on June 15, 2016.We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2020, we had 15 full-time employees.

Our corporate office is located at 1389 Center Drive, Suite 200, Park City, Utah 84098. Our telephone number is (858) 997-3332.

2020 Highlights

Investments

During 2020, we acquired 20 properties, comprising approximately 2.3 million additional rentable square feet. As of December 31, 2020, we owned 66 properties that were 99.3% leased (based on square footage) to state-licensed cannabis operators and comprising an aggregate of approximately 5.4 million rentable square feet (including approximately 2.0 million rentable square feet under development/redevelopment) in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Virginia and Washington, with a weighted-average remaining lease term of approximately 16.6 years. As of December 31, 2020, we had invested an aggregate of approximately $1.0 billion (consisting of purchase price and development and tenant reimbursement commitments funded, if any, but excluding transaction costs) and had committed an additional approximately $287.8 million to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties. These statistics treat our Los Angeles, California property as not leased, due to the tenant being in receivership and its ongoing default in its obligation to pay rent at that location as of December 31, 2020. For more information regarding our properties and tenants, see the sections entitled “— Tenant Concentration” and “— Geographic Concentration” below.

Financial Results

	Years Ended December 31,		Percentage
	2020	2019	Increase

	(dollars in thousands, except per share data)
Rental revenues (including tenant reimbursements)	$116,896	$44,667	162%
Net income attributable to common stockholders	$64,378	$22,123	191%
Net income attributable to common stockholders per share – diluted	$3.27	$2.03	61%
AFFO(1)	$97,773	$34,895	180%
AFFO per share – diluted(1)	$5.00	$3.27	53%
Dividends per share of common stock declared	$4.47	$2.83	58%
(1)	For a definition and discussion of adjusted funds from operations (“AFFO”) and a reconciliation of AFFO to net income attributable to common stockholders, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capital Raising

During 2020, we raised approximately $1.0 billion in net proceeds from public offerings of common stock, as described below:

●	In January 2020, we completed a follow-on offering of common stock, including the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $239.6 million.
●	In May 2020, we completed a follow-on offering of common stock, including the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $114.9 million.
●	In July 2020, we completed a follow-on offering of common stock, including the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $248.2 million.
●	In September 2019 and November 2020, we entered into equity distribution agreements with certain sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, shares of our common stock. During the year ended December 31, 2020, we issued shares of common stock under the ATM Program resulting in net proceeds totaling approximately $401.3 million. As of December 31, 2020, we had a total of approximately $231.7 million of common stock available for future issuance under our ATM Program.

Our Properties

Generally

We have acquired and intend to continue to acquire specialized industrial real estate assets operated by state-licensed cannabis operators, primarily for medical use, through sale-leaseback transactions and third-party purchases. In sale-leaseback transactions, concurrently upon closing of the acquisition, we lease the properties back to the sellers under long-term, triple-net lease agreements. We target properties owned by licensed operators that have been among the top candidates in the state licensing process and have been granted one or more licenses to operate multiple facilities. Based on our properties and ongoing review of potential acquisitions, indoor cultivation facilities generally have similar shells as standard light industrial buildings or greenhouses. However, based on our diligence, regulated cannabis cultivation process typically requires a finely tuned environment to achieve consistent high quality and specificity in cannabinoid levels and to maximize yields, which translates into certain capital improvements in the building’s infrastructure. These improvements can include enhanced HVAC systems for climate and humidity control, high capacity electrical and plumbing systems, specialized lighting systems, and sophisticated building management, cultivation monitoring and security systems. Through our sale-leaseback strategy, we serve as a source of capital to these licensed regulated cannabis operators, allowing them to redeploy their sale proceeds into their core operations to grow their business and achieve higher returns. We may also purchase properties from third parties and fund the necessary tenant improvements through a long-term lease with an identified tenant, which provides those tenants with increased cash flow to deploy in their operating businesses.

As of December 31, 2020, the tenant at each of our leased properties is responsible for paying all structural repairs, maintenance expenses, insurance and real estate taxes related to the property during the term of the applicable lease. For additional information on our properties as of December 31, 2020, see Item 2, “Properties.”

Our Competitive Strengths

We believe that we have the following competitive strengths:

●	Experienced and Committed Management Team. Alan Gold, our executive chairman, and other members of our senior management team have substantial experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets. In particular, in August 2004, Mr. Gold and Gary Kreitzer, vice chairman of our board of directors, founded BioMed Realty Trust, Inc. (formerly NYSE: BMR) (“BioMed Realty”), an internally-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry, an industry they believed to be underserved by commercial property investors and lenders and poised for significant growth. Mr. Gold served as chairman of the board of directors and chief executive officer and Mr. Kreitzer served as executive vice president and a member of the board of directors from the founding of BioMed Realty in 2004 through the acquisition of BioMed Realty by an affiliate of The Blackstone Group, L.P. in 2016.
●	Recurring Revenue with Contractual Escalations. As of December 31, 2020, we had acquired 66 properties that were 99.3% (based on square footage) leased on triple-net leasing arrangements to licensed cannabis operators with a weighted-average remaining lease term of approximately 16.6 years, and which are subject to contractual rental rate increases. Along with our existing portfolio, we expect to continue to enter into additional similar transactions structured to provide recurring revenue with contractual escalations.
●	Focus on Underserved Industry with Less Competition. Our focus on specialized industrial real estate assets leased to tenants in the regulated cannabis industry may result in less competition from existing REITs and institutional buyers due to the unique nature of the real estate and its tenants. Moreover, we believe the banking industry’s general reluctance to finance owners of state-licensed cannabis facilities, coupled with the licensed operators’ need for capital to fund the growth of their operations, will continue to provide opportunities for us to acquire specialized industrial properties and execute long-term leases that are structured to generate stable and increasing rental revenue.
●	Demonstrated Investment Acumen. We utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our extensive experience and relationships in the real estate and regulated cannabis industry enable us to identify, negotiate and close on acquisitions and leases with established operators and other operators who have been among the top candidates in the rigorous state licensing process.
●	Positive Regulated Cannabis Industry Trends. Based on the tremendous historical and projected growth for the regulated cannabis industry, we expect to see significant spending by state-licensed cannabis operators on their existing and new state-licensed cannabis facilities, presenting an opportunity for us to be a key capital provider in their expansion initiatives.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, and (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions. Our primary strategy to achieve our business objective is to acquire and own a portfolio of specialized industrial properties, including regulated cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated cannabis industry. This strategy includes the following components:

●	Owning Specialized Industrial Properties and Related Real Estate Assets for Income. We primarily acquire regulated cannabis facilities from licensed operators who will continue their cultivation, processing and/or dispensing operations after our acquisition of the property. We expect to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed operators.
●	Expanding as Additional States Enact Regulated Cannabis Programs. We acquire properties in the United States, with a focus on states that have established regulated cannabis programs. As of December 31, 2020, we owned properties in 17 states, and we expect that our acquisition opportunities will continue to expand as additional states establish regulated cannabis programs and license new operators.
●	Providing Expansion Capital to Existing Tenants as an Additional Source of Income. We have provided expansion capital for many of our existing tenant operators as they expand operations in additional states and locations within a state, as well as capital for continued enhancements of production capacity at existing facilities that these operators lease from us, which correspond to adjustments in rent under the applicable leases and other provisions in certain cases. We expect to continue to focus on executing on these expansion initiatives with our tenant operators.
●	Preserving Financial Flexibility on our Balance Sheet. We are focused on maintaining a conservative capital structure, in order to provide us flexibility in financing our growth initiatives. As of December 31, 2020, we had no debt, other than approximately $143.75 million of 3.75% exchangeable senior notes maturing in 2024 (the “Exchangeable Senior Notes”), representing a fixed cash interest obligation of approximately $5.4 million and representing approximately 7.9% of our total gross assets of $1.8 billion.

Our Target Markets

Our target markets include states that have established medical-use cannabis programs. As of December 31, 2020, we owned 66 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Virginia and Washington. According to the National Conference of State Legislatures, as of December 31, 2020, 36 states and the District of Columbia have legalized cannabis for medical use, 15 states have legalized cannabis for adult-use, and an additional eleven states have legalized “low THC, high cannabidiol (CBD)” products for medical reasons in limited situations.

Although these states have approved the regulated use of cannabis, the applicable state and local laws and regulations vary widely. For example, most states’ laws allow commercial production and sales through dispensaries and set forth rigorous licensing requirements; in other states the licensing rules are unclear. In some states, dispensaries are mandated to operate on a not-for-profit basis. Some states permit home cultivation activities. The states also differ on the form in which they permit cannabis to be sold. For example, some states do not permit cannabis-infused products such as concentrates, edibles and topicals, while other states ban smoking cannabis.

In addition, we expect other factors will be important in the development and growth of the regulated cannabis industry in the United States, including the timeframes for developing regulations and issuing licenses in states that recently passed laws allowing for regulated cannabis; continued legislative authorization of cannabis at the state level; support from local municipalities within a state; federal, state and local taxation of regulated cannabis products; and the level of enforcement against illicit, non-licensed cannabis activities in a state. Progress in the regulated cannabis industry, while encouraging, is not assured and any number of factors could slow or halt progress in this area.

Market Opportunity

The Regulated Medical-Use Cannabis Industry

Overview

We believe that a convergence of changing public attitudes and increased legalization momentum in various states toward regulated cannabis, and medical-use cannabis in particular, creates an attractive opportunity to invest in the industrial real estate sector with a focus on regulated medical-use cannabis facilities. We also believe that the increased sophistication of the regulated cannabis industry and the development of strong business, operational and compliance practices have made the sector more attractive for investment. Increasingly, state-licensed cannabis cultivation, processing and dispensing facilities are becoming sophisticated business enterprises that use state-of-the-art technologies and well-honed business and operational processes to produce and dispense at scale high-quality, high-consistency cannabis products that drive in part their financial performance.

In the United States, the development and growth of the regulated cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a designated healthcare provider’s recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson’s disease, Alzheimer’s, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2020, 36 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis.

We believe that the following conditions, which are described in more detail below, create an attractive opportunity to invest in industrial real estate assets that support the regulated cannabis industry:

●	significant industry growth in recent years and expected continued growth;
●	a continuing shift in public opinion and increasing momentum toward the legalization of cannabis under state law, and in particular medical-use cannabis; and
●	limited access to capital by industry participants in light of risk perceived by financial institutions of violating federal laws and onerous regulatory guidelines for offering banking services to cannabis-related businesses.

Industry Growth and Trends

According to New Frontier Data, state-legal cannabis sales in the United States grew to an estimated $20.1 billion in 2020, an increase of 52% over 2019’s total of $13.2 billion, and is expected to grow to over $41.0 billion by 2025.

As the industry continues to evolve, new ways to consume regulated cannabis products are being developed in order for patients to have the treatment needed for their condition and provide consumers safe, consistent and appealing options. In addition to smoking and vaporizing of dried leaves, cannabis can be incorporated into a variety of edibles, pills, spray products, transdermal patches and topicals, including salves, ointments, lotions and sprays with low or high levels of delta-9-tetrahydrocannabinol (“THC”), the principal psychoactive constituent of the cannabis plant.

As with any nascent but growing industry, operational and business practices evolve and become more sophisticated over time. We believe that the quality and experience of industry participants and the development of sound business, operational and compliance practices have strengthened significantly over time, increasing the attractiveness for investment in the regulated cannabis industry.

Shifting Public Attitudes and State Law and Legislative Activity

We believe that the growth of the regulated cannabis industry has been fueled, in part, by the rapidly changing public attitudes in the United States. A 2019 poll by Quinnipiac University found that 93% of Americans support patient access to medical-use cannabis, if recommended by a doctor, which was the same level of support from a similar poll conducted by Quinnipiac University in 2018. In a poll by Gallup conducted in late 2020, a record-high 68% of Americans supported legalization of cannabis in the United States.

As of December 31, 2020, 36 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2020. In addition, as of December 31, 2020, 15 states have legalized cannabis for adult-use.

Following the approval of state-regulated cannabis, state programs must be developed and businesses must be licensed before commencing cannabis sales. Some states have developed the necessary procedures and licensing requirements quickly, while other states have taken years to develop their programs for production and sales of cannabis. Even where regulatory frameworks for regulated cannabis production and sales are in place, states tend to revise these rules over time. These revisions often impact sales, making it difficult to predict the potential of new markets. States may restrict the number of regulated cannabis businesses permitted; impose significant taxes on regulated cannabis products, in addition to taxes imposed by local municipalities; take limited enforcement actions against non-licensed cannabis operators; restrict the method by which medical cannabis can be consumed; restrict the ability of alternative health care providers to recommend medical cannabis for treatment; limit the medical conditions that are eligible for cannabis treatment; or require registration of doctors and/or patients, each of which can limit growth of the regulated cannabis industry in those states. Alternatively, states may relax their initial regulations relating to regulated cannabis production and sales and take other actions to support the growth of the regulated cannabis program, which would likely accelerate growth of the regulated cannabis industry in such states.

Access to Capital

To date, the status of state-licensed cannabis under federal law has limited the ability of state-licensed industry participants to fully access the U.S. banking system and traditional financing sources. These limitations, when combined with the high costs of maintaining licensed and stringently regulated cannabis facilities, substantially increase the cost of production. While future changes in federal and state laws may ultimately open up financing options that have not been widely available to date in this industry, we believe that our sale-leaseback and other real estate solutions to state-licensed industry participants will continue to be attractive capital options for regulated operators.

Market Opportunity and Associated Risks

We focus on purchasing specialized industrial real estate assets for the regulated medical-use cannabis industry. We believe that our sale-leaseback and other real estate solutions offer an attractive alternative to state-licensed medical-cannabis operators who may have limited access to traditional financing alternatives. We have acquired and intend to continue to acquire medical-use cannabis facilities in states that permit medical-use cannabis operations.

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

Tenant Concentration

As of December 31, 2020, all of our revenues were derived from 66 properties. The following table sets forth the tenants in our property portfolio that represented the largest percentage of our total rental revenue for the year ended December 31, 2020:

		Percentage of
	Number of	Rental
Tenant(1)	Leases	Revenue (2)
PharmaCann, Inc.	5	18%
Ascend Wellness Holdings, LLC	3	10%
Cresco Labs, LLC	5	10%
Curaleaf Holdings, Inc.	4	7%
Holistic Industries, Inc.	4	6%
Green Thumb Industries, Inc.	3	6%
Totals	24	57%
(1)	Includes leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
(2)	Includes tenant reimbursements.

Many of our tenants have limited histories of operations, and have not yet been profitable, or have been profitable only for a short period of time. For some or all of 2021, we expect that many of our tenants will continue to incur losses as their expenses increase in connection with the expansion of their operations, and that they have made and will continue to make rent payments to us from proceeds from the sale of the applicable property or cash on hand, and not funds from operations. Furthermore, each of our leases does not prohibit the tenant from conducting adult-use cannabis operations at the applicable property, provided such operations are in compliance with applicable state and local laws. As such, our tenant may conduct adult-use cannabis operations at the property it leases from us, which in turn could expose that tenant, us and our property to different and greater risks, including heightened risks of enforcement of federal laws. For example, Arizona, California, Colorado, Illinois, Massachusetts, Michigan, New Jersey and Washington permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

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

Geographic Concentration

The following table sets forth certain state-by-state information regarding our property portfolio for the year ended and as of December 31, 2020 (dollars in thousands):

				Rental Revenue	Percentage
				for	of
	Number of	Percent	Rentable	the Year Ended	Rental
State	Properties	Leased(1)	Sq. Ft.(2)	December 31, 2020 (3)	Revenue
Arizona	2	100%	360,000	$3,466	3.0%
California	12	93	521,000	10,766	9.2
Colorado	3	100	66,000	1,956	1.7
Florida	3	100	713,000	8,186	7.0
Illinois	6	100	672,000	19,449	16.6
Maryland	1	100	72,000	15,450	13.2
Massachusetts	6	100	647,000	3,041	2.6
Michigan	12	100	611,000	15,093	12.9
Minnesota	1	100	89,000	1,581	1.4
Nevada	1	100	43,000	1,399	1.2
New Jersey	3	100	165,000	2,107	1.8
New York	2	100	167,000	1,440	1.2
North Dakota	1	100	33,000	6,923	5.9
Ohio	4	100	220,000	5,623	4.8
Pennsylvania	7	100	788,000	18,377	15.7
Virginia	1	100	82,000	1,935	1.7
Washington	1	100	114,000	104	0.1
Total / Average	66	99%	5,363,000	$116,896	100%
(1)	Percent leased based on square footage. These statistics treat our Los Angeles, California property as not leased, due to tenant being in receivership and its ongoing default in its obligations to pay rent at that location as of December 31, 2020.
(2)	Includes approximately 2.0 million square feet under development/redevelopment.
(3)	Includes tenant reimbursements of approximately $4.6 million.

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

Our Financing Strategy

We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock, preferred stock and exchangeable notes. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that our stock price is at a level that allows for the reinvestment of offering proceeds in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our focus on serving the medical-use cannabis industry. Our investment guidelines provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Risk Management

As of December 31, 2020, we owned 66 properties located in 17 states. Many of our tenants are tenants at multiple properties. We will continue to attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 20% of our total assets and that properties leased to a single tenant (individually or together with its affiliates) will not exceed 20% of our total assets. Notwithstanding the foregoing, the industry continues to experience significant consolidation among regulated cannabis operators, and certain of our tenant operators may combine, increasing the concentration of our tenant portfolio with those consolidated operators.

We expect that single tenants will continue to occupy our properties pursuant to triple-net lease arrangements in general and, therefore, the success of our investments will be materially dependent on the financial stability of these tenants. Many of our existing tenants have limited histories of operations, and have not yet been profitable, or have been profitable only for a short period of time. As such, we expect that many of our current and future tenants will continue to incur losses as their expenses increase in connection with the expansion of their operations, and that they have made and will make rent payments to us from proceeds from the sale of the applicable property or cash on hand, and not funds from operations. We also expect the success of our tenants, and their ability to make rent payments to us, to significantly depend on the projected growth and development of the applicable state market; as many of these state markets have a very limited history, and other state markets are still forming their regulations, issuing licenses and otherwise establishing the market framework, significant uncertainty exists as to whether these markets will develop in the way that we or our tenants project.

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

Competition

The current market for properties that meet our investment objectives is limited. In addition, we believe finding properties that are appropriate for the specific use of allowing medical-use cannabis operators may be limited as more competitors enter the market, and as regulated cannabis operators obtain greater access to alternative financing sources, including but not limited to equity and debt financing sources. For example, according to analysis by MJResearchCo, North American cannabis companies either closed or announced more than $1.6 billion in capital raising in January 2021 alone, representing a significant increase in the pace of capital raising for regulated cannabis operators.

We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for regulated cannabis facilities. In some instances, we will be competing to acquire real estate with persons who have no interest in the cannabis industry, but have identified value in a piece of real estate that we may be interested in acquiring.

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

In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing regulated cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase substantially, resulting in increased demand and increased prices paid for these properties. Furthermore, changes in federal regulations pertaining to cannabis could also lead to increased access to U.S. capital markets for our competitors and for regulated cannabis operators (including but not limited to access to the Nasdaq Stock Market and/or the New York Stock Exchange). We compete for the acquisition of properties primarily based on purchase price and the lease terms (including rental rates, lease duration and tenant improvement allowances, among others) in our sale leaseback and other real estate capital transactions. If we pay higher prices for properties or offer lease terms that are less attractive for us, our profitability may decrease, and you may experience a lower return on our common stock. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

Governmental Regulation

Federal Laws Applicable to the Medical-Use Cannabis Industry

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act of 1970 (the “CSA”). The CSA classifies marijuana (cannabis) as a Schedule I controlled substance, and as such, both medical and adult use cannabis are illegal under U.S. federal law. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. That means that the federal government may enforce U.S. drug laws against companies operating in accordance with state cannabis laws, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Agency (“DEA”), may enforce current federal law.

Under the Obama administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources where states have enacted laws legalizing cannabis in some form and have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations was not a priority for the DOJ. Instead, the Cole Memo directed U.S. Attorney’s Offices discretion not to investigate or prosecute state law compliant participants in the medical cannabis industry who did not implicate certain identified federal government priorities, including preventing interstate diversion or distribution of cannabis to minors.

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving cannabis (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutors when deciding whether to pursue prosecutions related to cannabis activities. As a result, federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future and it remains unclear what impact the Sessions Memo will have on the regulated cannabis industry, if any.

Jeff Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated “I do not intend to go after parties who have complied with state law in reliance on the Cole Memo.” The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. Mr. Barr has stated publicly that his preference would be to have a uniform federal rule against cannabis, but, absent such a uniform rule, his preference would be to permit the existing federal approach of leaving it up to the states to make their own decisions. Acting Attorney General Monty Wilkinson, who began in his position on January 20, 2021, has not provided a clear policy directive for the United States as it pertains to state-legal cannabis-related activities. President Biden has nominated Merrick Garland to serve as Attorney General in his administration. It is not yet known whether the DOJ under President Biden and Attorney General Garland, if confirmed, will re-adopt the Cole Memo or announce a substantive cannabis enforcement policy, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce existing laws.

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Commonly referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 27, 2020, Congress passed an omnibus spending bill that again included the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2021. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants cultivate, process and/or dispense adult-use cannabis now (and may in the future) in our facilities that are permitted by such state and local laws, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively medical-use cannabis facilities, including not providing protection under the above Congressional spending provision.

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

State Laws Applicable to the Medical-Use Cannabis Industry

In most states that have legalized medical-use cannabis in some form, the growing, processing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing, processing and/or dispensing of medical-

use cannabis. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, regulations governing the medical cannabis program (such as the type of cannabis products permitted under the program, qualifications and registration of health professionals that may recommend treatment with medical cannabis, and the types of medical conditions that qualify for medical cannabis), product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, local municipality bans on operations and operator licensing processes and renewals. As a result of these and other factors, if our tenants default under their leases, we may not be able to find new tenants that can successfully engage in the cultivation, processing or dispensing of medical cannabis on the properties.

There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed, amended or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends or repeals the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendment or repeal there can be no assurance), there is a significant risk that federal authorities may enforce current federal law. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Concurrently with the FinCEN Memorandum, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCEN Memorandum sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses and echoed the enforcement priorities of the Cole Memo. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

As a result, many banks are hesitant to offer any banking services to cannabis-related businesses, including opening bank accounts. While we currently maintain banking relationships, our inability to maintain those accounts or the lack of access to bank accounts or other banking services in the future, would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges. Similarly, if our proposed tenants are unable to access banking services, they will not be able to enter into triple-net leasing arrangements with us, as our leases will require rent payments to be made by check or wire transfer.

The rescission of the Cole Memo has not yet affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow the guidelines of the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

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

Environmental Matters

Our properties and the operations thereon are subject to federal, state and local environmental laws, ordinances and regulations, including laws relating to water, air, solid wastes and hazardous substances. Our properties and the operations thereon are also subject to federal, state and local laws, ordinances, regulations and requirements related to the federal Occupational Safety and Health Act, as well as comparable state statutes relating to the health and safety of our employees and others working on our properties. Although we believe that we and our tenants are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties and liabilities, including those relating to claims for damages to persons, property or the environment resulting from operations at our properties. Furthermore, many of our properties have been repurposed for regulated cannabis operations, and historically were utilized for other purposes, including heavy industrial uses, which expose us to additional risks associated with historical releases of substances at the properties.

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

Americans with Disabilities Act (“ADA”) and Other Building Regulations

All of our properties are required to comply with the Americans with Disabilities Act (“ADA”), which generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements may require removal of access barriers, and noncompliance may result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. The tenants to whom we lease space in our properties are generally obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance. We are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental entities and become applicable to the properties.

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

Human Capital

Our employees are our most valuable asset, and we believe we have an inclusive and engaging work environment, where each person is an integrated member of the team and is critical to our company’s continued success. We meet regularly as a full team, including throughout the COVID-19 pandemic, where each member is encouraged to actively participate in a wide range of topics relating to our company’s execution.

We are also committed to the health and safety of our employees. During 2020 and to date, as a result of the COVID-19 pandemic, we have implemented a number of safety protocols to protect our employees, including protocols regarding social distancing and working remotely. Our experienced team adapted quickly to these changes and has managed our business successfully during this challenging time.

While we are a young company, having commenced real estate operations and completed our initial public offering in December 2016, we have a seasoned, committed team of employees with substantial experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets. We believe that attracting, developing, engaging and retaining our team is an absolute priority. To that end, we believe we offer a highly competitive compensation (including salary, bonuses and equity) and benefits package for each member of our team, which include the following:

●	Comprehensive health insurance, including medical, dental and vision, to each employee and every member of his or her immediate family at no cost to the employee, with the same benefits to every employee, regardless of title;
●	Four weeks of paid time off each year for each employee (increasing to five weeks after five years of service and to six weeks after ten years of service), which are in addition to Company holidays;
●	A severance plan applicable to all non-executive employees that assists with each employee’s financial security in the event his or her employment is terminated without cause or he or she resigns for good reason;
●	A 401(k) plan with matching contributions from the Company;
●	Disability insurance;
●	Company sponsorship of continuing education courses related to our Company’s business, including commercial real estate, cannabis, property management, legal and accounting courses; and
●	Matching contribution by the Company, dollar-for-dollar, up to $2,500 per year per employee for donations to qualifying educational institutions.

We are also proud to be an equal opportunity workplace and employer. We are committed to the principle of equal employment opportunity for all employees and to providing employees with an inclusive work environment free of discrimination and harassment. All employment decisions are based on qualifications, merit and business needs, without regard to race, color, creed, gender, religion, sex, national origin, ancestry, pregnancy, age, marital status, registered domestic partner status, sexual orientation, gender identity, protected medical condition, genetic information, physical or mental disability, veteran status, or any other status protected by the laws or regulations in the locations where we operate.

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

Risk Factors Summary

The following is a summary of the principal risks and uncertainties that could adversely affect our business, cash flows, financial condition and/or results of operations, and these adverse impacts may be material. This summary is qualified in its entirety by reference to the more detailed descriptions of the risks and uncertainties included in this Item 1A below and you should read this summary together with those more detailed descriptions. These principal risk and uncertainties relate to, among other things:

Risks Related to Our Business

●	The current COVID-19 pandemic, or a similar future outbreak, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our business.
●	We have a limited operating history, and may not be able to continue to operate our business successfully.
●	The inability of any single tenant to make its lease payments could adversely affect our business.
●	Competition for the acquisition of properties suitable for regulated cannabis operations and alternative financing sources for licensed operators may make new acquisitions difficult or less economically attractive.
●	Our growth will depend upon future acquisitions of medical-use cannabis facilities, and we may be unable to consummate acquisitions on advantageous terms.
●	There may only be a limited number of cannabis facilities operated by suitable tenants available for acquisition.
●	Many of our tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all.
●	We are focused on properties leased to licensed cannabis operators, and a decrease in demand for these types of facilities would have a greater impact on us than if we had a more diversified property portfolio.
●	Our real estate investments consist of primarily properties suitable for cultivation and production of cannabis, which may be difficult to sell or re-lease upon tenant defaults or lease terminations.
●	The assets we acquire may be subject to impairment charges.
●	Our tenants may be unable to renew or otherwise maintain their licenses for their cannabis operations, which may result in such tenants not being able to operate their businesses and defaulting on their lease payments.
●	We acquire our properties “as-is,” which increases the risk of costs to remedy defects without recourse.
●	Our property portfolio is and will be geographically concentrated in certain states that make us subject to social, political and economic risks of doing business in these states.
●	We face significant risks associated with the development and redevelopment of properties that we acquire.
●	Some of our tenants could be susceptible to bankruptcy.

●	Our tenants may be subject to Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”), because of the nature of their business activities, which could have an adverse impact on their financial condition due to a disallowance of certain tax deductions.
●	We have acquired and may continue to acquire and lease cannabis retail stores and dispensaries, which present additional risks in comparison to properties for the cultivation and production of medical-use cannabis.
●	Liability for uninsured losses could adversely affect our financial condition.
●	If our properties’ access to adequate water and power supplies is interrupted, it could harm our ability to lease the properties for medical-use cannabis cultivation and production.
●	We may have a difficult time obtaining the insurance policies with our focus on the regulated cannabis industry.
●	We may purchase properties subject to ground leases.

Risks Related to Regulation

●	Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.
●	Certain of our tenants engage in operations for the adult-use cannabis industry, which may subject us and our properties to additional risks associated with such adult-use cannabis operations.
●	New laws adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cannabis operations may be modified or eliminated in the future.
●	Our ability to grow our business depends on state laws pertaining to the cannabis industry.
●	US Food and Drug Administration (“FDA”) regulation of cannabis facilities could negatively affect the medical-use cannabis industry.
●	We and our tenants may have difficulty accessing the service of banks and other financial institutions.
●	Property owners located in close proximity to our properties may assert claims against our cannabis facilities.
●	Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially adversely affect our operations, and we cannot predict the impact that future regulations may have on us.
●	Assets leased to cannabis businesses may be forfeited to the federal government.
●	We may have difficulty accessing bankruptcy courts.
●	The properties that we acquire are subject to extensive regulations, which may result in significant costs.
●	Compliance with environmental laws could materially increase our operating expenses.

Risks Related to Financing Our Business

●	Our growth depends on external sources of capital, which may not be available on favorable terms or at all.
●	Our current and future indebtedness reduces our distributable cash and may expose us to default risk.

Risks Related to Our Organization and Structure

●	Our senior management team manages our portfolio subject to very broad investment guidelines.
●	Our board of directors may change our investment objectives and strategies without stockholder consent.
●	Certain provisions of Maryland law could inhibit changes in control.
●	Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
●	Severance agreements with our executive officers could be costly and prevent a change in our control.
●	We depend on our Operating Partnership for cash flow and are structurally subordinated in right of payment.
●	Our Operating Partnership may issue additional limited partnership interests to third parties without the consent of our stockholders, which would reduce the distributions we can make to our stockholders.
●	If we issue limited partnership interests in our Operating Partnership in exchange for property, the value placed on such partnership interests may not accurately reflect their market value, which may dilute your interest in us.
●	Our rights and the rights of our stockholders to take action against our directors and officers are limited.
●	Our charter provisions make it difficult to remove directors, and to effect changes in management as a result.
●	Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.
●	We plan to continue to operate our business so as not to require registration under the Investment Company Act.

Risks Related to Our Securities

●	The market prices and trading volumes of our capital stock have been and may continue to be volatile.
●	Capital stock eligible for future sale may have material and adverse effects on our share price.
●	We cannot assure you of our ability to make distributions in the future.

●	Our charter permits us to pay distributions from any source and, as a result, the amount of distributions paid at any time may not reflect the performance of our properties or as cash flow from operations.
●	The market price of our capital stock could be materially, adversely affected by our level of cash distributions.
●	Our Exchangeable Senior Notes and future offerings of debt or preferred equity securities, which may rank senior to existing capital stock, may materially and adversely affect the market price of our common stock.

Risks Related to Our Taxation as a REIT

●	Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which reduce our distributable cash and negatively impact us.
●	The REIT distribution requirements could adversely affect our ability to execute our business plan, and require us to make unfavorable borrowing decisions or subject us to tax.
●	If Section 280E of the Code applies to us, tax deductions may be disallowed, resulting in federal income tax and potentially jeopardizing our REIT status.
●	Complying with REIT requirements may cause us to forego attractive business opportunities or asset sales.
●	The tax on prohibited transactions could limit what transactions we make or subject us to a 100% penalty tax.
●	Our board of directors has the ability to revoke our REIT election without stockholder approval.
●	Dividends payable by REITs do not qualify for the reduced tax rates on dividends from regular corporations.
●	REIT requirements may limit our ability to hedge our liabilities effectively and result in tax liabilities.
●	Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
●	Non-U.S. stockholders will generally be subject to withholding tax with respect to our ordinary dividends.
●	Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

Risks Related to General and Other Factors

●	We are dependent on our key personnel for our success.
●	The occurrence of cyber incidents or cyberattacks could disrupt our operations and damage our business.
●	Contingent or unknown liabilities could materially and adversely affect our business.
●	We cannot predict every event and circumstance that may affect our business.

Risks Related to Our Business

The current COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows.

Throughout 2020 and to date, the ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. COVID-19 (or a future pandemic) could have material and adverse effects on our tenants and their operations, and in turn on our performance, financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant actions;
●	the temporary inability of consumers and patients to purchase our tenant’s cannabis products due to a number of factors, including but limited to illness, dispensary closures or limitations on operations (including but not limited to shortened operating hours, social distancing requirements and mandated “curbside only” pickup), quarantine, financial hardship, and “stay at home” orders, could severely impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
●	difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations and our tenants’ ability to fund their business operations and meet their obligations to us;
●	workforce disruptions for our tenants, as a result of infections, quarantines, stay at home orders or other factors, could result in a material reduction in our tenants’ cannabis cultivation, manufacturing, distribution and/or sales capacity;
●	because of the federal regulatory uncertainty relating to the regulated cannabis industry, our tenants may not be eligible for financial relief available to other businesses, including federal assistance programs;
●	restrictions on public events for the regulated cannabis industry limit the opportunity for our tenants to market and sell their products and promote their brands;
●	delays in construction at our properties may adversely impact our tenants’ ability to commence operations and generate revenues from projects, including but not limited to delays caused by:
o	construction moratoriums by local, state or federal government authorities;
o	delays by applicable governmental authorities in providing the necessary authorizations to continue construction or commence operations;
o	reductions in construction team sizes to effectuate social distancing and other requirements;
o	infection by one or more members of a construction team necessitating a partial or full shutdown of construction; and
o	manufacturing and supply chain disruptions for materials sourced from other geographies which may be experiencing shutdowns and/or restrictions on transportation of such materials;
●	a general decline in business activity in the regulated cannabis industry would adversely affect our ability to grow our portfolio of regulated cannabis properties; and
●	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the continued scope, severity and duration of the pandemic, the actions taken to contain the outbreak or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others. During 2020, we granted temporary base rent deferrals to certain affected tenants. See Note 6 in the Notes to the Consolidated Financial Statements for further information regarding these base rent deferrals. COVID-19 presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

We have a limited operating history, and may not be able to continue to operate our business successfully or generate sufficient cash flow to sustain distributions to our stockholders.

We completed our initial public offering and commenced real estate operations with the acquisition of our first property in December 2016, and have a limited operating history. We are subject to many of the business risks and uncertainties associated with any new business enterprise. Furthermore, our properties are concentrated in the regulated cannabis industry, an industry in its very early stages of development, and we cannot predict how tenant demand and competition for these properties will change over time. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the evolution of tenant demand for regulated cannabis facilities, competition, the evolution of alternative capital sources for potential tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the regulated cannabis industry, conditions in the financial markets and economic conditions.

Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.

As of December 31, 2020, we owned 66 total properties. Six of our tenants, PharmaCann, Inc. (at five of our properties), Ascend Wellness Holdings, LLC (at three of our properties), Cresco Labs, LLC (at five of our properties), Curaleaf Holdings, Inc. (at four of our properties), Holistic Industries, Inc. (at four of our properties) and Green Thumb Industries, Inc. (at three of our properties), represented approximately 18%, 10%, 10%, 7%, 6% and 6%, respectively, of our rental revenues (including tenant reimbursements) for the year ended December 31, 2020. Lease payment defaults by any of our tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Our lack of diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.

In addition, failure by any of our tenants to comply with the terms of its lease agreement with us could require us to find another lessee for the applicable property. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing that property. Furthermore, we cannot assure you that we will be able to re-lease that property for the rent we currently receive, or at all, or that a lease termination would not result in our having to sell the property at a loss. For example, the tenant at our property located in Los Angeles, California was in receivership and defaulted on its obligation to pay rent to us for all of 2020. The result of any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We also compete as a provider of capital to regulated cannabis operators with alternative financing sources to these companies, including both equity and debt financing alternatives. For example, many larger, publicly traded multi-state cannabis operators are able to raise significant capital through public equity offerings, in addition to access to significant debt financing options. Furthermore, changes in federal regulations pertaining to cannabis could also lead to increased access to U.S. capital markets for our competitors and for regulated cannabis operators (including but not limited to access to the Nasdaq Stock Market and/or the New York Stock Exchange). According to analysis by MJResearchCo, North American cannabis companies either closed or announced more than $1.6 billion in capital raising in January 2021 alone, representing a significant increase in the pace of capital raising for regulated cannabis operators.

Increased competition for properties as a result of greater clarity of the federal regulatory environment may also preclude us from acquiring those properties that would generate attractive returns to us.

By way of example, Congress has introduced several proposed bills focused on the regulated cannabis industry, including the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”) and the Secure and Fair Enforcement (SAFE) Banking Act (the “SAFE Banking Act”). If it became law, the MORE Act, which was passed by the U.S. House of Representatives in December 2020, would, among other things, remove cannabis as a Schedule I controlled substance under the CSA and make available U.S. Small Business Administration funding for regulated cannabis operators. If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. If any of the proposed bills in Congress became law, there would be further increased competition for the acquisition of properties that can be leased to licensed medical-use cannabis operators, and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.

Our growth will depend upon future acquisitions of medical-use cannabis facilities, and we may be unable to consummate acquisitions on advantageous terms.

Our growth strategy is focused on the acquisition of specialized industrial real estate assets on favorable terms as opportunities arise. Our ability to acquire these real estate assets on favorable terms is subject to the following risks:

●	competition from other potential acquirers or increased availability of alternative debt and equity financing sources for tenants may significantly increase the purchase price of a desired property and/or negatively impact the lease terms we are able to secure with our tenants;
●	we may not successfully purchase and lease our properties to meet our expectations;
●	we may be unable to obtain the necessary equity or debt financing to consummate an acquisition on satisfactory terms or at all;
●	agreements for the acquisition of properties are typically subject to closing conditions, including satisfactory completion of due diligence investigations, and we may spend significant time and money and divert management attention on potential acquisitions that we do not consummate; and
●	we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, against the former owners of the properties.

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

We target medical-use cannabis facilities for acquisition and leasing to licensed operators under triple-net lease agreements. We also target properties owned by established operators or operators that have been among the top candidates in the rigorous state licensing process and have been granted one or more licenses to operate multiple facilities. In light of the current regulatory landscape regarding medical-use cannabis, including but not limited to, the rigorous state licensing processes, limits on the number of licenses granted in certain states and in counties within such states, zoning regulations related to medical-use cannabis facilities, the inability of potential tenants to open bank accounts necessary to pay rent and other expenses and the ever-changing federal and state regulatory landscape, we may have only a limited number of medical-use cannabis facilities available to purchase that are operated by licensees that we believe would be suitable tenants. These tenants may also have increased access to alternative equity and debt financing sources over time, which may limit our ability to negotiate leasing arrangements that meet our investment criteria. Our inability to locate suitable investment properties and tenants would have a material adverse effect on our ability to generate cash flow and make distributions to our stockholders.

Many of our existing tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock.

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

Many of our existing tenants are, and we expect that most of our future tenants will be, companies with limited histories of operations that are not profitable when they enter triple-net leasing arrangements with us and therefore, may be unable to pay rent with funds from operations. Many of our current tenants are not profitable and have experienced losses since inception, or have been profitable for only a short period of time. As a result, many of our current tenants have made, and we expect that many of our future tenants will make, initial rent payments to us from proceeds from the sale of the property, in the case of sale-leaseback transactions, or other cash on hand, including cash received from debt financings.

In addition, in general, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries or other changes in the marketplace for their products, and have limited access to traditional forms of financing. The success of our tenants will heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework. For example, in California, the illicit market for cannabis remains a much larger portion of overall sales in the state, and state and local authorities have assessed significant taxes on regulated cannabis products, both of which have had the impact of significantly limiting the growth of the regulated cannabis market.

In our evaluation of our existing leases with tenants at our properties, we determined to record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from tenants due to the U.S. federal regulatory uncertainty surrounding the medical-use cannabis industry and our tenants’ limited operating history and (for more information, see the section entitled “Critical Accounting Policies — Revenue Recognition” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information).

Some of our tenants may be subject to significant debt obligations and may rely on debt financing to make rent payments to us. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their business plans or prospects, the regulatory environment in which they operate or in general economic conditions. In addition, the payment of rent and debt service may reduce the working capital available to tenants for the start-up phase of their business. Furthermore, we may be unable to monitor and evaluate tenant credit quality on an on-going basis. In October 2019, a court appointed a receiver over all property and assets of the tenant at our Los Angeles, California property and that tenant subsequently defaulted on its obligations to pay rent to us for all of 2020.

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

In addition, in the event we are forced to sell or re-lease the property, we may have difficulty finding qualified purchasers who are willing to buy the property or tenants who are willing to lease the property on terms that we expect, or at all. As our properties are concentrated in the regulated cannabis industry, a shift in property preferences by regulated cannabis operators, including but not limited to changing preferences regarding location and types of improvements, could have a significant negative impact on the desirability of our properties to prospective tenants when we need to re-lease them, in addition to other challenges, such as obtaining the necessary state and local authorizations for a new tenant to commence operations at the property. These and other limitations may affect our ability to sell or re-lease properties, which may adversely affect returns to our stockholders.

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

Any lease payment defaults by a tenant or additional liability on us could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of medical-use cannabis cultivation and production facilities are generally subject to extensive state licensing requirements, including required state and local authorizations for a new tenant to take over operations at a facility.

We acquired our properties, and expect to acquire other properties, “as-is,” which increases the risk of an investment that requires us to remedy defects or costs without recourse to the prior owner.

We acquired our properties, and expect to acquire other real estate properties, “as is” with only limited representations and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. There may also be environmental conditions associated with properties we acquire of which we are unaware despite our diligence efforts or that we have identified during diligence, including with respect to historical heavy industrial uses of the properties. In particular, medical-use cannabis facilities may present environmental concerns of which we are not currently aware. If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. As a result, if defects in the property (including any building on the property) or other matters adversely affecting the property are discovered, including but not limited to environmental matters, we may not be able to pursue a claim for any or all damages against the property seller. Such a situation could harm our business, financial condition, liquidity and results of operations.

Our properties are, and are expected to continue to be, geographically concentrated in states that permit medical-use cannabis cultivation, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property.

As of February 25, 2021, we owned properties in 17 states, and we expect that the properties that we acquire will be geographically concentrated in these states and other states that have established medical-use cannabis programs. See “Geographic Concentration” under Item 1, “Business” for a table of properties owned by us and organized by state as of December 31, 2020. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

●	the state medical-use cannabis market fails to develop and grow in ways that we or our tenants projected;
●	the responsibility of complying with multiple and, in some respects, conflicting state and federal laws in the United States, including with respect to cultivation and distribution of medical-use cannabis, licensing, banking and insurance;
●	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations;
●	difficulties and costs of staffing and managing operations;
●	unexpected changes in regulatory requirements and other laws;
●	the impact of national, regional or state specific business cycles and economic instability; and
●	potentially adverse tax consequences.

We face significant risks associated with the development and redevelopment of properties that we acquire.

In many instances, we engage in development or redevelopment of properties that we acquire. Development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

●	construction costs, which may exceed our or our tenant’s original estimates due to increases in materials, labor or other costs, which could make the project less profitable for our tenant, require us or our tenant to commit additional funds to complete the project and adversely impact our tenant’s business and prospects as a result;
●	permitting or construction delays, which may result in increased project costs, as well as deferred revenue and delayed commencement of operations by our tenant;
●	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;
●	claims for warranty, product liability and construction defects after a property has been built;
●	health and safety incidents and site accidents;
●	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;
●	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;
●	labor stoppages, slowdowns or interruptions;

●	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and
●	weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

The realization of any of the risks above or other delays in development and redevelopment activities at a property may also materially adversely impact our tenant’s ability to commence, continue or expand its operations, which may result in that tenant defaulting on its rent obligations to us. As of February 25, 2021, we had properties consisting of an aggregate of approximately 2.0 million rentable square feet under development or redevelopment. As of February 25, 2021, we had committed to provide construction funding and fund tenant improvements at our properties in the future totaling up to approximately $328.7 million.

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

In October 2019, a court appointed a receiver over all property and assets of the tenant at our Los Angeles, California property. That tenant subsequently defaulted on its lease payments to us for all of 2020.

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

We have acquired and may continue to acquire cannabis retail stores and dispensaries and enter into leases with licensed operators for those locations. Cannabis retail stores and dispensaries entail risks that could adversely impact our financial condition and results of operations, and that are in addition to risks associated with regulated cannabis cultivation and processing facilities, including but not limited to:

●	the impact of the continued evolution of the retail distribution model for cannabis and customer preferences, including the impact of e-commerce and home delivery on demand for cannabis retail space;
●	negative perceptions by customers of the safety, convenience and attractiveness of cannabis dispensaries;
●	the handling of significant cash transactions and cannabis inventory at the property, which may increase security risks associated with dispensary operations;
●	local real estate conditions (such as an oversupply of, or a reduction in demand for, cannabis retail space);
●	our and our tenants’ ability to procure and maintain appropriate levels of property and casualty insurance; and
●	risks associated with data breaches through cyberattacks, cyber intrusions or otherwise that expose customer personal information at dispensaries, which may result in liability and reputational damage to our tenants and our company.

The realization of any of the risks above, among others, with respect to one or more of our properties or tenants could have a material adverse impact on our business.

Liability for uninsured losses could adversely affect our financial condition.

While the terms of our leases with our tenants generally require property and casualty insurance, losses from disaster-type occurrences, such as earthquakes, hurricanes, floods and weather-related disasters, and other types of insurance, such as landlord’s rental loss insurance, may be either uninsurable or not insurable on economically viable terms, due in part to our properties’ locations, construction types and concentration on the regulated cannabis industry. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties.

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

Historically, states that have legalized medical-use cannabis cultivation have typically required that such cultivation take place indoors. Indoor cultivation of medical-use cannabis requires significant power for growing lights and ventilation and air conditioning to remove the hot air generated by the growing lights. While outdoor cultivation is gaining acceptance in many states with favorable climates for such growth, we expect that most of our properties will continue to utilize indoor cultivation methods. Any extended interruption of the power supply to our properties, particularly those using indoor cultivation methods, would likely harm our tenants’ crops and processing capabilities, which could result in their inability to make lease payments to us for our properties. Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders.

Due to our involvement in the regulated medical-use cannabis industry, we may have a difficult time obtaining the various insurance policies that are desired to operate our business, which may expose us to additional risks and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability and directors’ and officers’ insurance, is more difficult for us to find and more expensive, because we lease our properties to companies in the regulated medical-use cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance or with less insurance than we would prefer, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

Cannabis is a Schedule I controlled substance under the CSA. Even in those jurisdictions in which cannabis has been legalized at the state level, the possession, distribution, cultivation, manufacture and use of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

In January 2018, the DOJ rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. In rescinding the Cole Memo, DOJ instructed its prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutions when deciding whether to pursue prosecutions related to cannabis activities. As a result, federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws against the regulated cannabis industry generally, including our tenants and us.

Furthermore, Acting Attorney General Monty Wilkinson, who began in his position on January 20, 2021, has not provided a clear policy directive for the United States as it pertains to state-legal cannabis-related activities. President Biden has nominated Merrick Garland to serve as Attorney General in his administration. It is not yet known whether the DOJ under President Biden and Attorney General Garland, if confirmed, will re-adopt the Cole Memo or announce a substantive cannabis enforcement policy which may result in DOJ increasing its enforcement actions against the regulated cannabis industry, including our tenants and us.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on September 30, 2021, and there is no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located, such as in Arizona, California, Colorado, Illinois, Massachusetts, Michigan, New Jersey and Washington. Consequently, certain of our tenants currently (and additional tenants may in the future) cultivate adult-use cannabis in our medical-use cannabis facilities, as permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ’s rescission of the Cole Memo, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. This supplemental guidance was followed by the February 14, 2014 FinCEN Memorandum outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Under these guidelines, financial institutions must submit a SAR in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Although the Cole Memo has been rescinded, the FinCEN Memorandum technically remains intact; however, it is unclear whether the current administration will continue to follow the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank

Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

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

Our existing leases at our properties do not, and we expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis operations for adult-use that is permissible under state and local laws where our facilities are located and certain of our tenants are currently engaged in operations for the adult-use cannabis industry, which may subject our tenants, us and our properties to different and greater risks, including greater prosecution risk for aiding and abetting violation of the CSA and federal laws governing money laundering. For example, the prohibition in the current omnibus spending bill that prohibits the DOJ from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws does not extend to adult-use cannabis laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our tenants to engage in adult-use cannabis operations at our properties. For example, Arizona, California, Colorado, Illinois, Massachusetts, Michigan, New Jersey and Washington permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

New laws that are adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cannabis operations may be modified or eliminated in the future.

We have acquired and are targeting for acquisition properties that are owned by state-licensed cannabis operators. Relevant state or local laws may be amended or repealed, or new laws may be enacted in the future to eliminate existing laws permitting cannabis operations. If our tenants were forced to close their operations, we would need to replace those tenants with tenants who are not engaged in the cannabis industry, who most likely pay significantly lower rents. Moreover, any changes in state or local laws that reduce or eliminate the ability to conduct cannabis operations would likely result in a high vacancy rate for the kinds of properties that we seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were specific to the cannabis industry.

For example, in connection with the Centers for Disease Control and Prevention identifying cases of vaping-related lung injuries, certain state and local governments had instituted temporary bans. In addition to litigation and reputational risks surrounding vaping-related lung injuries, bans or heightened regulations could have a material adverse impact on our tenants’ operations in those states and localities where such a ban or other restrictive regulation has been implemented.

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

Should the federal government legalize cannabis for medical-use, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938 or under the Public Health Service Act. Additionally, the FDA may issue rules, regulations, or guidance including certified good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. If regulated by the FDA as a drug, clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations or enforcement actions are imposed, we do not know what the impact this would have on the cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

We and our tenants may have difficulty accessing the service of banks and other financial institutions, which may make it difficult to contract for real estate needs.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by FinCEN clarified how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. However, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It remains unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

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

In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the United States House of Representatives has passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFE Banking Act, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

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

Our properties are and other properties that we expect to acquire will be subject to various laws and regulatory requirements. For example, local property regulations, including restrictive covenants of record, may restrict the use of properties we acquire and may require us to obtain approval from local authorities with respect to the properties that we expect to acquire, including prior to acquiring a property or when developing or undertaking renovations. Among other things, these restrictions may relate to cultivation, processing or dispensing of medical-use cannabis, the use of water and the discharge of waste water, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. Our failure to obtain such regulatory approvals could have a material adverse effect on our business, financial condition, liquidity and results of operations. Furthermore, we cannot assure you that the regulatory requirements and statutory prohibitions relating to properties used in cannabis operations will not materially and adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional prohibition or costs.

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

Our Exchangeable Senior Notes and any future indebtedness reduce our cash available for distribution and may expose us to the risk of default.

In February 2019, we issued $143.75 million aggregate principal amount of Exchangeable Senior Notes. Payments of principal and interest on our Exchangeable Senior Notes and borrowings that we may incur in the future may leave us with insufficient cash resources to operate the properties that we expect to acquire or to pay the distributions currently contemplated or necessary to satisfy the requirements for REIT qualification. Our level of debt and the limitations imposed on us by these debt agreements could have significant material and adverse consequences, including the following:

●	our cash flow may be insufficient to meet our required principal and interest payments;
●	we may be unable to borrow additional funds as needed or on favorable terms, or at all;
●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
●	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;
●	we may be forced to dispose of one or more of the properties that we expect to acquire, possibly on disadvantageous terms;
●	we may default on our obligations or violate restrictive covenants, in which case the lenders may accelerate these debt obligations; and
●	our default under any loan with cross default provisions could result in a default on other indebtedness.

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

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and Maryland General Corporation Law (the “MGCL”), our stockholders generally have a right to vote only on the following matters:

●	the election or removal of directors;
●	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
o	change our name;
o	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
o	increase or decrease the aggregate number of shares of stock that we have the authority to issue;
o	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
o	effect certain reverse stock splits;
●	our liquidation and dissolution; and
●	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

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

Thereafter, any such business combination must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:

●	80% of the votes entitled to be cast by holders of outstanding voting stock of the corporation; and
●	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected, or held by an affiliate or associate of the interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares.

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

We are a holding company with no business operations of our own. Our only significant asset is and will be the general and limited partnership interests in our Operating Partnership. We conduct, and intend to continue to conduct, all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. Furthermore, U.S. bankruptcy courts have generally refused to grant bankruptcy protections to cannabis businesses.

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

We have entered into indemnification agreements with each of our executive directors and officers that provide for indemnification to the maximum extent permitted by Maryland law. Maryland law permits us to include in our charter a provision eliminating the liability of our directors and officers and our stockholders for money damages except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	active and deliberate dishonesty that was established by a final judgment and was material to the cause of action.

Our charter authorizes us to obligate ourselves and our bylaws obligate us, to the fullest extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to:

●	any present or former director or officer who is made or threatened to be made a party to or witness in the proceeding by reason of his or her service in that capacity; or
●	any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, partner, manager, member or trustee of another corporation, REIT, partnership, limited liability company, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to or witness in the proceeding by reason of his or her service in that capacity.

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

In order for us to qualify as a REIT under the Code, shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). In order for us to qualify as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock, including our 9.00% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). These ownership limits and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock and preferred stock include:

●	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
●	changes in government policies, regulations or laws;
●	the performance of our current properties and additional properties that we acquire;
●	our ability to make acquisitions on preferable terms or at all;
●	equity issuances by us, including issuances by us of shares of common stock in connection with exchanges of our Exchangeable Senior Notes or under our ATM Program, or share resales by our stockholders, or the perception that such issuances or resales may occur;
●	actual or anticipated accounting problems;
●	publication of research reports about us, the real estate industry or the cannabis industry;
●	changes in market valuations of similar companies;
●	adverse market reaction to any increased indebtedness we may incur in the future;
●	interest rate changes;
●	additions to or departures of our senior management team;
●	speculation in the press or investment community or negative press in general;
●	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

●	failure to maintain our qualification as a REIT;
●	refusal of securities clearing firms to accept deposits of our securities;
●	a delisting of our common stock or preferred stock from the New York Stock Exchange (“NYSE”);
●	the realization of any of the other risk factors presented in this report;
●	actions by institutional stockholders;
●	price and volume fluctuations in the stock market generally; and
●	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

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

As of February 25, 2021, 23,926,317 shares of our common stock were issued and outstanding, and we had reserved an additional 770,563 shares of common stock for future issuance under our 2016 Omnibus Incentive Plan (the “2016 Plan”) and 2,158,837 shares potentially issuable upon exchange of our Exchangeable Senior Notes (based on the exchange rate as of February 25, 2021). In addition, as of February 25, 2021, we had approximately $231.7 million in shares of common stock available for future issuance under the ATM Program. The existence of operating partnership units, Exchangeable Senior Notes, shares of Series A Preferred Stock, shares of our common stock reserved for issuance under our 2016 Plan and shares available for future issuance under the ATM Program may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

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

In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more TRSs, and the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. If we fail to comply with these asset requirements at the end of any calendar quarter, we generally must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

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

Risks Related to General and Other Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2020, we owned the following 66 properties, which were 99.3% leased (based on square footage) with a weighted-average remaining lease term of approximately 16.6 years:

			Rentable Square
Property	Market	Closing Date	Feet(1)	Investment(2)
				(In thousands)
Pharm AZ	Arizona	December 15, 2017	358,000	$20,000
Pharm AZ Retail	Arizona	September 19, 2019	2,000	2,500
Sacramento CA	California	February 8, 2019	43,000	12,710
Kings Garden CA Portfolio	California	Various	364,000	69,972	(3)
Esperanza CA	California	July 23, 2019	35,000	13,000	(4)
Vertical CA Portfolio	California	Various	79,000	17,300	(5)
Columbia Care CO	Colorado	October 30, 2018	58,000	11,250	(6)
LivWell CO Retail Portfolio	Colorado	Various	8,000	3,349	(7)
Trulieve FL	Florida	October 23, 2019	120,000	17,000
Parallel FL Portfolio	Florida	Various	593,000	60,308	(8)
Ascend IL	Illinois	December 21, 2018	165,000	41,891	(9)
Cresco IL Portfolio	Illinois	October 22, 2019	90,000	45,454	(10)
Curaleaf IL	Illinois	October 30, 2019	120,000	23,300	(11)
PharmaCann IL	Illinois	October 30, 2019	66,000	27,426	(12)
GTI IL	Illinois	March 6, 2020	231,000	35,833	(13)
Holistic MD	Maryland	May 26, 2017	72,000	21,721	(14)
PharmaCann MA	Massachusetts	May 31, 2018	58,000	30,500
Holistic MA	Massachusetts	July 12, 2018	55,000	14,750	(15)
Trulieve MA	Massachusetts	July 26, 2019	150,000	43,500
Ascend MA	Massachusetts	April 2, 2020	199,000	33,775	(16)
Cresco MA	Massachusetts	June 30, 2020	118,000	8,904	(17)
4Front MA	Massachusetts	December 17, 2020	67,000	15,500
Green Peak MI	Michigan	August 2, 2018	56,000	15,799
Emerald Growth MI	Michigan	June 7, 2019	45,000	10,000
Ascend MI	Michigan	July 2, 2019	145,000	19,750
LivWell MI	Michigan	October 9, 2019	156,000	41,500	(18)
Green Peak MI Retail Portfolio	Michigan	Various	31,000	11,784	(19)
Cresco MI	Michigan	April 22, 2020	115,000	10,510	(20)
Holistic MI	Michigan	September 1, 2020	63,000	7,904	(21)
Vireo MN	Minnesota	November 8, 2017	89,000	9,710
MJardin NV	Nevada	July 12, 2019	43,000	9,489	(22)
Curaleaf NJ	New Jersey	July 13, 2020	111,000	18,940	(23)
Columbia Care NJ Portfolio	New Jersey	July 16, 2020	54,000	13,033	(24)
PharmaCann NY	New York	December 19, 2016	127,000	30,000	(25)
Vireo NY	New York	October 23, 2017	40,000	6,717	(26)
Curaleaf ND	North Dakota	December 20, 2019	33,000	12,190	(27)
PharmaCann OH	Ohio	March 13, 2019	58,000	20,000
Vireo OH	Ohio	May 14, 2019	11,000	3,550
Cresco OH	Ohio	January 24, 2020	50,000	10,600	(28)
GTI OH	Ohio	January 31, 2020	101,000	9,566	(29)
Jushi PA	Pennsylvania	April 6, 2018	89,000	13,381	(30)
Maitri PA	Pennsylvania	April 24, 2019	51,000	21,402	(31)
Green Leaf PA	Pennsylvania	May 20, 2019	266,000	13,592	(32)
PharmaCann PA	Pennsylvania	August 9, 2019	54,000	25,730	(33)
GTI PA	Pennsylvania	November 12, 2019	148,000	39,600
Curaleaf PA	Pennsylvania	December 20, 2019	72,000	25,749	(34)
Holistic PA	Pennsylvania	June 10, 2020	108,000	15,007	(35)
Green Leaf VA	Virginia	January 15, 2020	82,000	19,750
4Front WA	Washington	December 17, 2020	114,000	17,500
Total			5,363,000	$1,022,696
(1)	Includes estimated rentable square feet at completion of construction.
(2)	Includes purchase price and development and tenant reimbursement commitments funded, if any. Excludes transaction costs and development and tenant reimbursement commitments not funded as of December 31, 2020.
(3)	Portfolio consists of four properties acquired on April 16, 2019, one property acquired on May 12, 2020 and one property acquired on November 16, 2020. Excludes available tenant improvement allowance of $25.0 million.

(4)	In January 2020, the tenant defaulted on its obligations to pay rent to us pursuant to our lease. As of December 31, 2020, this tenant was in receivership and in ongoing default of its rent obligations. In January 2021, the property was leased to a new tenant.
(5)	Portfolio consists of three properties acquired on August 29, 2019 and one property acquired on September 11, 2019. In November and December 2020, affiliates of Medical Investor Holdings LLC (“Vertical”) made partial payments of contractual rent due and approximately $424,000 of security deposits were applied to the payment of rent and associated lease penalties.
(6)	Columbia Care, Inc. acquired The Green Solution during 2020.
(7)	Portfolio consists of one property acquired on February 19, 2020 and one property acquired on February 21, 2020. Excludes remaining tenant improvement allowance of approximately $801,000.
(8)	Portfolio consists of one property acquired on March 11, 2020 and one property acquired on September 18, 2020. Excludes remaining aggregate tenant improvement allowances of approximately $39.6 million.
(9)	Excludes remaining tenant improvement allowance of approximately $9.1 million.
(10)	Portfolio consists of two properties and excludes remaining tenant improvement allowance of approximately $1.1 million.
(11)	Curaleaf Holdings, Inc. (“Curaleaf”) acquired GR Companies, Inc. (“Grassroots”) during 2020. Excludes remaining tenant improvement allowance of approximately $5.8 million.
(12)	Excludes remaining tenant improvement allowance of approximately $574,000.
(13)	Excludes remaining tenant improvement allowance of approximately $14.2 million.
(14)	Excludes remaining tenant improvement allowance of approximately $679,000.
(15)	Excludes remaining tenant improvement allowance of $3.0 million.
(16)	Excludes remaining tenant improvement allowance of approximately $15.2 million.
(17)	Excludes remaining tenant improvement allowance of approximately $19.8 million.
(18)	Excludes remaining tenant improvement allowance of $500,000.
(19)	Portfolio consists of one property acquired on October 25, 2019, three properties acquired on November 4, 2019, one property acquired on November 8, 2019 and one property acquired on November 25, 2019. Excludes remaining tenant improvement allowance of approximately $28,000.
(20)	Excludes remaining tenant improvement allowance of approximately $21.5 million.
(21)	Excludes remaining tenant improvement allowance of approximately $17.1 million.
(22)	Excludes remaining tenant improvement allowance of approximately $111,000.
(23)	Excludes remaining tenant improvement allowance of approximately $16.1 million.
(24)	Portfolio consists of two properties. Excludes remaining tenant improvement allowance of approximately $952,000.
(25)	Excludes available tenant improvement allowance of $31.0 million.
(26)	Excludes remaining tenant improvement allowance of approximately $43,000.
(27)	Curaleaf acquired Grassroots during 2020.
(28)	Excludes available tenant improvement allowance of approximately $2.9 million.
(29)	Excludes remaining tenant improvement allowance of approximately $22.6 million.
(30)	Vireo Health, Inc. transferred its ownership in the subsidiary tenant at the property to Jushi Holdings Inc. Excludes remaining tenant improvement allowance of approximately $2.4 million.
(31)	Excludes remaining tenant improvement allowance of approximately $848,000.
(32)	Excludes remaining tenant improvement allowance available of approximately $29.4 million.
(33)	Excludes remaining construction funding of approximately $2.3 million.
(34)	Curaleaf acquired Grassroots during 2020. Excludes remaining tenant improvement allowance of approximately $891,000.
(35)	Excludes remaining tenant improvement allowance of approximately $4.2 million.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “IIPR.” As of February 25, 2021, there were 17 holders of record of our common shares. This number excludes our common shares owned by stockholders holding under nominee security position listings.

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

There were no unregistered sales of equity securities during the quarter ended December 31, 2020.

Information about our equity compensation plans and other related stockholder matters is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Stock Performance Graph

The following graph shows a comparison from December 1, 2016 (the date that our common stock first began trading on the NYSE) to December 31, 2020 of cumulative total stockholder return, calculated on a dividends reinvested basis, for Innovative Industrial Properties, Inc., the S&P 500 Stock Index, or the S&P 500, and the FTSE NAREIT All Equity REITs Index, which includes all tax-qualified equity REITs listed in the United States. Note that historic stock price performance is not necessarily indicative of future stock price performance. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Source: SNL Financial

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected consolidated financial and operating data on a historical basis. The following data should be read in conjunction with our financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

					As of and for
					the period
					from June 15,
					2016 (date of
					incorporation)
					through
	As of and for the years ended December 31,				December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except per share data)
Statements of Operations:
Total revenues	$116,896	$44,667	$14,787	$6,420	$267
Income / (loss) from operations	69,737	24,935	5,338	(223)	(4,446)
Net income / (loss)	65,730	23,475	6,985	(72)	(4,392)
Preferred stock dividends	(1,352)	(1,352)	(1,352)	(323)	—
Net income / (loss) attributable to common stockholders	64,378	22,123	5,633	(395)	(4,392)
Net income / (loss) attributable to common stockholders per share - basic	$3.28	$2.06	$0.76	$(0.13)	$(4.56)
Net income / (loss) attributable to common stockholders per share - diluted	$3.27	$2.03	$0.75	$(0.13)	$(4.56)
Cash dividends declared per common share	$4.47	$2.83	$1.20	$0.55	$—
Cash dividends declared per preferred share	$2.25	$2.25	$2.25	$0.5375	$—
Balance Sheet Data (at period end):
Total assets	$1,768,081	$745,857	$281,466	$80,028	$63,327
Exchangeable senior notes, net	136,693	134,654	—	—	—
Total liabilities	243,109	197,847	17,174	6,479	2,888
Total equity	1,524,972	548,010	264,292	73,549	60,439
Other Data:
Cash flows provided by / (used in):
Operating activities	$110,814	$44,934	$15,693	$5,015	$1,693
Investing activities	(1,027,115)	(340,630)	(199,255)	(38,645)	(30,032)
Financing activities	924,991	399,962	184,854	12,385	61,342

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

Overview

We are an internally-managed REIT focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance.

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2020, we had 15 full-time employees. As of December 31, 2020, we owned 66 properties that were 99.3% leased (based on square footage) to state-licensed cannabis operators and comprising an aggregate of approximately 5.4 million rentable square feet (including approximately 2.0 million rentable square feet under development/redevelopment) in 17 states, with a weighted-average remaining lease term of approximately 16.6 years. As of December 31, 2020, we had invested an aggregate of approximately $1.0 billion (consisting of purchase price and development and tenant reimbursement commitments funded, if any, but excluding transaction costs) and had committed an additional approximately $287.8 million to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties. These statistics treat our Los Angeles, California property as not leased, due to the tenant being in receivership and its ongoing default in its obligation to pay rent at that location as of December 31, 2020.

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

Rental Revenues

We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including:

●	our ability to enter into leases with increasing or market value rents for the properties that we acquire; and
●	rent collection, which primarily relates to each of our current and future tenant’s financial condition and ability to make rent payments to us on time.

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

Conditions in Our Markets

Positive or negative changes in regulatory, economic or other conditions and natural disasters in the markets where we acquire properties may affect our overall financial performance.

Competitive Environment

We face competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would-be tenants, cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for cannabis cultivation and production operations. Competition from others may diminish our opportunities to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we acquire, which would adversely affect our financial results.

Operating Expenses

Our operating expenses include general and administrative expenses, including personnel costs, legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. We generally expect to structure our leases so that the tenant is responsible for real estate taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

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

Results of Operations

Investments

See Note 6 in the notes to the consolidated financial statements for information regarding our investments in real estate and property portfolio activity during the year ended December 31, 2020.

Comparison of the Years Ended December 31, 2020, 2019 and 2018 (in thousands)

				Increase / (Decrease)
	Years Ended December 31,			2020 vs.	2019 vs.
	2020	2019	2018	2019	2018
Revenues:
Rental (excluding tenant reimbursements)	$112,255	$43,352	$14,342	$68,903	$29,010
Tenant reimbursements	4,641	1,315	445	3,326	870
Total revenues	116,896	44,667	14,787	72,229	29,880

Expenses:
Property expenses	4,952	1,315	445	3,637	870
General and administrative expense	14,182	9,818	6,375	4,364	3,443
Depreciation expense	28,025	8,599	2,629	19,426	5,970
Total expenses	47,159	19,732	9,449	27,427	10,283
Income from operations	69,737	24,935	5,338	44,802	19,597
Interest and other income	3,424	4,846	1,647	(1,422)	3,199
Interest expense	(7,431)	(6,306)	—	(1,125)	(6,306)
Net income	65,730	23,475	6,985	42,255	16,490
Preferred stock dividends	(1,352)	(1,352)	(1,352)	—	—
Net income attributable to common stockholders	$64,378	$22,123	$5,633	$42,255	$16,490

Revenues

Rental (excluding tenant reimbursements). Rental revenues for the year ended December 31, 2020 increased by approximately $68.9 million, or 159%, to approximately $112.3 million, compared to approximately $43.4 million for the year ended December 31, 2019. The increase in rental revenue was attributable to:

●	The 20 properties we acquired in 2020 which generated approximately $25.6 million of rental revenue in 2020;
●	The 35 properties we acquired in 2019 which generated approximately $54.5 million of rental revenue in 2020, including related rents on the amendments which increased the tenant improvement allowances on eight of the leases, compared to approximately $15.7 million in 2019, an increase of approximately $38.8 million; and
●	The amendments to increase the tenant improvement allowances of seven properties we acquired prior to 2019 and the annual rent escalations on the eleven properties we acquired prior to 2019, which collectively resulted in approximately $4.5 million in additional rental revenue during the year ended December 31, 2020.

Rental revenues for the year ended December 31, 2020 included approximately $379,000 of rent and associated lease penalties received through the drawdown of the security deposit at our Los Angeles, California property where the tenant was in receivership and defaulted on its lease obligations commencing in January 2020; and approximately $424,000 of rent received through the drawdown of security deposits at our properties leased to Vertical in southern California, in which Vertical made partial payments of contractual rent due. Rental revenues for the year ended December 31, 2020 also included drawdown of part of the security deposits totaling approximately $940,000 at certain properties leased to three tenants to pay part of the rent and associated lease penalties in accordance with the rent deferral programs described in Note 6 in the notes to the consolidated financial statements.

Rental revenues for the year ended December 31, 2019 increased by approximately $29.0 million, or 202%, to approximately $43.4 million, compared to approximately $14.3 million for the year ended December 31, 2018. The increase in rental revenue was attributable to:

●	The 35 properties we acquired 2019 which generated approximately $15.7 million of rental revenue in 2019;
●	The six properties we acquired in 2018 which generated approximately $14.7 million of rental revenue in 2019, including related rents on the amendments which increased the tenant improvement allowances on five of the leases, compared to approximately $2.8 million in 2018, an increase of approximately $11.9 million; and
●	The amendments to increase the tenant improvement allowances of two properties we acquired prior to 2018 and the annual rent escalations on the five properties we acquired prior to 2018 which resulted in approximately $1.4 million in additional rental revenue during the year ended December 31, 2019.

Tenant Reimbursements. Tenant reimbursements related to reimbursements by tenants for property insurance premiums and real estate taxes paid at certain properties. Tenant reimbursements for the year ended December 31, 2020 included approximately $43,000 of reimbursements received through the drawdown of the remaining security deposit at our Los Angeles, California property. The increase in tenant reimbursements for each year primarily related to the additional properties that we acquired over the years.

Expenses

Property Expenses. Property expenses related to property insurance premiums and real estate taxes paid at certain of our properties, which are reimbursable by the tenants in accordance with the leases. The increase in property expenses for each year primarily related to the additional properties that we acquired over the three years.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2020 increased by approximately $4.4 million, or 44%, to approximately $14.2 million, compared to $9.8 million for the year ended December 31, 2019. The increase in general and administrative expense was primarily due to higher compensation to employees, the hiring of additional employees and higher public company, travel and occupancy costs.

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

Compensation expense for the years ended December 31, 2020, 2019 and 2018 included approximately $3.3 million, $2.5 million and $1.5 million, respectively, of non-cash stock-based compensation.

Depreciation Expense. The increase in depreciation expense for each year was related to depreciation on properties that we acquired in the respective current and prior years, and the placement into service of tenant improvements and construction funding at certain of our properties.

Interest and Other Income. Interest and other income primarily related to interest earned on our short-term investments and cash and cash equivalents. The decrease in interest and other income for the year ended December 31, 2020 compared to 2019 was due to lower rates earned on interest bearing investments and cash balances. The increase in interest and other income for the year ended December 31, 2019 compared to 2018 was due to amortization of discounts on short-term investments and higher interest bearing investment and cash balances.

Interest Expense. Interest expense related to our Exchangeable Senior Notes issued in February 2019.

Preferred Stock Dividends. Preferred stock dividends related to dividends for our Series A Preferred Stock, which we issued in October 2017.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 8, “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$110,814	$44,934	$15,693
Net cash used in investing activities	(1,027,115)	(340,630)	(199,255)
Net cash provided by financing activities	924,991	399,962	184,854
Ending cash, cash equivalents and restricted cash	126,006	117,316	13,050

Cash flows provided by operating activities for the years ended December 31, 2020, 2019 and 2018 were approximately $110.8 million, $44.9 million and $15.7 million, respectively. Cash flows provided by operating activities primarily related to contractual rent and security deposits from our properties, partially offset by general and administrative expenses. Cash flows provided by operating activities increased from 2018 to 2019 and from 2019 to 2020 primarily due to leases for properties we acquired during these time periods, annual escalations of base rent on our leases, and amendments to existing leases to increase tenant improvement allowances at those properties, which resulted in a corresponding increase in base rents, partially offset by higher cash compensation to employees and higher public company, travel and occupancy costs.

Cash flows used in investing activities for the years ended December 31, 2020, 2019 and 2018 were approximately $1.0 billion, $340.6 million and $199.3 million, respectively. Cash flows used in investing activities increased from 2018 to 2019 and from 2019 to 2020 primarily related to the purchases of new properties and additional funding of tenant improvement allowances, construction funding and net purchases and maturities of short-term investments.

Cash flows provided by financing activities for the year ended December 31, 2020 were approximately $925.0 million, primarily related to approximately $1.0 billion in net proceeds from our follow-on public offerings of common stock completed in January, May and July 2020 and sales of common stock during 2020 under our ATM Program, partially offset by approximately $76.8 million in dividend payments to holders of our common stock and Series A Preferred Stock and approximately $2.2 million in withholding taxes paid by us related to net share settlement of restricted stock awards that vested for certain employees.

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

Sources and Uses of Cash

We derive all of our revenues from the leasing of our properties, collecting rental income and operating expense reimbursements based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, Exchangeable Senior Notes interest payments, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

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

In September 2019, we entered into equity distribution agreements with three sales agents, pursuant to which we were able to offer and sell from time to time through an “at-the-market” offering program (the “Prior ATM Program”) up to $250.0 million in shares of our common stock. During the year ended December 31, 2020, we sold 1,499,382 shares of our common stock at a weighted-average sales price of $94.23 per share for net proceeds of approximately $138.4 million under the Prior ATM Program, which includes the payment of approximately $2.8 million to one sales agent as commission for such sales.

In November 2020, we terminated the Prior ATM Program and entered into new equity distribution agreements with six sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “New ATM Program”) up to $500.0 million in shares of our common stock. During the year ended December 31, 2020, we sold 1,762,500 shares of our common stock at a weighted-average sales price of $152.25 per share for net proceeds of approximately $262.9 million under the New ATM Program, which includes the payment of approximately $5.4 million to one sales agent as commission for such sales. As of December 31, 2020, we had approximately $231.7 million in shares of common stock available for issuance under the New ATM Program.

We expect to meet our liquidity needs through cash and short-term investments on hand, cash flows from operations and cash flows from sources discussed above. We believe that our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2020, we declared cash dividends on our common stock totaling $4.47 per share, and cash dividends on our Series A Preferred Stock totaling $2.25 per share. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Exchangeable Senior Notes, and make accretive new investments.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

Payments Due	Exchangeable
by Year	Senior Notes	Interest	Office Rent	Total
2021	$—	$5,391	$235	$5,626
2022	—	5,391	242	5,633
2023	—	5,391	249	5,640
2024	143,749	764	256	144,769
2025	—	—	88	88
Thereafter	—	—	—	—
Total	$143,749	$16,937	$1,070	$161,756

Additionally, as of December 31, 2020, we had approximately $250.7 million outstanding in commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and approximately $624,000 of commitments relating to construction funding for the development of a property in Pennsylvania, which we funded in full in February 2021.

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

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, depreciation and amortization and impairment related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.

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

Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adding to FFO certain non-cash or infrequent or unpredictable expenses which may impact comparability, consisting of non-cash stock-based compensation expense and non-cash interest expense generally.

For the three months ended December 31, 2020, FFO (diluted), AFFO and FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 2,158,837 shares for the period, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period. These adjustments applied only for the three months ended December 31, 2020. The

Exchangeable Senior Notes were anti-dilutive for purposes of calculating earnings per diluted share for all other periods presented, and as such, were treated as anti-dilutive for purposes of calculating FFO, AFFO and FFO and AFFO per diluted share for all fiscal years presented and the three months ended December 31, 2019.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2020	2019	2018
Net income attributable to common stockholders	$64,378	$22,123	$5,633
Real estate depreciation	28,025	8,599	2,629
FFO attributable to common stockholders	$92,403	$30,722	$8,262
Stock-based compensation	3,330	2,495	1,465
Non-cash interest expense	2,040	1,678	—
AFFO attributable to common stockholders	$97,773	$34,895	$9,727
FFO per share – basic	$4.75	$2.91	$1.16
FFO per share – diluted	$4.72	$2.88	$1.13
AFFO per share – basic	$5.03	$3.31	$1.36
AFFO per share – diluted	$5.00	$3.27	$1.34
Weighted average shares outstanding – basic	19,443,602	10,546,016	7,138,952
Weighted average shares outstanding – diluted	19,557,619	10,684,068	7,285,801

The table below is a reconciliation of quarterly net income attributable to common stockholders to FFO and AFFO for the years ended December 31, 2020 and 2019 (in thousands, except share and per share amounts):

	Three Months Ended (1)
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net income attributable to common stockholders	$20,995	$18,877	$12,972	$11,534
Real estate depreciation	8,726	7,646	6,746	4,907
FFO attributable to common stockholders (basic)	$29,721	$26,523	$19,718	$16,441
Cash and non-cash interest expense	1,866	—	—	—
FFO attributable to common stockholders (diluted)	31,587	26,523	19,718	16,441
Stock-based compensation	842	841	822	825
Non-cash interest expense	—	513	507	501
AFFO attributable to common stockholders	$32,429	$27,877	$21,047	$17,767
FFO per common share – basic	$1.30	$1.23	$1.12	$1.04
FFO per common share – diluted	$1.26	$1.22	$1.12	$1.03
AFFO per common share – basic	$1.36	$1.29	$1.20	$1.13
AFFO per common share – diluted	$1.29	$1.28	$1.19	$1.12
Weighted-average common shares outstanding – basic	22,804,185	21,594,637	17,530,721	15,784,296
Restricted stock and restricted stock units	114,077	114,088	134,108	113,795
Dilutive effect of Exchangeable Senior Notes	2,158,837	—	—	—
Weighted-average common shares outstanding – diluted	25,077,099	21,708,725	17,644,829	15,898,091

.	Three Months Ended (1)
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net income attributable to common stockholders	$9,564	$6,182	$3,074	$3,303
Real estate depreciation	3,545	2,221	1,615	1,218
FFO available to common stockholders	$13,109	$8,403	$4,689	$4,521
Stock-based compensation	654	655	623	563
Non-cash interest expense	497	489	484	208
AFFO available to common stockholders	$14,260	$9,547	$5,796	$5,292
FFO per common share – basic	$1.10	$0.77	$0.49	$0.47
FFO per common share – diluted	$1.09	$0.76	$0.48	$0.46
AFFO per common share – basic	$1.20	$0.87	$0.60	$0.55
AFFO per common share – diluted	$1.18	$0.86	$0.59	$0.54
Weighted-average common shares outstanding – basic	11,905,021	10,918,477	9,667,079	9,664,775
Restricted stock	139,581	139,220	140,424	132,901
Weighted-average common shares outstanding – diluted	12,044,602	11,057,697	9,807,503	9,797,676
(1)	The sum of quarterly financial data may vary from annual data due to rounding and differences in the dilutive effect of potentially issuable shares of each reporting period.

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

Acquisition of Rental Property, Depreciation and Impairment

Upon acquisition of property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs are capitalized as incurred since all of our acquisitions to date were recorded as asset acquisitions.

We depreciate each of our buildings and improvements over its estimated remaining useful life, not to exceed 40 years. We depreciate tenant improvements at our buildings where we are considered the owner over the estimated useful lives of the improvements, not to exceed 40 years.

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

Revenue Recognition

Our existing tenant leases and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fees. We account for our leases as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of lease payments is not probable. Rental increases based upon changes in the U.S. Consumer Price Index (“CPI”) are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses are included in rental revenue in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

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

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and was effective for the Company for its consolidated financial statements for the year ended December 31, 2019.

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

As lessee, we recognized a liability to account for our future obligations related to our corporate office lease, which has a remaining lease term of approximately 4.3 years as of December 31, 2020, excluding the extension option that we are not reasonably certain to exercise, and a corresponding right-of-use asset. The lease liability is measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance in Topic 842. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Our leases continued to be classified as operating leases under Topic 842 and we continue to record revenue for each of our properties on a cash basis. Our tenant reimbursable revenue and property expenses continue to be presented on a gross basis as rental revenue and as property expenses, respectively, on our consolidated statements of income.

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

One of our leases that was entered into prior to 2019 provides the lessee with a purchase option to purchase the leased property at the end of the initial lease term in September 2034, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property at the greatest of (a) the fair value; (b)

the value determined by dividing the then-current base rent by 8%; and (c) an amount equal to our gross investment in the property (including the purchase price at acquisition and any additional investment in the property made by us during the term of the lease), indexed to inflation. At December 31, 2020, our gross investment in the property with the purchase option was approximately $30.5 million. At December 31, 2020, the purchase option was not exercisable.

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

Income Taxes

We have been organized to operate our business so as to qualify to be taxed as a REIT, for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2018. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income for U.S. federal income tax purposes. As long as our dividends equal or exceed our taxable net income, we generally will not be required to pay U.S. federal income tax on such income.

The Tax Cuts and Jobs Act was enacted in December 2018 and is generally effective for tax years beginning in 2018. See also Item 1A, “Risk Factors,” under the caption “Legislative, regulatory or administrative changes could adversely affect us or our stockholders.”

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2020 (the end of the period covered by this Annual Report).

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2020, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and financial officer concluded that our internal controls, as of December 31, 2020, were effective. BDO USA, LLP has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on Internal Control over Financial Reporting

We have audited Innovative Industrial Properties, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule, and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

February 25, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference. Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management, our equity compensation plans and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) and (2) Financial Statements and Schedule:

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.

(3) Exhibits

Exhibit Number	Description of Exhibit
1.1	Form of Equity Distribution Agreement, dated as of November 6, 2020, between Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and each sales agent.(1)
3.1

Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary Classifying Innovative Industrial Properties, Inc.’s 9.00% Series A Cumulative Redeemable Preferred Stock).(2)

3.2	Second Amended and Restated Bylaws of Innovative Industrial Properties, Inc.(3)
4.1	Form of Certificate for Common Stock.(4)
4.2

Indenture, dated as of February 21, 2019, among IIP Operating Partnership, LP, as issuer, Innovative Industrial Properties, Inc. and the subsidiaries of IIP Operating Partnership, LP, as guarantors, and GLAS Trust Company LLC, as trustee, including the Form of Note representing IIP Operating Partnership, LP’s 3.75% Exchangeable Senior Notes due 2024.(5)

4.3*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(6)
10.2+	2016 Omnibus Incentive Plan.(6)
10.3+	Form of Restricted Stock Award Agreement for Officers.(7)
10.4+	Form of Restricted Stock Award Agreement for Directors.(7)
10.5+	Form of Restricted Stock Unit Award Agreement.(8)
10.6+	Form of Performance Share Unit Award Agreement.(9)
10.7+	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(6)
10.8+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(10)
10.9+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(10)
10.10+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(10)
10.11+	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(11)
10.12+	Director Compensation Policy.(9)
10.13+	Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan.(12)
10.14	Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(13)
10.15	First Amendment dated November 13, 2018 to Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(14)
10.16	Second Amendment dated September 24, 2019 to Lease Agreement, dated as of May 31, 2018, between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(15)
10.17	Third Amendment dated February 24, 2020 to Lease Agreement dated May 31, 2018 between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(16)
10.18	Fourth Amendment dated December 11, 2020 to Lease Agreement dated May 31, 2018 between IIP-MA 1 LLC and PharmaCannis Massachusetts Inc.(17)
21.1*	List of Subsidiaries of Innovative Industrial Properties, Inc.
23.1*	Consent of BDO USA, LLP.

31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.

+Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 6, 2020.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2020.
(4)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.
(5)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 21, 2019.
(6)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(7)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(8)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2020.
(9)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2021.
(10)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(11)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(12)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2019.
(13)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 31, 2018.
(14)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2019.
(15)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on September 25, 2019.
(16)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 25, 2020.
(17)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on December 14, 2020.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

By:	/s/ Paul Smithers
Paul Smithers
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Catherine Hastings
Catherine Hastings
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Andy Bui
Andy Bui
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Dated February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan Gold	Executive Chairman	February 25, 2021
Alan Gold

/s/ Gary Kreitzer	Vice Chairman	February 25, 2021
Gary Kreitzer

/s/ Mary Curran	Director	February 25, 2021
Mary Curran

/s/ Paul Smithers	President, Chief Executive Officer and	February 25, 2021
Paul Smithers	Director

/s/ Scott Shoemaker	Director	February 25, 2021
Scott Shoemaker

/s/ David Stecher	Director	February 25, 2021
David Stecher

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Industrial Properties, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013)] issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Acquisitions - Fair Value of Assets Acquired

As described in Note 6 to the consolidated financial statements, the Company’s consolidated real estate property acquisitions totaled approximately $241.2 million for the year ended December 31, 2020. Certain of the 2020 acquisitions involved significant judgments in estimating the fair values of the assets acquired for which management may obtain assistance from third-party valuation specialists.

We identified the estimation of the fair values of the land acquired for certain of the 2020 property acquisitions as a critical audit matter due to the limited number of recent comparable transactions. Auditing these acquisitions involved a high degree of auditor judgment and subjectivity in performing procedures and evaluating the reasonableness of the key valuation inputs and assumptions relating to the fair value estimates for land, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of the key valuation inputs and assumptions used by the Company as compared to relevant market data.
●	Utilizing personnel with specialized knowledge and skill in valuation to assist in the evaluation of the assumptions and methodologies used, including the comparison to available market data, in the preparation of the fair value measurements for certain land acquired.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

San Diego, California

February 25, 2021

Innovative Industrial Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
Assets	2020	2019
Real estate, at cost:
Land	$75,660	$48,652
Buildings and improvements	644,932	382,035
Tenant improvements	339,647	87,344
Total real estate, at cost	1,060,239	518,031
Less accumulated depreciation	(40,195)	(12,170)
Net real estate held for investment	1,020,044	505,861
Cash and cash equivalents	126,006	82,244
Restricted cash	—	35,072
Investments	619,275	119,595
Right of use office lease asset	980	1,202
Other assets, net	1,776	1,883
Total assets	$1,768,081	$745,857
Liabilities and stockholders’ equity
Exchangeable senior notes, net	$136,693	$134,654
Tenant improvements and construction funding payable	36,500	24,968
Accounts payable and accrued expenses	4,641	3,417
Dividends payable	30,065	12,975
Office lease liability	1,057	1,202
Rent received in advance and tenant security deposits	34,153	20,631
Total liabilities	243,109	197,847
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at December 31, 2020 and 2019	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 23,936,928 and 12,637,043 shares issued and outstanding at December 31, 2020 and 2019, respectively	24	13
Additional paid-in capital	1,559,059	553,932
Dividends in excess of earnings	(48,120)	(19,944)
Total stockholders’ equity	1,524,972	548,010
Total liabilities and stockholders’ equity	$1,768,081	$745,857

See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental (including tenant reimbursements)	$116,896	$44,667	$14,787
Total revenues	116,896	44,667	14,787

Expenses:
Property expenses	4,952	1,315	445
General and administrative expense	14,182	9,818	6,375
Depreciation expense	28,025	8,599	2,629
Total expenses	47,159	19,732	9,449
Income from operations	69,737	24,935	5,338
Interest and other income	3,424	4,846	1,647
Interest expense	(7,431)	(6,306)	—
Net income	65,730	23,475	6,985
Preferred stock dividends	(1,352)	(1,352)	(1,352)
Net income attributable to common stockholders	$64,378	$22,123	$5,633
Net income attributable to common stockholders per share (Note 8):
Basic	$3.28	$2.06	$0.76
Diluted	$3.27	$2.03	$0.75
Weighted-average shares outstanding:
Basic	19,443,602	10,546,016	7,138,952
Diluted	19,557,619	10,684,068	7,285,801

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

				Additional	Dividends in	Total
	Series A	Shares of	Common	Paid-In-	Excess of	Stockholders'
	Preferred Stock	Common Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2017	$14,009	3,501,147	$4	$66,248	$(6,712)	$73,549
Net income	—	—	—	—	6,985	6,985
Net proceeds from sale of common stock	—	6,210,000	6	193,217	—	193,223
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(9,188)	(9,188)
Net issuance of unvested restricted stock	—	64,653	—	(390)	—	(390)
Stock based compensation	—	—	—	1,465	—	1,465
Balance, December 31, 2018	14,009	9,775,800	10	260,540	(10,267)	264,292
Net income	—	—	—	—	23,475	23,475
Equity component of exchangeable senior notes	—	—	—	5,569	—	5,569
Net proceeds from sale of common stock	—	2,825,500	3	286,267	—	286,270
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(31,800)	(31,800)
Net issuance of unvested restricted stock	—	35,743	—	(939)	—	(939)
Stock based compensation	—	—	—	2,495	—	2,495
Balance, December 31, 2019	14,009	12,637,043	13	553,932	(19,944)	548,010
Net income	—	—	—	—	65,730	65,730
Exchange of exchangeable senior notes	—	14	—	1	—	1
Net proceeds from sale of common stock	—	11,311,366	11	1,003,962	—	1,003,973
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(92,554)	(92,554)
Net issuance of unvested restricted stock	—	(11,495)	—	(2,166)	—	(2,166)
Stock-based compensation	—	—	—	3,330	—	3,330
Balance, December 31, 2020	$14,009	23,936,928	$24	$1,559,059	$(48,120)	$1,524,972

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$65,730	$23,475	$6,985
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	28,025	8,599	2,629
Other non-cash adjustments	162	—	—
Stock-based compensation	3,330	2,495	1,465
Amortization of discounts on short-term investments	(2,791)	(3,738)	(955)
Amortization of debt discounts and issuance costs	2,040	1,678	—
Changes in assets and liabilities
Other assets, net	(428)	(619)	(173)
Accounts payable and accrued expenses	1,224	1,427	886
Rent received in advance and tenant security deposits	13,522	11,617	4,856
Net cash provided by operating activities	110,814	44,934	15,693

Cash flows from investing activities
Purchases of investments in real estate	(240,509)	(259,889)	(57,474)
Reimbursements of tenant improvements and construction funding	(289,517)	(84,677)	(22,293)
Deposits in escrow for acquisitions	(200)	(650)	—
Purchases of short-term investments	(1,077,867)	(255,664)	(184,988)
Maturities of short-term investments	580,978	260,250	65,500
Net cash used in investing activities	(1,027,115)	(340,630)	(199,255)

Cash flows from financing activities
Issuance of common stock, net of offering costs	1,003,973	286,292	193,223
Net proceeds from issuance of exchangeable senior notes	—	138,545	—
Dividends paid to common stockholders	(75,464)	(22,584)	(6,642)
Dividends paid to preferred stockholders	(1,352)	(1,352)	(1,337)
Taxes paid related to net share settlement of equity awards	(2,166)	(939)	(390)
Net cash provided by financing activities	924,991	399,962	184,854
Net increase in cash, cash equivalents and restricted cash	8,690	104,266	1,292
Cash, cash equivalents and restricted cash, beginning of period	117,316	13,050	11,758
Cash, cash equivalents and restricted cash, end of period	$126,006	$117,316	$13,050

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,391	$3,055	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrual for reimbursements of tenant improvements and construction funding	$36,500	$24,968	$2,433
Deposits applied for acquisitions	650	—	—
Accrual for common and preferred stock dividends declared	30,065	12,975	3,759
Accrual for stock issuance costs	—	22	—
Operating lease liability for obtaining right of use asset	—	1,211	—

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to Consolidated Financial Statements

1. Organization

As used herein, the terms “we”, “us”, “our”, or the “Company” refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership”).

We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated medical-use cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance.

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

The Company considered the impact of COVID-19 on its assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations and financial position at December 31, 2020. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company. See Note 6 for further discussion.

Federal Income Taxes. We have operated our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. The income taxes recorded on our consolidated statement of operations represent amounts paid for city and state income and franchise taxes and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Acquisition of Real Estate Properties. Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs are capitalized as incurred since all of our acquisitions to date were recorded as asset acquisitions.

Depreciation. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the estimated useful lives. We periodically evaluate whether certain useful lives remain appropriate in accordance with authoritative guidance. During 2020, we completed a review of the estimated useful life of our buildings and improvements and extended the maximum useful life from 35 years to 40 years based on the condition of the buildings and the extent of the improvements. This was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2020. For the year ended December 31, 2020, depreciation expense was lower by approximately $1.4 million than it would have been had the useful life of these assets not been extended, with a diluted earnings per share impact of $0.08 per share. We depreciate tenant improvements at our buildings where we are considered the owner over the estimated useful lives of the improvements, not to exceed 40 years.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the years ended December 31, 2020, 2019 and 2018.

Revenue Recognition. Our leases are triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We anticipate that all leases will be accounted for as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of lease payments is not probable. Rental increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses are included in rental revenue in the period when such costs are reimbursed by the tenants. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

We record revenue for each of our properties on a cash basis due to the uncertain regulatory environment in the United States relating to the medical-use cannabis industry and the uncertainty of collectability of lease payments from each tenant due to its limited operating history.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2020 and 2019, $98.3 million and $60.1 million, respectively, were invested in short-term money market funds, obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to three months and certificates of deposit.

Restricted Cash. Restricted cash relates to cash held in escrow accounts for the reimbursement of tenant improvements for tenants in accordance with certain lease agreements. As of December 31, 2020, all of the cash held in the escrow accounts were disbursed in accordance with the lease agreements.

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

Deferred Financing Costs. The deferred financing costs that are included as a reduction in the principal amount of the Exchangeable Senior Notes on our consolidated balance sheets reflect issuance and other costs related to our Exchangeable Senior Notes. These costs are amortized as non-cash interest expense using the effective interest method over the life of the Exchangeable Senior Notes.

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

Lease Accounting. In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases - Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and was effective for the Company for its consolidated financial statements for the year ended December 31, 2019.

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

As lessee, we recognized a liability to account for our future obligations related to our corporate office lease, which has a remaining lease term of approximately 4.3 years and 5.3 years as of December 31, 2020 and 2019, respectively, excluding the extension option that we are not reasonably certain to exercise, and a corresponding right-of-use asset. The lease liability is measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the years ended December 31, 2020, 2019 and 2018, we recognized office lease expense of approximately $229,000, $82,000 and $83,000, respectively, which are included in general and administrative expense in our consolidated statements of income. For the years ended December 31, 2020, 2019 and 2018, amounts paid and classified as operating activities in our consolidated statements of cash flows for the office lease were approximately $172,000, $87,000 and $77,000, respectively.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Our leases continued to be classified as operating leases and we continue to record revenue for each of our properties on a cash basis. Our tenant reimbursable revenue and property expenses continue to be presented on a gross basis as rental revenue and as property expenses, respectively, on our consolidated statements of income. Property taxes paid directly by the lessee to a third party continue to be excluded from our consolidated financial statements. Internal leasing costs of approximately $122,000 capitalized during the year ended December 31, 2019 were written off and included in general and administrative expenses on our consolidated statement of income for the year ended December 31, 2019. These costs were capitalized in accordance with the lease accounting standards existing prior to January 1, 2019 and did not qualify for capitalization. The election of the practical expedients available for implementation under the standard permits us to continue to account for our leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases commencing or modified after January 1, 2019. As a result, there was no restatement of prior issued financial statements and, similarly, no cumulative effect adjustment to opening equity.

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

One of our leases that was entered into prior to 2019 provides the lessee with a purchase option to purchase the leased property at the end of the initial lease term in September 2034, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property at the greatest of (a) the fair value; (b) the value determined by dividing the then-current base rent by 8%; and (c) an amount equal to our gross investment in the property (including the purchase price at acquisition and any additional investment in the property made by us during the term of the lease), indexed to inflation. At December 31, 2020, our gross investment in the property with the purchase option was approximately $30.5 million. At December 31, 2020, the purchase option was not exercisable.

Our leases generally contain options to extend the lease terms at the prevailing market rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. These standards were effective for the Company on January 1, 2020 and did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings either at the date of adoption or in the first comparative period presented. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. This will reduce the issue discount and result in less non-cash interest expense in our consolidated financial statements. Additionally, ASU 2020-06 will result in the reporting of a diluted earnings per share, if the effect is dilutive, in our consolidated financial statements, regardless of our settlement intent.

Concentration of Credit Risk. As of December 31, 2020, we owned 66 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Virginia, and Washington. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. Three of our tenants, PharmaCann Inc. (“PharmaCann”) (at five of our properties), Ascend Wellness Holdings, LLC (“Ascend”) (at three of our properties), and Cresco Labs, LLC (“Cresco”) (at five of our properties), represented approximately 18%, 10%, and 10%, respectively, of our rental revenues (including tenant reimbursements) for the year ended December 31, 2020. Two of our tenants, PharmaCann (at five of our properties) and Ascend (at two of our properties), represented approximately 26% and 12%, respectively, of our rental revenues (including tenant reimbursements) for the year ended December 31, 2019. Four of our tenants, PharmaCann (at two of our properties), Holistic Industries, Inc. (“Holistic”) (at one property), Vireo Health, Inc. (“Vireo”) (at three properties), and The Pharm, LLC (“The Pharm”) (at one property), represented approximately 38%, 18%, 16% and 16%, respectively, of our rental revenues (including tenant reimbursements) for the year ended December 31, 2018.

At December 31, 2020, none of our properties individually represented more than 5% of our net real estate held for investment. At December 31, 2019, one of our properties in New York accounted for 6% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of December 31, 2020, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 23,936,928 shares of common stock issued and outstanding.

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

In September 2019, we entered into equity distribution agreements with three sales agents, pursuant to which we were able to offer and sell from time to time through an “at-the-market” offering program (the “Prior ATM Program”) up to $250.0 million in shares of our common stock. During the year ended December 31, 2020, we sold 1,499,382 shares of our common stock for net proceeds of approximately $138.4 million under the Prior ATM Program.

In November 2020, we terminated the Prior ATM Program and entered into new equity distribution agreements with six sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “New ATM Program”) up to $500.0 million in shares of our common stock. During the year ended December 31, 2020, we sold 1,762,500 shares of our common stock for net proceeds of approximately $262.9 million under the New ATM Program.

4. Preferred Stock

As of December 31, 2020, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the years ended December 31, 2020, 2019 and 2018:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 15, 2018	Common stock	$0.25	January 1, 2018 to March 31, 2018	April 16, 2018	$1,696
March 15, 2018	Series A preferred stock	$0.5625	January 15, 2018 to April 14, 2018	April 16, 2018	$338
June 15, 2018	Common stock	$0.25	April 1, 2018 to June 30, 2018	July 16, 2018	$1,696
June 15, 2018	Series A preferred stock	$0.5625	April 15, 2018 to July 14, 2018	July 16, 2018	$338
September 14, 2018	Common stock	$0.35	July 1, 2018 to September 30, 2018	October 15, 2018	$2,375
September 14, 2018	Series A preferred stock	$0.5625	July 15, 2018 to October 14, 2018	October 15, 2018	$338
December 14, 2018	Common stock	$0.35	October 1, 2018 to December 31, 2018	January 15, 2019	$3,421
December 14, 2018	Series A preferred stock	$0.5625	October 15, 2018 to January 14, 2019	January 15, 2019	$338
March 12, 2019	Common stock	$0.45	January 1, 2019 to March 31, 2019	April 15, 2019	$4,412
March 12, 2019	Series A preferred stock	$0.5625	January 15, 2019 to April 14, 2019	April 15, 2019	$338
June 14, 2019	Common stock	$0.60	April 1, 2019 to June 30, 2019	July 15, 2019	$5,885
June 14, 2019	Series A preferred stock	$0.5625	April 15, 2019 to July 14, 2019	July 15, 2019	$338
September 13, 2019	Common stock	$0.78	July 1, 2019 to September 30, 2019	October 15, 2019	$8,866
September 13, 2019	Series A preferred stock	$0.5625	July 15, 2019 to October 14, 2019	October 15, 2019	$338
December 10, 2019	Common stock	$1.00	October 1, 2019 to December 31, 2019	January 15, 2020	$12,637
December 10, 2019	Series A preferred stock	$0.5625	October 15, 2019 to January 14, 2020	January 15, 2020	$338
March 13, 2020	Common stock	$1.00	January 1, 2020 to March 31, 2020	April 15, 2020	$17,070
March 13, 2020	Series A preferred stock	$0.5625	January 15, 2020 to April 14, 2020	April 15, 2020	$338
June 15, 2020	Common stock	$1.06	April 1, 2020 to June 30, 2020	July 15, 2020	$19,770
June 15, 2020	Series A preferred stock	$0.5625	April 15, 2020 to July 14, 2020	July 15, 2020	$338
September 15, 2020	Common stock	$1.17	July 1, 2020 to September 30, 2020	October 15, 2020	$25,987
September 15, 2020	Series A preferred stock	$0.5625	July 15, 2020 to October 14, 2020	October 15, 2020	$338
December 14, 2020	Common stock	$1.24	October 1, 2020 to December 31, 2020	January 15, 2021	$29,727
December 14, 2020	Series A preferred stock	$0.5625	October 15, 2020 to January 14, 2021	January 15, 2021	$338

All dividends declared during the years ended December 31, 2020, 2019 and 2018 were characterized as ordinary income for federal income tax purposes, except for $1.02 of the common stock dividend with a record date of December 31, 2020, which is allocable to 2021 and for which the tax treatment has not been finalized. $0.49 of the common stock dividend with a record date of December 31, 2019 was allocated to 2020, approximately $0.15 of the common stock dividend with a record date of December 31, 2018 was allocated to 2019 and all of the common stock dividend with a record date of December 29, 2017 were allocated to 2018.

6. Investments in Real Estate

The Company acquired the following properties during the year ended December 31, 2020 (dollars in thousands):

			Rentable	Initial
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Green Leaf VA	Virginia	January 15, 2020	82,000	$11,740	$73	$11,813	(2)
Cresco OH	Ohio	January 24, 2020	50,000	10,600	12	10,612	(3)
GTI OH	Ohio	January 31, 2020	101,000	2,900	27	2,927	(4)
LivWell CO Retail Portfolio	Colorado	Various	8,000	3,300	27	3,327	(5)
GTI IL	Illinois	March 6, 2020	231,000	9,000	23	9,023	(6)
Parallel FL Wimauma	Florida	March 11, 2020	373,000	35,300	26	35,326	(7)
Ascend MA	Massachusetts	April 2, 2020	199,000	26,750	20	26,770	(8)
Cresco MI	Michigan	April 22, 2020	115,000	5,000	16	5,016	(9)
Kings Garden CA	California	May 12, 2020	70,000	17,500	12	17,512
Holistic PA	Pennsylvania	June 10, 2020	108,000	8,870	12	8,882	(10)
Cresco MA	Massachusetts	June 30, 2020	118,000	7,750	19	7,769	(11)
Curaleaf NJ	New Jersey	July 13, 2020	111,000	5,500	59	5,559	(12)
Columbia Care NJ Portfolio	New Jersey	July 16, 2020	54,000	12,385	55	12,440	(13)
Holistic MI	Michigan	September 1, 2020	63,000	6,200	11	6,211	(14)
Parallel FL Lakeland	Florida	September 18, 2020	220,000	19,550	7	19,557	(15)
Kings Garden CA	California	November 16, 2020	192,000	25,375	20	25,395	(16)
4Front WA	Washington	December 17, 2020	114,000	17,500	10	17,510
4Front MA	Massachusetts	December 17, 2020	67,000	15,500	10	15,510
Total			2,276,000	$240,720	$439	$241,159	(17)
(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	We agreed to provide reimbursement to the tenant for development at the property of up to approximately $8.0 million, all of which we incurred and funded as of December 31, 2020.
(3)	The tenant is expected to complete redevelopment of the property for which we initially agreed to provide reimbursement of up to approximately $1.9 million. In June 2020, we amended the lease, which increased the tenant improvement allowance by $1.0 million to a total of approximately $2.9 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $13.5 million. As of December 31, 2020, we incurred approximately $561,000 of the redevelopment costs, of which none was funded.
(4)	The tenant is expected to complete redevelopment of the property for which we initially agreed to provide reimbursement of up to $4.3 million. In October 2020, we amended this lease to increase the tenant improvement allowance by $25.0 million to a total of $29.3 million. As of December 31, 2020, we incurred approximately $7.6 million of the redevelopment costs, of which we funded approximately $6.7 million.
(5)	The portfolio consists of two retail properties, with one property closing on February 19, 2020 and one property closing on February 21, 2020. The tenant is expected to complete tenant improvements at one of the properties, for which we agreed to provide reimbursement of up to $850,000. As of December 31, 2020, we incurred and funded approximately $49,000 of the redevelopment costs.
(6)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $41.0 million. As of December 31, 2020, we incurred approximately $29.9 million of the redevelopment costs, of which we funded approximately $26.8 million.
(7)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $8.2 million. As of December 31, 2020, we incurred approximately $4.3 million of the redevelopment costs, of which we funded approximately $3.3 million.
(8)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to approximately $22.3 million. As of December 31, 2020, we incurred approximately $8.7 million of the redevelopment costs, of which we funded approximately $7.0 million.
(9)	The tenant is expected to complete redevelopment of the property for which we initially agreed to provide reimbursement of up to $11.0 million. In June 2020, we amended the lease, which increased the tenant improvement allowance by $16.0 million to a total of $27.0 million. As of December 31, 2020, we incurred approximately $10.2 million of the redevelopment costs, of which we funded approximately $5.5 million.
(10)	The tenant is expected to complete redevelopment of the property for which we initially agreed to provide reimbursement of up to approximately $6.4 million. In December 2020, we amended the lease, which increased tenant improvement allowance by $4.0 million to a total of approximately $10.4 million. As of December 31, 2020, we incurred approximately $7.3 million of the redevelopment costs, of which we funded approximately $6.1 million.
(11)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $21.0 million. As of December 31, 2020, we incurred approximately $3.1 million of the redevelopment costs, of which we funded approximately $1.2 million.
(12)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $29.5 million. As of December 31, 2020, we incurred approximately $20.9 million of the redevelopment costs, of which we funded approximately $13.4 million.
(13)	Portfolio consists of two properties. The tenant is expected to complete redevelopment of one of the properties for which we agreed to provide reimbursement of up to $1.6 million. As of December 31, 2020, we incurred approximately $1.1 million of the redevelopment costs, of which we funded approximately $648,000.
(14)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $18.8 million. As of December 31, 2020, we incurred approximately $4.4 million of the redevelopment costs, of which we funded approximately $1.7 million.

(15)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to approximately $36.9 million. As of December 31, 2020, we incurred approximately $2.7 million of the redevelopment costs, of which we funded approximately $2.2 million.
(16)	The tenant is expected to complete redevelopment of the property for which we agreed to provide reimbursement of up to $25.0 million. As of December 31, 2020, we had not incurred any of the redevelopment costs.
(17)	Approximately $27.0 million was allocated to land and approximately $214.2 million was allocated to buildings and improvements.

Lease Amendments

In January 2020, we amended our lease with GPI which, among other things, canceled the remaining tenant improvement allowance of approximately $15.2 million and adjusted the corresponding base rent. As of December 31, 2020, our total investment in the property was approximately $15.8 million.

In January 2020, we amended our lease with a subsidiary of Vireo at one of our Pennsylvania properties, making available an additional $4.5 million in funding for tenant improvements at the property. In April 2020, we amended the lease to decrease the funding for tenant improvements at the property by $300,000. In August 2020, Vireo transferred its ownership interest in the subsidiary tenant at the property to Jushi Holdings Inc., and we amended the lease to increase the funding for tenant improvements at the property by $2.0 million. As a result, the total tenant improvement allowance for the property is approximately $10.0 million, and assuming full payment of the allowance, our total investment in the property will be $15.8 million. As of December 31, 2020, we incurred approximately $8.7 million of the redevelopment costs, of which we funded approximately $7.6 million.

In January 2020, we amended our lease with a subsidiary of The Pharm at one of our Arizona properties, making available an additional $2.0 million in funding for tenant improvements at the property, and making the total tenant improvement allowance $5.0 million. As of December 31, 2020, we incurred and funded the full amount of the redevelopment costs, making our total investment in the property $20.0 million.

In January 2020, we amended our lease with the tenant of our Sacramento, California property, making available an additional approximately $1.3 million in funding for tenant improvements at the property, and making the total tenant improvement allowance approximately $6.0 million. As of December 31, 2020, we incurred and funded the full amount of the redevelopment costs, making our total investment in the property approximately $12.7 million.

In February 2020, we amended our lease with a subsidiary of Maitri Medicinals, LLC (“Maitri”) at one of our Pennsylvania properties, making available an additional $6.0 million in funding for tenant improvements at the property, and making the total tenant improvement allowance $16.0 million. As of December 31, 2020, we incurred $16.0 million of the redevelopment costs, of which we funded approximately $15.2 million.

In February 2020, we amended our lease and development agreement with a subsidiary of PharmaCann at one of our Massachusetts properties, making available an additional $4.0 million in construction funding at the property, with the total construction funding being $27.5 million. We also canceled the optional commitment to provide construction funding of $4.0 million for PharmaCann at one of our Pennsylvania properties. As of December 31, 2020, we incurred and funded the full amount of the construction funding, making our total investment in the Massachusetts property was $30.5 million.

In March 2020, we amended our lease with a subsidiary of Holistic at our Maryland property, making available a $5.5 million tenant improvement allowance at the property. Assuming full payment of the funding, our total investment in the property will be $22.4 million. As of December 31, 2020, we incurred $5.5 million of the redevelopment costs, of which we funded approximately $4.8 million.

In April 2020, we amended our leases with two subsidiaries of Vireo for one of our properties in New York and our property in Minnesota, making available an additional approximately $1.4 million in funding for tenant improvements at the properties in the aggregate, and making the total tenant improvement allowances approximately $10.1 million in the aggregate. Assuming full payment of the funding, our total investment in the property in New York will be approximately $6.8 million and our total investment in the property in Minnesota will be approximately $9.7 million. As of December 31, 2020, we incurred approximately $10.1 million of the tenant improvement allowances in the aggregate, of which we funded approximately $10.0 million.

In response to the coronavirus pandemic and associated severe economic disruption, in April 2020, we amended leases at certain of our properties to provide for temporary base rent and property management fee deferrals through June 30, 2020. Each of the tenants remained responsible for the payment of all other costs under the applicable lease during the deferral period.

●	We amended each of our leases with GPI in Michigan to apply a part of GPI’s security deposit at each property for payment of the April 2020 base rent and property management fee, defer the base rent and property management fee for May and June 2020, and amortize the replenishment of the security deposit and payment of the base rent and property management fee deferral over an 18 month period commencing on July 1, 2020.
●	We amended our lease with Maitri in Pennsylvania to apply a part of Maitri’s security deposit for payment of the April 2020 base rent and property management fee, defer the base rent and property management fee for May and June 2020, and amortize the replenishment of the security deposit and the base rent and property management fee deferral over an 18 month period commencing on July 1, 2020.
●	We amended each of our leases with affiliates of Medical Investor Holdings LLC (“Vertical”) in southern California to apply a part of Vertical’s security deposit at each property for a partial payment of the March 2020 base rent and property management fee and payment in full of the April 2020 base rent and property management fee, defer the base rent and property management fee for May and June 2020, and amortize the replenishment of the security deposit and payment of the base rent and property management fee deferral over an 18 month period commencing on July 1, 2020.

Pursuant to these amendments, (1) a total of approximately $940,000 of security deposits were applied to the payment of base rent, property management fees and associated lease penalties for March and April 2020, including approximately $185,000 related to the partial payment of base rent and property management fees by Vertical for March 2020; (2) a total of approximately $743,000 in base rent and property management fees were deferred for May 2020; (3) a total of approximately $781,000 in base rent and property management fees were deferred for June 2020; and (4) a total of approximately $52,000 per month in replenishment of security deposits and approximately $85,000 per month in repayments of base rent and property management fee deferrals are required to be paid each month over an 18 month period commencing on July 1, 2020. Vertical made partial payments of contractual rent due for November and December 2020 and approximately $424,000 of security deposits were applied to the payment of rent and associated lease penalties.

In June 2020, we amended our lease and development agreement with a subsidiary of PharmaCann at one of our Illinois properties, making available an additional $3.0 million in construction funding at the property, and making the total available construction funding $10.0 million. As of December 31, 2020, we incurred approximately $9.5 million of the redevelopment costs, of which we funded approximately $9.4 million.

In June 2020, we amended our lease with a subsidiary of Green Leaf Medical, LLC at one of our Pennsylvania properties, making available $30.0 million in funding for tenant improvements at the property. Assuming full payment of the tenant improvement allowance, our total investment in the property will be $43.0 million. As of December 31, 2020, we incurred approximately $828,000 of the redevelopment costs, of which we funded approximately $592,000.

In August 2020, we amended our lease with a subsidiary of GR Companies, Inc. (“Grassroots”) at one of our Pennsylvania properties, making available an additional approximately $1.5 million in funding for tenant improvements at the property, and making the total tenant improvement allowance approximately $12.4 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $26.6 million. As of December 31, 2020, we incurred approximately $12.0 million of the redevelopment costs, of which we funded approximately $11.5 million. Grassroots was acquired by Curaleaf Holdings, Inc. in 2020.

In August 2020, we amended our lease with a subsidiary of Grassroots at one of our Illinois properties, making available an additional $844,000 in funding for tenant improvements at the property, and making the total tenant improvement allowance at the property approximately $18.6 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $29.1 million. As of December 31, 2020, we incurred approximately $13.9 million of the redevelopment costs, of which we funded approximately $12.8 million.

In August 2020, we amended our lease with a subsidiary of Ascend at one of our Illinois properties, making available an additional $18.0 million in funding for tenant improvements at the property, and making the total tenant improvement allowance at the property $32.0 million. Assuming full payment of the additional funding, our total investment in the property will be $51.0 million. As of December 31, 2020, we incurred approximately $25.1 million of the redevelopment costs, of which we funded approximately $22.9 million.

In October 2020, we amended our lease with a subsidiary of GTI at one of our Ohio properties, making available an additional $25.0 million in funding for tenant improvements at the property, and making the total tenant improvement allowance $29.3 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be $32.2 million. As of December 31, 2020, we incurred approximately $7.6 million of the redevelopment costs, of which we funded approximately $6.7 million.

In October 2020, we amended our lease with GPI at one of our Michigan retail properties, making available an additional $525,000 in funding for tenant improvements at the property, and making the total tenant improvement allowance approximately $1.8 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $3.4 million. As of December 31, 2020, we incurred approximately $1.8 million of the redevelopment costs, of which we funded approximately $1.7 million.

In November 2020, we amended our lease and development agreement with PharmaCann at one of our Pennsylvania properties, making available an additional $2.0 million in construction funding at the property, and making the total construction funding approximately $27.1 million. Assuming full payment of the construction funding, our total investment in the property will be $28.0 million. As of December 31, 2020, we incurred approximately $26.4 million of the redevelopment costs, of which we funded approximately $24.8 million.

In December 2020, we amended our lease and entered into a development agreement with PharmaCann at one of our New York properties, making available $31.0 million in construction funding at the property. Assuming full payment of the construction funding, our total investment in the property will be $61.0 million. As of December 31, 2020, we incurred approximately $70,000 of the construction costs, of which none was funded.

In December 2020, we amended our lease with Holistic at one of our Pennsylvania properties, making available an additional $4.0 million in funding for tenant improvements at the property, and making the total tenant improvement allowance approximately $10.4 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $19.3 million. As of December 31, 2020, we incurred approximately $7.3 million of the redevelopment costs, of which we funded approximately $6.1 million.

In December 2020, we amended our lease with Holistic at one of our Massachusetts properties, making available an additional $3.0 million in funding for tenant improvements at the property, and making the total tenant improvement allowance $5.0 million. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $17.8 million. As of December 31, 2020, we incurred approximately $2.1 million of the redevelopment costs, of which we funded $2.0 million.

Including all of our properties, during the year ended December 31, 2020, we capitalized costs of approximately $301.0 million and funded approximately $289.5 million relating to tenant improvements and construction activities at our properties.

The properties acquired during 2020 generated approximately $27.2 million of rental revenue (including tenant reimbursements) and approximately $20.7 million of net operating income after deducting property and depreciation expenses for the year ended December 31, 2020. The properties acquired during 2019 generated approximately $16.3 million of rental revenue (including tenant reimbursements) and approximately $12.5 million net operating income after deducting property and depreciation expenses for the year ended December 31, 2019.

Future contractual minimum rent (including base rent, supplemental base rent (with respect to our lease with PharmaCann at one of our New York properties) and property management fees) under the operating leases as of December 31, 2020 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2021	$174,805
2022	182,348
2023	187,798
2024	193,418
2025	199,309
Thereafter	2,836,452
Total	$3,774,130

7. Exchangeable Senior Notes

In February 2019, our Operating Partnership issued $143.75 million of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”) in a private offering, including the exercise in full of the initial purchasers’ option to purchase additional Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at December 31, 2020 was 15.01810 shares of our common stock per $1,000 principal amount of Exchangeable Senior Notes and the exchange price at December 31, 2020 was approximately $66.59 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances.

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

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	December 31,	December 31,
	2020	2019
Cash coupon	$5,391	$4,628
Amortization of debt discount	1,093	898
Amortization of issuance cost	947	780
Total interest expense	$7,431	$6,306

The following table details the carrying value of our Exchangeable Senior Notes on our consolidated balance sheets (in thousands):

	December 31, 2020	December 31, 2019
Principal amount	$143,749	$143,750
Unamortized discount	(3,785)	(4,878)
Unamortized issuance costs	(3,271)	(4,218)
Carrying value	$136,693	$134,654

Accrued interest payable for the Exchangeable Senior Notes was approximately $1.6 million as of both December 31, 2020 and 2019, and is included in accounts payable and accrued expenses on our consolidated balance sheets.

8. Net Income Per Share

Grants of restricted stock and restricted stock units (“RSUs”) of the Company in share-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per share under the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Earnings per basic share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends and dividend equivalents accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Earnings per basic share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.

Through December 31, 2020, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share. As a result, distributions to participating securities have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. We have considered the dilutive effect of the 2,158,837 and 2,100,307 potentially issuable shares necessary to settle the Exchangeable Senior Notes on the if exchanged method basis for the years ended December 31, 2020 and 2019, respectively, and as this effect was anti-dilutive, these shares necessary to settle the Exchangeable Senior Notes were excluded from diluted earnings per share.

Computations of net income per basic and diluted share were as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2020	2019	2018
Net income	$65,730	$23,475	$6,985
Preferred stock dividends	(1,352)	(1,352)	(1,352)
Distribution to participating securities	(509)	(396)	(178)
Net income attributable to common stockholders used to compute net income per share	$63,869	$21,727	$5,455
Weighted-average common shares outstanding:
Basic	19,443,602	10,546,016	7,138,952
Diluted	19,557,619	10,684,068	7,285,801
Net income attributable to common stockholders per share:
Basic	$3.28	$2.06	$0.76
Diluted	$3.27	$2.03	$0.75

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

The following table presents the carrying value in the consolidated financial statements and approximate fair value of financial instruments at December 31, 2020 and 2019:

	At December 31, 2020		At December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$619,275	$619,270	$119,595	$119,673
Exchangeable Senior Notes(2)	$136,693	$397,663	$134,654	$185,558
(1)	Investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes were trading in the private market as of December 31, 2020.

As of December 31, 2020 and 2019, cash equivalent instruments consisted of approximately $98.3 million and $60.1 million, respectively, in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their fair values due to the short-term maturities and market rates of interest of these instruments.

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

10. Common Stock Incentive Plan

Our board of directors adopted our 2016 Omnibus Incentive Plan (the “2016 Plan”), to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. Any equity awards that lapse, expire, terminate, are canceled or are forfeited (including forfeitures in connection with satisfaction of tax withholding obligations of the recipient) are recredited to the 2016 Plan’s reserve for future issuance. The 2016 Plan has a term of ten years until December 5, 2026.

A summary of the restricted stock activity under the 2016 Plan and related information for the years ended December 31, 2020, 2019 and 2018 is included in the table below:

		Weighted-
	Restricted	Average Grant Date
	Shares	Fair Value
Nonvested balance at December 31, 2017	106,839	$18.01
Granted	76,732	$29.72
Vested	(24,133)	$18.45
Forfeited(1)	(12,079)	$18.67
Nonvested balance at December 31, 2018	147,359	$23.98
Granted	56,460	$55.82
Vested	(43,556)	$25.82
Forfeited(1)	(20,717)	$18.98
Nonvested balance at December 31, 2019	139,546	$37.03
Granted	17,057	$75.96
Vested	(51,705)	$40.07
Forfeited(1)	(28,552)	$19.72
Nonvested balance at December 31, 2020	76,346	$50.14
(1)	All of these shares were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $1.8 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 1.4 years as of December 31, 2020. The fair value of restricted stock that vested in 2020, 2019 and 2018 was approximately $6.0 million, $3.2 million and $1.2 million, respectively.

A summary of the RSU activity under the 2016 Plan and related information for the year ended December 31, 2020 is included in the table below. There was no RSU activity for the years ended December 31, 2019 and 2018. RSUs have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-
	Unvested	Average Grant Date
	RSUs	Fair Value
Balance at December 31, 2019	—	$—
Granted	36,687	$76.06
Balance at December 31, 2020	36,687	$76.06

The remaining unrecognized compensation cost of approximately $1.8 million for RSU awards is expected to be recognized over an amortization period of approximately 1.9 years as of December 31, 2020.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in our consolidated balance sheet as of December 31, 2020 is presented in the table below (in thousands):

Year	Amount
2021	$235
2022	242
2023	249
2024	256
2025	88
Thereafter	—
Total future contractual lease payments	1,070
Effect of discounting	(13)
Office lease liability	$1,057

Tenant Improvement Allowances. As of December 31, 2020, we had approximately $250.7 million of commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Funding. As of December 31, 2020, we had approximately $624,000 of commitments relating to construction funding for the development of a property in Pennsylvania, which we funded in full in February 2021.

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

Deferred Compensation Plan. In November 2019, we adopted the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Plan”), which allows a select group of management and our non-employee directors to defer receipt of their compensation, including up to 80% of base salary, 100% of bonus, 100% of director fees and 100% of restricted equity awards. The Plan assets are held in a rabbi trust which is consolidated and included in the consolidated financial statements.

12. Related Party Transactions

Private Airplane Reimbursement. Alan Gold, our executive chairman, utilizes a private airplane from time to time exclusively for company business travel purposes, which airplane is owned by an entity controlled by Mr. Gold. We reimburse Mr. Gold for the company-related use of the airplane by Mr. Gold and our other executives, including out-of-pocket operating costs, on terms we believe are comparable to those we could secure from an independent third party. As approved by our audit committee, for the years ended December 31, 2020, 2019 and 2018, we paid approximately $309,000, $308,000 and $202,000, respectively, to Mr. Gold on account of such expenses.

13. Subsequent Events

Subsequent to December 31, 2020, the Company acquired the following properties, including commitments to fund tenant improvements and construction, and made the following additional funds available to tenants for improvements at the Company’s existing properties (dollars in thousands):

			Rentable	Initial	Tenant
			Square	Purchase	Improvement
Property	Market	Closing Date	Feet (1)	Price	Commitments	Total (2)
Holistic CA	California	January 7, 2021	N/A	$ N/A	$11,000	$11,000	(3)
Harvest FL	Florida	January 22, 2021	295,000	23,800	10,750	34,550	(4)
Kings Garden CA	California	February 5, 2021	180,000	1,350	51,375	52,725	(5)
LivWell MI	Michigan	February 16, 2021	N/A	N/A	6,895	6,895	(6)
Total			475,000	$25,150	$80,020	$105,170
(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	Excludes transaction costs.
(3)	The amount relates to the tenant improvement allowance provided in connection with a new lease executed at one of our California properties located in Los Angeles, the prior tenant of which was under receivership. Assuming full payment of the tenant improvement allowance, our total investment in the property will be approximately $24.0 million. As of February 24, 2021, we had not funded any of the tenant improvement allowance.
(4)	The tenant is expected to complete tenant improvements at the property, for which we agreed to provide reimbursement of up to approximately $10.8 million. As of February 24, 2021, we had not funded any of the tenant improvement allowance.
(5)	The amounts relate to the acquisition of additional land adjacent to an existing property and a lease amendment which provided a tenant improvement allowance and resulted in a corresponding adjustment to base rent for lease at the property. The tenant is expected to complete construction of two new buildings on the property comprising approximately 180,000 square feet in the aggregate, for which we agreed to provide reimbursement of up to approximately $51.4 million. As of February 24, 2021, we had not funded any of the tenant improvement allowance.
(6)	The amount relates to a lease amendment which increased the tenant improvement allowance under a lease at one of our Michigan properties by approximately $6.9 million to a total of approximately $29.9 million, and also resulted in a corresponding adjustment to the base rent for the lease at the property. As of February 24, 2021, we had funded approximately $29.8 million of the tenant improvement allowance.

Rent Collections Update (as of February 24, 2021)

We collected 100% of contractual rent due for the three months ended December 31, 2020 and 100% of contractual rent due for the months of January and February 2021 across our total portfolio, other than:

●	The tenant at our Los Angeles, California property that was in receivership until we signed a new lease with Holistic for the entire property on January 7, 2021; and
●	Vertical, the tenant at certain properties in southern California, which made partial payments of contractual rent due during these time periods. The properties that Vertical occupies represented less than one percent of our total gross assets at December 31, 2020.

We have not provided deferrals of any rent obligations to any tenant since July 1, 2020.

14. Quarterly Financial Information (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2020 and 2019 (in thousands, except share and per share data) was as follows.

	Three Months Ended(1)
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

Revenues:
Rental (including tenant reimbursements)	$37,093	$34,327	$24,346	$21,130
Total revenues	37,093	34,327	24,346	21,130
Expenses:
Property expenses	1,019	2,919	414	600
General and administrative expense	4,487	3,339	3,010	3,346
Depreciation expense	8,726	7,646	6,746	4,907
Total expenses	14,232	13,904	10,170	8,853
Income from operations	22,861	20,423	14,176	12,277
Interest and other income	338	653	989	1,444
Interest expense	(1,866)	(1,861)	(1,855)	(1,849)
Net income	21,333	19,215	13,310	11,872
Preferred stock dividends	(338)	(338)	(338)	(338)
Net income attributable to common stockholders	$20,995	$18,877	$12,972	$11,534
Net income attributable to common stockholders per share:
Basic	$0.91	$0.87	$0.73	$0.72
Diluted	$0.91	$0.86	$0.73	$0.72
Weighted-average shares outstanding:
Basic	22,804,185	21,594,637	17,530,721	15,784,296
Diluted(2)	25,077,099	21,708,725	17,644,829	15,898,091

	Three Months Ended(1)
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues:
Rental (including tenant reimbursements)	$17,672	$11,555	$8,617	$6,823
Total revenues	17,672	11,555	8,617	6,823
Expenses:
Property expenses	374	357	337	247
General and administrative expense	3,151	2,156	2,593	1,918
Depreciation expense	3,545	2,221	1,615	1,218
Total expenses	7,070	4,734	4,545	3,383
Income from operations	10,602	6,821	4,072	3,440
Interest and other income	1,144	1,537	1,172	993
Interest expense	(1,844)	(1,838)	(1,832)	(792)
Net income	9,902	6,520	3,412	3,641
Preferred stock dividends	(338)	(338)	(338)	(338)
Net income attributable to common stockholders	$9,564	$6,182	$3,074	$3,303
Net income attributable to common stockholders per share:
Basic	$0.79	$0.56	$0.31	$0.34
Diluted	$0.78	$0.55	$0.30	$0.33
Weighted-average shares outstanding:
Basic	11,905,021	10,918,477	9,667,079	9,664,775
Diluted	12,044,602	11,057,697	9,807,503	9,797,676
(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
(2)	For the three months ended December 31, 2020, net income attributable to common stockholders per diluted share included 2,158,837 potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period. This adjustment applied only for the three months ended December 31, 2020. The Exchangeable Senior Notes were anti-dilutive for purposes of calculating net income attributable to common stockholders per diluted share for all other periods presented.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2020

(In thousands)

			Initial Costs			Total Costs
					Costs
					Capitalized
		Year		Building and	Subsequent to		Building and		Accumulated	Net Cost
Property	State	Built/Renovated	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Basis	Year Acquired
Pharm AZ	Arizona	1995/2017	$398	$14,629	$5,003	$398	$19,632	$20,030	$(2,136)	$17,894	2017
Pharm AZ Retail	Arizona	2019	1,216	811	501	1,216	1,312	2,528	(68)	2,460	2019
Sacramento CA	California	1990/2019	1,376	5,321	6,033	1,376	11,354	12,730	(616)	12,114	2019
Kings Garden CA Portfolio	California	Various(1)(8)	8,994	61,062	—	8,994	61,062	70,056	(1,584)	68,472	2019/2020
Esperanza CA	California	1926/1976	1,713	11,307	—	1,713	11,307	13,020	(424)	12,596	2019
Vertical CA Portfolio	California	Various(2)	3,393	13,939	—	3,393	13,939	17,332	(519)	16,813	2019
Columbia Care CO	Colorado	1978/2018	2,101	9,176	—	2,101	9,176	11,277	(754)	10,523	2018
LivWell CO Retail Portfolio	Colorado	Various(3)	546	2,781	51	546	2,832	3,378	(63)	3,315	2020
Trulieve FL	Florida	2019	274	16,729	—	274	16,729	17,003	(636)	16,367	2019
Parallel FL Portfolio	Florida	Various(4)	3,258	51,625	6,893	3,258	58,518	61,776	(1,020)	60,756	2020
Ascend IL	Illinois	2015(8)	563	18,457	24,943	563	43,400	43,963	(2,318)	41,645	2018
Cresco IL Portfolio	Illinois	Various(5)(8)	3,215	29,602	13,596	3,215	43,198	46,413	(1,965)	44,448	2019
Curaleaf IL	Illinois	1984(8)	350	10,191	13,866	350	24,057	24,407	(1,022)	23,385	2019
PharmaCann IL	Illinois	1992/2020	201	17,807	9,540	201	27,347	27,548	(985)	26,563	2019
GTI IL	Illinois	2015(8)	739	8,284	29,871	739	38,155	38,894	(711)	38,183	2020
Holistic MD	Maryland	2017	2,785	8,410	11,405	2,785	19,815	22,600	(2,187)	20,413	2017
PharmaCann MA	Massachusetts	2019	3,030	—	27,512	3,030	27,512	30,542	(1,119)	29,423	2018
Holistic MA	Massachusetts	1980/2018	1,059	11,717	2,036	1,059	13,753	14,812	(887)	13,925	2018
Trulieve MA	Massachusetts	1890(8)	694	2,831	40,029	694	42,860	43,554	(2,309)	41,245	2019
Ascend MA	Massachusetts	1938(8)	2,202	24,568	8,598	2,202	33,166	35,368	(569)	34,799	2020
Cresco MA	Massachusetts	1880(8)	650	7,119	3,144	650	10,263	10,913	(102)	10,811	2020
4Front MA	Massachusetts	1991/2019	2,316	13,194	—	2,316	13,194	15,510	(15)	15,495	2020
Green Peak MI	Michigan	2018	1,933	3,559	10,300	1,933	13,859	15,792	(1,068)	14,724	2018
Emerald Growth MI	Michigan	1960/2020	389	6,489	3,139	389	9,628	10,017	(492)	9,525	2019
Ascend MI	Michigan	1929(8)	409	4,360	14,882	409	19,242	19,651	(584)	19,067	2019
LivWell MI	Michigan	1940/2020	1,237	17,791	22,912	1,237	40,703	41,940	(1,968)	39,972	2019
Green Peak MI Retail Portfolio	Michigan	Various(6)	2,562	7,512	1,755	2,562	9,267	11,829	(403)	11,426	2019
Cresco MI	Michigan	1930(8)	1,385	3,631	10,179	1,385	13,810	15,195	(105)	15,090	2020
Holistic MI	Michigan	(8)	6,211	—	4,397	6,211	4,397	10,608	(13)	10,595	2020
Vireo MN	Minnesota	2015/2017	427	2,644	6,617	427	9,261	9,688	(776)	8,912	2017
MJardin NV	Nevada	1984/2020	1,088	2,768	5,770	1,088	8,538	9,626	(476)	9,150	2019
Curaleaf NJ	New Jersey	1964(8)	702	4,857	20,955	702	25,812	26,514	(288)	26,226	2020
Columbia Care NJ Portfolio	New Jersey	Various(7)(8)	466	11,974	1,090	466	13,064	13,530	(169)	13,361	2020
PharmaCann NY	New York	2016	7,600	22,475	70	7,600	22,545	30,145	(2,509)	27,636	2016
Vireo NY	New York	1970/2015	303	3,157	3,327	303	6,484	6,787	(631)	6,156	2017
Curaleaf ND	North Dakota	2018/2020	191	9,743	2,271	191	12,014	12,205	(407)	11,798	2019
PharmaCann OH	Ohio	2019	712	—	19,310	712	19,310	20,022	(685)	19,337	2019
Vireo OH	Ohio	1986/2020	22	1,014	2,501	22	3,515	3,537	(295)	3,242	2019
Cresco OH	Ohio	2018/2020	235	10,377	568	235	10,945	11,180	(250)	10,930	2020
GTI OH	Ohio	1937/2020	239	2,688	7,542	239	10,230	10,469	(306)	10,163	2020
Jushi PA	Pennsylvania	1959/2020	275	5,603	8,570	275	14,173	14,448	(1,052)	13,396	2018
Maitri PA	Pennsylvania	1970/2019	233	6,249	15,887	233	22,136	22,369	(913)	21,456	2019
Green Leaf PA	Pennsylvania	1988/2020	1,353	11,854	833	1,353	12,687	14,040	(646)	13,394	2019
PharmaCann PA	Pennsylvania	(8)	954	—	26,467	954	26,467	27,421	(337)	27,084	2019
GTI PA	Pennsylvania	1927/2017	1,435	19,098	19,302	1,435	38,400	39,835	(1,815)	38,020	2019
Curaleaf PA	Pennsylvania	1980/2019	1,228	13,080	12,045	1,228	25,125	26,353	(1,013)	25,340	2019
Holistic PA	Pennsylvania	1930/2020	941	7,941	7,242	941	15,183	16,124	(227)	15,897	2020
Green Leaf VA	Virginia	2019/2020	231	11,582	7,937	231	19,519	19,750	(738)	19,012	2020

4Front WA	Washington	1997/2015	1,826	15,684	—	1,826	15,684	17,510	(20)	17,490	2020
Total			$75,660	$545,690	$438,889	$75,660	$984,579	$1,060,239	$(40,195)	$1,020,044
(1)	Portfolio consists of six properties constructed and renovated between 1980 and 2019.
(2)	Portfolio consists of four properties constructed and renovated between 1964 and 2020.
(3)	Portfolio consists of two properties constructed in 1998 and 2019.
(4)	Portfolio consists of two properties constructed in 1982 and 1994. Both properties were renovated in 2020.
(5)	Portfolio consists of two properties constructed in 2015 and 2016. Both properties were renovated in 2016.
(6)	Portfolio consists of six properties constructed and renovated between 1957 and 2019.
(7)	Portfolio consists of two properties constructed between 1962 and 1974. Both properties were renovated in 2020.
(8)	As of December 31, 2020, all or a portion of the property was under active development or redevelopment.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Investment in real estate, at cost:
Balance at beginning of year	$518,031	$150,930	$68,730
Purchases of investments in real estate	241,159	259,889	57,474
Additions and improvements	301,049	107,212	24,726
Balance at end of year	$1,060,239	$518,031	$150,930
Accumulated Depreciation:
Balance at beginning of year	$(12,170)	$(3,571)	$(942)
Depreciation expense	(28,025)	(8,599)	(2,629)
Balance at end of year	$(40,195)	$(12,170)	$(3,571)