Form 10-Q
period 2021-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2021-05-06
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of May 6, 2021 there were 23,926,317 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

March 31, 2021

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
Assets	2021	2020
Real estate, at cost:
Land	$79,991	$75,660
Buildings and improvements	691,529	644,932
Tenant improvements	408,610	339,647
Construction in progress	2,433	—
Total real estate, at cost	1,182,563	1,060,239
Less accumulated depreciation	(49,033)	(40,195)
Net real estate held for investment	1,133,530	1,020,044
Cash and cash equivalents	122,133	126,006
Investments	539,323	619,275
Right of use office lease asset	922	980
Other assets, net	2,022	1,776
Total assets	$1,797,930	$1,768,081
Liabilities and stockholders’ equity
Exchangeable senior notes, net	$137,218	$136,693
Tenant improvements and construction funding payable	66,074	36,500
Accounts payable and accrued expenses	2,358	4,641
Dividends payable	31,998	30,065
Office lease liability	998	1,057
Rent received in advance and tenant security deposits	41,666	34,153
Total liabilities	280,312	243,109
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 23,926,317 and 23,936,928 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	24	24
Additional paid-in capital	1,557,776	1,559,059
Dividends in excess of earnings	(54,191)	(48,120)
Total stockholders’ equity	1,517,618	1,524,972
Total liabilities and stockholders’ equity	$1,797,930	$1,768,081

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues:
Rental (including tenant reimbursements)	$42,885	$21,130
Total revenues	42,885	21,130

Expenses:
Property expenses	770	600
General and administrative expense	5,600	3,346
Depreciation expense	8,839	4,907
Total expenses	15,209	8,853
Income from operations	27,676	12,277
Interest and other income	124	1,444
Interest expense	(1,873)	(1,849)
Net income	25,927	11,872
Preferred stock dividends	(338)	(338)
Net income attributable to common stockholders	$25,589	$11,534
Net income attributable to common stockholders per share (Note 8):
Basic	$1.07	$0.72
Diluted	$1.05	$0.72
Weighted-average shares outstanding:
Basic	23,889,398	15,784,296
Diluted	26,152,551	15,898,091

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended March 31, 2021
	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2020	$14,009	23,936,928	$24	$1,559,059	$(48,120)	$1,524,972
Net income	—	—	—	—	25,927	25,927
Issuance of unvested restricted stock, net of forfeitures	—	(10,611)	—	(3,384)	—	(3,384)
Preferred stock dividend	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(31,660)	(31,660)
Stock-based compensation	—	—	—	2,101	—	2,101
Balance, March 31, 2021	$14,009	23,926,317	$24	$1,557,776	$(54,191)	$1,517,618

	Three Months Ended March 31, 2020
	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2019	$14,009	12,637,043	$13	$553,932	$(19,944)	$548,010
Net income	—	—	—	—	11,872	11,872
Net proceeds from sale of common stock	—	4,411,251	4	317,841	—	317,845
Exchange of exchangeable senior notes	—	14	—	1	—	1
Issuance of unvested restricted stock, net of forfeitures	—	(12,634)	—	(2,166)	—	(2,166)
Preferred stock dividend	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(17,070)	(17,070)
Stock-based compensation	—	—	—	825	—	825
Balance, March 31, 2020	$14,009	17,035,674	$17	$870,433	$(25,480)	$858,979

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income	$25,927	$11,872
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,839	4,907
Other non-cash adjustments	22	74
Stock-based compensation	2,101	825
Amortization of discounts on short-term investments	(116)	(1,009)
Amortization of debt discount and issuance costs	525	501
Changes in assets and liabilities
Other assets, net	80	(93)
Accounts payable and accrued expenses	(2,283)	(2,112)
Rent received in advance and tenant security deposits	7,513	4,605
Net cash provided by operating activities	42,608	19,570

Cash flows from investing activities
Purchases of investments in real estate	(28,390)	(72,457)
Reimbursements of tenant improvements and construction funding	(64,160)	(82,698)
Deposits in escrow for acquisitions	(550)	(838)
Purchases of short-term investments	(209,932)	(254,803)
Maturities of short-term investments	290,000	102,500
Net cash used in investing activities	(13,032)	(308,296)

Cash flows from financing activities
Issuance of common stock, net of offering costs	—	317,845
Dividends paid to common stockholders	(29,727)	(12,638)
Dividends paid to preferred stockholders	(338)	(338)
Taxes paid related to net share settlement of equity awards	(3,384)	(2,166)
Net cash (used in) provided by financing activities	(33,449)	302,703
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,873)	13,977
Cash, cash equivalents and restricted cash, beginning of period	126,006	117,316
Cash, cash equivalents and restricted cash, end of period	$122,133	$131,293

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,695	$2,695
Supplemental disclosure of non-cash investing and financing activities:
Accrual for reimbursements of tenant improvements and construction funding	$66,074	$41,185
Deposits applied for acquisitions	200	550
Accrual for common and preferred stock dividends declared	31,998	17,408

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

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

This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

The Company considered the impact of COVID-19 on its assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations and financial position at March 31, 2021. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2021.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the three months ended March 31, 2021 and 2020.

Revenue Recognition. Our leases are triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We account for our current leases as operating leases and record revenue for each of our properties on a cash basis due to the uncertain regulatory environment in the United States relating to the regulated cannabis industry and the uncertainty of collectability of lease payments from each tenant due to its limited operating history. Contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses are included in rental revenues in the period when such costs are reimbursed by the tenants. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our condensed consolidated financial statements.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2021 and December 31, 2020, $109.7 million and $98.3 million, respectively, were invested in short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

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

Stock-Based Compensation. Stock-based compensation for equity awards is based on the grant date fair value of the equity awards and is recognized over the requisite service or performance period. If awards are forfeited prior to vesting, we reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs and reclassify any non-forfeitable dividends and dividend equivalents previously paid on these awards from retained earnings to compensation expense. Forfeitures are recognized as incurred. Certain equity awards are subject to vesting based upon the satisfaction of various market conditions. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.

Lease Accounting. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Lease – Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and was effective for the Company and for its consolidated financial statements for the year ended December 31, 2019.

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

As lessee, we recognized a liability to account for our future obligations related to our corporate office lease, which had a remaining lease term of approximately 4.0 years and 4.3 years as of March 31, 2021 and December 31, 2020, respectively, excluding the extension option that we are not reasonably certain to exercise, and a corresponding right-of-use asset. The lease liability is measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the three months ended March 31, 2021 and 2020, we recognized office lease expense of approximately $57,000 and $58,000, respectively, which are included in general and administrative expense in our consolidated statements of income. For the three months ended March 31, 2021 and 2020, amounts paid and classified as operating activities in our consolidated statements of cash flows for the office lease were approximately $59,000 and $22,000, respectively.

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

One of our leases that was entered into prior to 2019 provides the lessee with a purchase option to purchase the leased property at the end of the initial lease term in September 2034, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property at the greatest of (a) the fair value; (b) the value determined by dividing the then-current base rent by 8%; and (c) an amount equal to our gross investment in the property (including the purchase price at acquisition and any additional investment in the property made by us during the term of the lease), indexed to inflation. At March 31, 2021, our gross investment in the property with the purchase option was approximately $30.5 million. At March 31, 2021, the purchase option was not exercisable.

Our leases generally contain options to extend the lease terms at the prevailing market rate or at the expiring rental rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

Recent Accounting Pronouncements. In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings either at the date of adoption or in the first comparative period presented. Early adoption is permitted but only as of the beginning of the fiscal year. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. Upon our adoption, it will reduce the issue discount and will result in less non-cash interest expense in our consolidated financial statements. Additionally, ASU 2020-06 will result in the reporting of diluted earnings per share, if the effect is dilutive, in our consolidated financial statements, regardless of our settlement intent. We will be required to adopt ASU 2020-06 on January 1, 2022.

Concentration of Credit Risk. As of March 31, 2021, we owned 68 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Washington. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2021 and 2020, including tenant reimbursements:

	For the Three Months Ended
	March 31, 2021
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc.(1)	5	13%
Ascend Wellness Holdings, LLC(1)	3	10%
Cresco Labs Inc.(1)	5	9%
Curaleaf Holdings, Inc.(1)	4	8%
Green Thumb Industries, Inc.(1)	3	7%

	For the Three Months Ended
	March 31, 2020
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc.(1)	5	24%
Ascend Wellness Holdings, LLC(1)	2	9%
Cresco Labs Inc.(1)	3	8%
Holistic Industries Inc.(1)	2	6%
Vireo Health, Inc.(1)	4	6%
(1)	Includes leases with affiliates of the entity, for which the entity has provided a corporate guaranty.

As of March 31, 2021 and December 31, 2020, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2021, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of March 31, 2021, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 23,926,317 shares of common stock issued and outstanding.

4. Preferred Stock

As of March 31, 2021, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the three months ended March 31, 2021:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 15, 2021	Common stock	$1.32	January 1, 2021 to March 31, 2021	April 15, 2021	$31,660
March 15, 2021	Series A preferred stock	$0.5625	January 15, 2021 to April 14, 2021	April 15, 2021	$338

6. Investments in Real Estate

Acquisitions

The Company acquired the following properties during the three months ended March 31, 2021 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Harvest FL	Florida	January 22, 2021	295,000	$23,800	$16	$23,816	(2)
Kings Garden CA	California	February 5, 2021	180,000	1,350	7	1,357	(3)
Parallel TX	Texas	March 10, 2021	63,000	3,400	17	3,417	(4)
Total			538,000	$28,550	$40	$28,590	(5)

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The tenant is expected to complete tenant improvements at the property, for which we agreed to provide reimbursement of up to approximately $10.8 million.
(3)	The purchase price related to the acquisition of additional land adjacent to one of our existing properties. In connection with the acquisition, we entered into a lease amendment for the existing property, which provided a tenant improvement allowance that resulted in a corresponding adjustment to the base rent for the lease at the property. The tenant is expected to complete construction of two new buildings at the property comprising approximately 180,000 square feet in the aggregate, for which we agreed to provide reimbursement of up to approximately $51.4 million.
(4)	The tenant is expected to construct three buildings at the property, for which we agreed to provide reimbursement of up to $24.0 million.
(5)	Approximately $4.3 million was allocated to land and approximately $24.3 million was allocated to building and construction in progress.

The properties acquired during the three months ended March 31, 2021 generated approximately $911,000 of rental revenues (including tenant reimbursements) and approximately $743,000 of net operating income after deducting property and depreciation expenses, during that period. The properties acquired during the three months ended March 31, 2020 generated approximately $766,000 of rental revenues (including tenant reimbursements) and approximately $460,000 of net operating income after deducting property and depreciation expenses, during that period.

New Lease and Lease Amendments

In January 2021, we executed a new lease at our Los Angeles, California property with a subsidiary of Holistic Industries Inc., pursuant to which we agreed to make available up to $11.0 million in funding for future tenant improvements at the property.

In February 2021, we amended our lease with a subsidiary of LivWell Holdings, Inc. at one of our Michigan properties, increasing the tenant improvement allowance under the lease by approximately $6.9 million to a total of approximately $29.9 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In February 2021, we amended our lease with PharmaCann Inc. at one of our New York properties, increasing the tenant improvement allowance under the lease by $2.5 million to a total of approximately $33.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

Including all of our properties, during the three months ended March 31, 2021, we capitalized costs of approximately $93.7 million and funded approximately $64.2 million relating to tenant improvements and construction activities at our properties.

Future contractual minimum rent (including base rent, supplemental base rent (for one of our properties in New York) and property management fees) under the operating leases as of March 31, 2021 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2021 (nine months ending December 31)	$142,960
2022	201,297
2023	208,143
2024	214,374
2025	220,894
Thereafter	3,263,013
Total	$4,250,681

7. Exchangeable Senior Notes

As of March 31, 2021, our Operating Partnership had outstanding approximately $143.75 million principal amount of 3.75% Exchangeable Senior Notes due 2024 (the "Exchangeable Senior Notes"). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at March 31, 2021 was 15.10243 shares of our common stock per $1,000 principal amount of Notes and the exchange price at March 31, 2021 was approximately $66.215 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances.

Upon our issuance of the Exchangeable Senior Notes in February 2019, we recorded an approximately $5.8 million discount based on the implied value of the exchange option and an assumed effective interest rate of 4.65%, as well as approximately $5.2 million of initial issuance costs, of which approximately $5.0 million and $200,000 were allocated to the liability and equity components, respectively, based on their relative fair values. Issuance costs allocated to the liability component are being amortized using the effective interest method and recognized as non-cash interest expense over the expected term of the Exchangeable Senior Notes.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Cash coupon	$1,348	$1,348
Amortization of debt discount	282	268
Amortization of issuance cost	243	233
Total interest expense	$1,873	$1,849

The following table details the carrying value of our Exchangeable Senior Notes on our condensed consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Principal amount	$143,749	$143,749
Unamortized discount	(3,503)	(3,785)
Unamortized issuance costs	(3,028)	(3,271)
Carrying value	$137,218	$136,693

Accrued interest payable for the Exchangeable Senior Notes as of March 31, 2021 and December 31, 2020 was approximately $225,000 and $1.6 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

8. Net Income Per Share

Grants of restricted stock of the Company and restricted stock units (“RSUs”) in share-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per share under the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Earnings per basic share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Earnings per basic share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.

Through March 31, 2021, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three months ended March 31, 2021 and 2020 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. The 2,170,959 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three months ended March 31, 2021 and were included in the computation of diluted earnings per share. The 2,117,422 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were anti-dilutive for the three months ended March 31, 2020 and were excluded from the computation of diluted earnings per share. Performance share units (“PSUs”) granted to certain employees during the three months ended March 31, 2021 were not included in dilutive securities as of March 31, 2021 as the performance thresholds for vesting of any performance share units were not met (see Note 10 for further discussion of the PSUs).

Computations of net income per basic and diluted share (in thousands, except share data) were as follows:

	March 31,
	2021	2020
Net income	$25,927	$11,872
Preferred stock dividends	(338)	(338)
Distribution to participating securities	(126)	(115)
Net income attributable to common stockholders used to compute net income per share - basic	25,463	11,419
Dilutive effect of Exchangeable Senior Notes	1,873	—
Net income attributable to common stockholders used to compute net income per share - diluted	$27,336	$11,419

Weighted-average common shares outstanding:
Basic	23,889,398	15,784,296
Restricted stock and RSUs	92,194	113,795
Dilutive effect of Exchangeable Senior Notes	2,170,959	—
Diluted	26,152,551	15,898,091
Net income attributable to common stockholders per share:
Basic	$1.07	$0.72
Diluted	$1.05	$0.72

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

The following table presents the carrying value in the condensed consolidated financial statements and approximate fair value of financial instruments at March 31, 2021 and December 31, 2020:

	At March 31, 2021		At December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$539,323	$539,390	$619,275	$619,270
Exchangeable Senior Notes(2)	$137,218	$391,669	$136,693	$397,663
(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes were trading in the private market.

As of March 31, 2021 and December 31, 2020, cash equivalent instruments consisted of $109.7 million and $98.3 million, respectively, in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

10. Common Stock Incentive Plan

Our board of directors adopted our 2016 Omnibus Incentive Plan (the “2016 Plan”) to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. Any equity awards that lapse, expire, terminate, are canceled or are forfeited (including forfeitures in connection with satisfaction of tax withholdings obligations of the recipient) are re-credited to the 2016 Plan’s reserve for future issuance. The 2016 Plan automatically terminates on the date which is ten years following the effective date of the 2016 Plan.

A summary of the restricted stock activity under the 2016 Plan and related information for the three months ended March 31, 2021 is included in the table below:

		Weighted-
	Unvested	Average
	Restricted	Grant Date Fair
	Stock	Value
Balance at December 31, 2020	76,346	$50.14
Granted	7,692	$189.41
Vested	(28,816)	$50.90
Forfeited (1)	(18,303)	$31.99
Balance at March 31, 2021	36,919	$87.57
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $2.8 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 2.0 years as of March 31, 2021. The fair value of restricted stock that vested during the three months ended March 31, 2021 was approximately $8.6 million.

The following table summarizes our RSU activity for the three months ended March 31, 2021. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock Units	Value
Balance at December 31, 2020	36,687	$76.06
Granted	21,873	$189.41
Balance at March 31, 2021	58,560	$118.40

The remaining unrecognized compensation cost of approximately $5.3 million for RSU awards is expected to be recognized over an amortization period of approximately 2.5 years as of March 31, 2021.

In January 2021, we issued 70,795 “target” PSUs to a select group of officers, which vest and are settled in shares of common stock (“Award Shares”) based on the Company’s total stockholder return over a period commencing on January 11, 2021 and ending on December 31, 2023 (the “Performance Period”) relative to two different comparator groups of companies. At the end of the Performance Period, a recipient of PSUs may receive as few as zero Award Shares or as many as 150% of the number of target PSUs in Award Shares, plus deemed dividends. PSUs will also be reduced as necessary so the total value at the vesting date does not exceed 800% of the grant date PSU price, and if the Company’s absolute total stockholder return during the Performance Period is negative, the payout of Award Shares is capped at the target number of PSUs, notwithstanding the Company’s outperformance of comparator groups. No dividends are paid to the recipient during the Performance Period. At the end of the Performance Period, if the Company’s total stockholder return is such that the recipient earns Award Shares, the recipient will receive additional shares of common stock relating to dividends deemed to have been paid and reinvested on the Award Shares. The recipient of the Award Shares may not sell, transfer or otherwise dispose of the Award Shares for a one-year period following the vesting date of the Award Shares.

The grant date fair value of the PSUs granted in January 2021 was $12.0 million. The fair value was calculated using a Monte Carlo simulation pricing model based on the following assumptions:

PSU Award
Fair Value Assumptions
Valuation date	January 6, 2021
Fair value per share on valuation date	$169.51
Expected term	3 years
Expected price volatility	57.64%
Risk-free interest rate	0.20%
Discount for post vesting restriction	12.44%

The expected share price volatility was based on the historical volatility of our shares of common stock over a period of approximately the Performance Period. The risk-free interest rate was based on the zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the valuation date. The discount for the post vesting restriction was estimated using the Finnerty model.

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the Performance Period. For the three months ended March 31, 2021, we recognized stock-based compensation expense of $1.0 million relating to the PSU awards. As of March 31, 2021, the remaining unrecognized compensation cost of approximately $11.0 million relating to PSU awards is expected to be recognized over the remaining Performance Period of approximately 2.8 years.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in our condensed consolidated balance sheets as of March 31, 2021 is presented in the table below (in thousands):

Year	Amount
2021 (nine months ending December 31)	$176
2022	242
2023	249
2024	256
2025	88
Total future contractual lease payments	1,011
Effect of discounting	(13)
Office lease liability	$998

Tenant Improvement Allowances. As of March 31, 2021, we had approximately $263.9 million of commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

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

12. Subsequent Events

Acquisitions

Subsequent to March 31, 2021, we acquired a 175,000 square foot industrial property in Michigan for approximately $15.6 million and executed a lease with Green Peak Industries, LLC (“Skymint”) for the entire property. Skymint is expected to complete tenant improvements at the property, for which we agreed to provide reimbursement of up to approximately $14.4 million.

Lease Amendments Providing for Additional Tenant Improvement Allowances

In April 2021, we amended our lease with a subsidiary of Jushi Holdings, Inc. at one of our Pennsylvania properties, increasing the tenant improvement allowance under the lease by $30.0 million to a total of approximately $40.0 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; rates of default on leases for our assets; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the demand for regulated cannabis cultivation and processing facilities; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our expected leverage; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of March 31, 2021, we had 16 full-time employees.

As of March 31, 2021, we owned 68 properties that were 100% leased to state-licensed cannabis operators and comprising an aggregate of approximately 5.9 million rentable square feet (including approximately 2.1 million rentable square feet under development/redevelopment) in 18 states, with a weighted-average remaining lease term of approximately 16.7 years. As of March 31, 2021, we had invested approximately $1.1 billion in the aggregate (excluding transaction costs) and had committed an additional approximately $330.0 million (including tenant improvements and construction costs accrued but not yet funded as of March 31, 2021) to reimburse certain tenants and sellers for completion of construction and tenant improvements at our properties.

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and depend on the rental revenues we receive from the properties that we acquire, the timing of lease expirations, general market conditions, the regulatory environment in the regulated cannabis industry, and the competitive environment for real estate assets that support the regulated cannabis industry.

Rental Revenues

We receive income primarily from rental revenues generated by the properties that we acquire. The amount of rental revenues depends upon a number of factors, including:

●	our ability to enter into leases with increasing or market value rents for the properties that we acquire; and
●	rent collection, which primarily relates to each of our tenant’s financial condition and ability to make rent payments to us on time.

The properties that we acquire consist of real estate assets that support the regulated cannabis industry. Changes in federal law and current favorable state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties.

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

In 2020, we undertook in-depth discussions with each of our tenants as they navigated the COVID-19 pandemic and associated severe economic disruption. In light of those discussions, in 2020, we granted temporary base rent and property management fee deferrals to three affected tenants. In connection with these deferrals, we entered into lease amendments with the three affected tenants to apply a portion of the security deposits that we hold under the leases to pay a portion of the March 2020 rent (for one tenant), pay April 2020 rent in full, defer rent for May and June 2020 in full, and provide for the pro rata repayment of the security deposit and deferred rent over an 18 month time period starting July 1, 2020. Pursuant to these amendments, a total of approximately $940,000 of security deposits were applied to the payment of base rent, property management fees and associated lease penalties for March and April 2020, including approximately $185,000 related to the partial payment of the March 2020 base rent and property management fees for one of the tenants; and a total of approximately $1.5 million in rent was deferred for May and June 2020. As of March 31, 2021, we have not executed deferrals for any other tenants, other than the deferrals for the three tenants discussed above.

Significant Tenants and Concentrations of Risk

As of March 31, 2021, we owned 68 properties located in 18 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At March 31, 2021, none of our properties accounted for 5% or more of our net real estate held for investment. See Note 2 in the notes to the condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2021.

Competitive Environment

We face competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds, lenders and other real estate investors, as well as potential tenants (cannabis operators themselves), all of whom may compete with us in our efforts to acquire real estate zoned for regulated cannabis operations. Competition from others may diminish our opportunities to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we acquire, which would adversely affect our financial results.

Operating Expenses

Our operating expenses include general and administrative expenses, including personnel costs, stock-based compensation, and legal, accounting and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. We generally structure our leases so that the tenant is responsible for taxes, maintenance, insurance and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

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

Results of Operations

Investments in Real Estate

See Note 6 in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the three months ended March 31, 2021.

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Revenues:
Rental (including tenant reimbursements)	$42,885	$21,130
Total revenues	42,885	21,130

Expenses:
Property expenses	770	600
General and administrative expense	5,600	3,346
Depreciation expense	8,839	4,907
Total expenses	15,209	8,853
Income from operations	27,676	12,277
Interest and other income	124	1,444
Interest expense	(1,873)	(1,849)
Net income	25,927	11,872
Preferred stock dividends	(338)	(338)
Net income attributable to common stockholders	$25,589	$11,534

Revenues.

Rental revenues for the three months ended March 31, 2021 increased by approximately $21.8 million, or 103%, to approximately $42.9 million, compared to approximately $21.1 million for the three months ended March 31, 2020. Approximately $911,000 of the increase in rental revenues was generated by the properties acquired during the three months ended March 31, 2021. The remaining approximately $20.8 million increase in rental revenues was generated by properties we acquired in prior periods, including annual escalations and related rents on amendments which increased the tenant improvement allowances on certain of the leases.

Rental revenues also include tenant reimbursements related to reimbursements by tenants for property insurance premiums and property tax paid at certain properties.

Expenses.

Property Expenses. Property expenses related to property insurance premiums and property taxes paid at certain of our properties.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2021 increased by approximately $2.3 million to approximately $5.6 million, compared to approximately $3.3 million for the three months ended March 31, 2020. The increase in general and administrative expense was primarily due to higher compensation to employees, the hiring of additional employees and higher public company costs, travel and occupancy costs. Compensation expense for the three months ended March 31, 2021 included approximately $2.1 million of non-cash stock-based compensation. Compensation expense for the three months ended March 31, 2020 included approximately $825,000 of non-cash stock-based compensation.

Depreciation Expense. The increase in depreciation expense was related to depreciation on properties that we acquired and the placement into service of construction and tenant improvements at certain of our properties.

Interest and Other Income. Interest and other income for the three months ended March 31, 2021 decreased by approximately $1.3 million compared to the three months ended March 31, 2020. The decrease was due to lower interest rates on our interest-bearing investments, partially offset by higher balances of interest bearing investments, resulting from proceeds from our common stock offerings.

Interest Expense. Interest expense related to our Exchangeable Senior Notes. Interest expense for the three months ended March 31, 2021 and 2020 included approximately $525,000 and $501,000, respectively, of non-cash interest expense.

Cash Flows

Comparison of the Three Months Ended March 31, 2021 and 2020

	March 31,
	2021	2020	Change
Net cash provided by operating activities	$42,608	$19,570	$23,038
Net cash used in investing activities	(13,032)	(308,296)	295,264
Net cash (used in) provided by financing activities	(33,449)	302,703	(336,152)
Ending cash, cash equivalents and restricted cash	122,133	131,293	(9,160)

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2021 and 2020 were approximately $42.6 million and $19.6 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, partially offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2021 were approximately $13.0 million, of which approximately $93.1 million related to the purchases of investments in real estate and funding of a portion of the tenant improvement allowances and construction funding at our properties, partially offset by cash provided by investing activities of approximately $80.1 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the three months ended March 31, 2020 were approximately $308.3 million, of which approximately $155.2 million primarily related to the purchase of investment in real estate and funding of a portion of the tenant improvement allowances and construction funding at our properties, approximately $838,000 related to deposits to escrow for acquisitions, and the remaining approximately $152.3 million related to the net purchases and maturities of short-term investments.

Financing Activities

Net cash used in financing activities of approximately $33.4 million during the three months ended March 31, 2021 was the result of dividend payments of approximately $30.1 million to common and preferred stockholders and approximately $3.3 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, service our Exchangeable Senior Notes, and meet other general business needs.

Sources and Uses of Cash

We derive all of our revenues from the leasing of our properties and collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, Exchangeable Senior Notes interest payments, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

We are party to equity distribution agreements with six sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $500.0 million in shares of our common stock. As of March 31, 2021, we had approximately $231.7 million in shares of common stock available for issuance under the ATM Program and did not issue any shares of common stock under the ATM Program during the three months ended March 31, 2021.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

We expect to meet our liquidity needs through cash and short-term investments on hand, cash flows from operations and cash flow from sources discussed above. We believe that our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet our liquidity needs. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

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

The following table describes the dividends declared by the Company during the three months ended March 31, 2021:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 15, 2021	Common stock	$1.32	January 1, 2021 to March 31, 2021	April 15, 2021	$31,660
March 15, 2021	Series A preferred stock	$0.5625	January 15, 2021 to April 14, 2021	April 15, 2021	$338

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2021 (in thousands):

Payments Due	Exchangeable
by Year	Senior Notes	Interest	Office Rent	Total
2021 (nine months ending December 31)	$—	$5,391	$176	$5,567
2022	—	5,391	242	5,633
2023	—	5,391	249	5,640
2024	143,749	764	256	144,769
2025	—	—	88	88
Total	$143,749	$16,937	$1,011	$161,697

Additionally, as of March 31, 2021, we had approximately $263.9 million outstanding in commitments related to tenant improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. As of March 31, 2021, these amounts had not been requested by the tenants. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as tenant improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

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

For the three months ended March 31, 2021, FFO (diluted), AFFO and FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 2,170,959 shares for the period, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period. These adjustments applied only for the three months ended March 31, 2021. The Exchangeable Senior Notes were anti-dilutive for purposes of calculating earnings per diluted share for the three months ended March 31, 2020, and as such, were treated as anti-dilutive for purposes of calculating FFO, AFFO and FFO and AFFO per diluted share for the three months ended March 31, 2020.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31,
	2021	2020
Net income attributable to common stockholders	$25,589	$11,534
Real estate depreciation	8,839	4,907
FFO attributable to common stockholders (basic)	34,428	16,441
Cash and non-cash interest expense	1,873	—
FFO attributable to common stockholders (diluted)	$36,301	$16,441
Stock-based compensation	2,101	825
Non-cash interest expense	—	501
AFFO attributable to common stockholders	$38,402	$17,767
FFO per common share – basic	$1.44	$1.04
FFO per common share – diluted	$1.39	$1.03
AFFO per common share – basic	$1.55	$1.13
AFFO per common share – diluted	$1.47	$1.12
Weighted average common shares outstanding – basic	23,889,398	15,784,296
Restricted stock and RSUs	92,194	113,795
Dilutive effect of Exchangeable Senior Notes	2,170,959	—
Weighted average common shares outstanding – diluted	26,152,551	15,898,091

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates and assumptions. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our condensed consolidated financial statements. Our accounting policies are more fully discussed in Note 2 to the condensed consolidated financial statements.

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

Revenue Recognition and Accounts Receivable

Our existing tenant leases and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fees. We account for our leases as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of lease payments is not probable. Rental increases based upon changes in the U.S. Consumer Price Index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses are included in rental revenues in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and was effective for the Company for its consolidated financial statements for the year ended December 31, 2019.

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

As lessee, we recognized a liability to account for our future obligations related to our corporate office lease, which has a remaining lease term of approximately 4.0 years and 4.3 years as of March 31, 2021 and December 31, 2020, respectively, excluding the extension option that we are not reasonably certain to exercise, and a corresponding right-of-use asset. The lease liability is measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

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

One of our leases that was entered into prior to 2019 provides the lessee with a purchase option to purchase the leased property at the end of the initial lease term in September 2034, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property at the greatest of (a) the fair value; (b) the value determined by dividing the then-current base rent by 8%; and (c) an amount equal to our gross investment in the property (including the purchase price at acquisition and any additional investment in the property made by us during the term of the lease), indexed to inflation. At March 31, 2021, our gross investment in the property with the purchase option was approximately $30.5 million. At March 31, 2021, the purchase option was not exercisable.

Stock-Based Compensation

Stock-based compensation for equity awards is based on the grant date fair value of the equity awards and is recognized over the requisite service or performance period. If awards are forfeited prior to vesting, we reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs and reclassify any non-forfeitable dividends and dividend equivalents previously paid on these awards from retained earnings to compensation expense. Forfeitures are recognized as incurred. Certain equity awards are subject to vesting based upon the satisfaction of various market conditions. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.

Income Taxes

We have been organized to operate our business so as to qualify to be taxed as a REIT, for U.S. federal income tax purposes. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income for U.S. federal income tax purposes. As long as our dividends equal or exceed our taxable net income, we generally will not be required to pay U.S. federal income tax on such income. As we intend to maintain dividends at a level sufficient to meet the REIT distribution requirements, we will continue to evaluate whether the current levels of distribution are sufficient to do so throughout 2021.

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

Interest Rate Risk

As of March 31, 2021, we had approximately $143.75 million of Exchangeable Senior Notes outstanding at a fixed interest rate, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2021 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for year ended December 31, 2020. The risks as updated below and as described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Competition for the acquisition of properties suitable for the retail sale, cultivation or production of regulated cannabis and alternative financing sources for licensed operators may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the retail sale, cultivation or production of regulated cannabis with other entities engaged in retail, agricultural and real estate investment activities, including corporate agriculture companies, cultivators and producers of cannabis, private equity investors, and other real estate investors (including public and private REITs). These competitors may prevent us from acquiring desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease.

We also compete as a provider of capital to regulated cannabis operators with alternative financing sources to these companies, including both equity and debt financing alternatives. For example, many larger, publicly traded multi-state cannabis operators are able to raise significant capital through public equity offerings, in addition to access to significant debt financing options. Furthermore, changes in federal regulations pertaining to cannabis could also lead to increased access to U.S. capital markets for our competitors and for regulated cannabis operators (including but not limited to access to the Nasdaq Stock Market and/or the New York Stock Exchange). According to analysis by Viridian Capital Advisors, North American cannabis companies either closed or announced more than $5.0 billion in capital raising through April 9, 2021, representing a significant increase in the pace of capital raising for regulated cannabis operators versus the prior year period.

Increased competition for properties as a result of greater clarity of the federal regulatory environment may also preclude us from acquiring those properties that would generate attractive returns to us.

By way of example, Congress introduced several proposed bills in the past legislative cycle focused on the regulated cannabis industry, including the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”) and the Secure and Fair Enforcement (SAFE) Banking Act (the “SAFE Banking Act”). If it became law, the MORE Act, which was passed by the U.S. House of Representatives in December 2020, would, among other things, remove cannabis as a Schedule I controlled substance under the CSA and make available U.S. Small Business Administration funding for regulated cannabis operators. If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. In April 2021, the SAFE Banking Act was reintroduced again for the fourth time in the U.S. House of Representatives and passed; the bill is expected to be reintroduced in the U.S. Senate for consideration.

If any of the proposed bills in Congress became law, there would be further increased competition for the acquisition of properties that can be leased to licensed cannabis operators, and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Director Compensation Policy.(1)
10.2	Form of Performance Share Unit Award Agreement.(1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*   Filed herewith.

(1) Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with SEC on January 15, 2021.

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

Dated May 6, 2021