Form 10-Q
period 2021-09-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2021-11-04
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of November 4, 2021 there were 23,928,304 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

SEPTEMBER 30, 2021

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
Assets	2021	2020
Real estate, at cost:
Land	$98,930	$75,660
Buildings and improvements	816,099	644,932
Tenant improvements	551,038	339,647
Construction in progress	4,581	—
Total real estate, at cost	1,470,648	1,060,239
Less accumulated depreciation	(69,766)	(40,195)
Net real estate held for investment	1,400,882	1,020,044
Construction loan	8,925	—
Cash and cash equivalents	127,298	126,006
Investments	554,420	619,275
Right of use office lease asset	811	980
Other assets, net	9,749	1,776
Total assets	$2,102,085	$1,768,081
Liabilities and stockholders’ equity
Exchangeable senior notes, net	$138,287	$136,693
Unsecured senior notes, net	293,593	—
Tenant improvements and construction funding payable	61,674	36,500
Accounts payable and accrued expenses	8,449	4,641
Dividends payable	36,321	30,065
Other liabilities	1,408	1,057
Rent received in advance and tenant security deposits	51,222	34,153
Total liabilities	590,954	243,109
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 23,928,304 and 23,936,928 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	24	24
Additional paid-in capital	1,562,099	1,559,059
Dividends in excess of earnings	(65,001)	(48,120)
Total stockholders’ equity	1,511,131	1,524,972
Total liabilities and stockholders’ equity	$2,102,085	$1,768,081

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental (including tenant reimbursements)	$53,856	$34,327	$145,608	$79,803
Total revenues	53,856	34,327	145,608	79,803

Expenses:
Property expenses	1,365	2,919	2,617	3,933
General and administrative expense	5,307	3,339	16,511	9,695
Depreciation expense	10,891	7,646	29,571	19,299
Total expenses	17,563	13,904	48,699	32,927
Income from operations	36,293	20,423	96,909	46,876
Interest and other income	110	653	325	3,086
Interest expense	(6,309)	(1,861)	(11,874)	(5,565)
Net income	30,094	19,215	85,360	44,397
Preferred stock dividends	(338)	(338)	(1,014)	(1,014)
Net income attributable to common stockholders	$29,756	$18,877	$84,346	$43,383
Net income attributable to common stockholders per share (Note 8):
Basic	$1.24	$0.87	$3.51	$2.35
Diluted	$1.20	$0.86	$3.41	$2.33
Weighted-average shares outstanding:
Basic	23,890,537	21,594,637	23,889,903	18,315,231
Diluted	26,260,704	21,708,725	26,257,504	18,429,228

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended September 30, 2021						Three Months Ended September 30, 2020
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	23,928,304	$24	$1,559,908	$(58,774)	$1,515,167	$14,009	18,614,561	$19	$988,220	$(32,277)	$969,971
Net income	—	—	—	—	30,094	30,094	—	—	—	—	19,215	19,215
Net proceeds from sale of common stock	—	—	—	—	—	—	—	3,559,867	3	306,291	—	306,294
Preferred stock dividend	—	—	—	—	(338)	(338)	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(35,983)	(35,983)	—	—	—	—	(25,987)	(25,987)
Stock-based compensation	—	—	—	2,191	—	2,191	—	—	—	841	—	841
Balances at end of period	$14,009	23,928,304	$24	$1,562,099	$(65,001)	$1,511,131	$14,009	22,174,428	$22	$1,295,352	$(39,387)	$1,269,996

	Nine Months Ended September 30, 2021						Nine Months Ended September 30, 2020
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	23,936,928	$24	$1,559,059	$(48,120)	$1,524,972	$14,009	12,637,043	$13	$553,932	$(19,944)	$548,010
Net income	—	—	—	—	85,360	85,360	—	—	—	—	44,397	44,397
Exchange of exchangeable senior notes	—	—	—	—	—	—	—	14	—	1	—	1
Net proceeds from sale of common stock	—	—	—	—	—	—	—	9,548,866	9	741,097	—	741,106
Issuance of unvested restricted stock, net of forfeitures	—	(8,624)	—	(3,384)	—	(3,384)	—	(11,495)	—	(2,166)	—	(2,166)
Preferred stock dividend	—	—	—	—	(1,014)	(1,014)	—	—	—	—	(1,014)	(1,014)
Common stock dividend	—	—	—	—	(101,227)	(101,227)	—	—	—	—	(62,826)	(62,826)
Stock-based compensation	—	—	—	6,424	—	6,424	—	—	—	2,488	—	2,488
Balances at end of period	$14,009	23,928,304	$24	$1,562,099	$(65,001)	$1,511,131	$14,009	22,174,428	$22	$1,295,352	$(39,387)	$1,269,996

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$85,360	$44,397
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	29,571	19,299
Other non-cash adjustments	97	139
Stock-based compensation	6,424	2,488
Amortization of discounts on short-term investments	(283)	(2,499)
Amortization of debt discount and issuance costs	2,011	1,521
Changes in assets and liabilities
Other assets, net	(3,598)	(364)
Accounts payable, accrued expenses and other liabilities	4,308	(2,095)
Rent received in advance and tenant security deposits	17,069	13,692
Net cash provided by operating activities	140,959	76,578

Cash flows from investing activities
Purchases of investments in real estate	(130,853)	(182,086)
Reimbursements of tenant improvements and construction funding	(254,182)	(210,114)
Funding of construction loan and other investments	(12,077)	—
Deposits in escrow for acquisitions	(1,500)	—
Purchases of short-term investments	(499,862)	(668,576)
Maturities of short-term investments	565,000	339,492
Net cash used in investing activities	(333,474)	(721,284)

Cash flows from financing activities
Issuance of common stock, net of offering costs	—	741,120
Gross proceeds from issuance of unsecured senior notes	300,000	—
Payment of deferred financing costs from issuance of unsecured senior notes	(6,824)	—
Dividends paid to common stockholders	(94,971)	(49,476)
Dividends paid to preferred stockholders	(1,014)	(1,014)
Taxes paid related to net share settlement of equity awards	(3,384)	(2,166)
Net cash provided by financing activities	193,807	688,464
Net increase in cash and cash equivalents	1,292	43,758
Cash and cash equivalents, beginning of period	126,006	117,316
Cash and cash equivalents, end of period	$127,298	$161,074

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,391	$5,391
Supplemental disclosure of non-cash investing and financing activities:
Accrual for reimbursements of tenant improvements and construction funding	$61,674	$30,583
Deposits applied for acquisitions	200	650
Accrual for common and preferred stock dividends declared	36,321	26,325
Accrual for stock issuance costs	—	14
Exchange of exchangeable senior notes	—	1

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

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

The Company considered the impact of COVID-19 on its assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. A prolonged outbreak or resurgence of COVID-19 could have a material adverse impact on the financial results and business operations of the Company.

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

Acquisition of Real Estate Properties. Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the acquired tangible and intangible assets and assumed liabilities are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs are capitalized as incurred. All of our acquisitions to date were recorded as asset acquisitions.

Cost Capitalization and Depreciation. We capitalize costs associated with development and redevelopment activities and tenant improvements when we are considered to be the accounting owner of the resulting assets. The development and redevelopment activities may be funded by us pursuant to the lease. We are generally considered the accounting owner for such improvements that are attached to or built into the premises, which are required under the lease to be surrendered to us upon the expiration or earlier termination of the lease. Typically, such improvements include, but are not limited to, ground up development, and enhanced HVAC, plumbing, electrical and other building systems.

Amounts capitalized are depreciated over estimated useful lives determined by management. We depreciate buildings and improvements and tenant improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to six years. We depreciate the leasehold improvements at our corporate office over the shorter of the estimated useful lives or the initial lease term.

Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment. Project costs that are clearly associated with the acquisition and development or redevelopment of a real estate project, for which we are the accounting owner, are capitalized as a cost of that project. Expenditures that meet one or more of the following criteria generally qualify for capitalization:

●	the expenditure provides benefit in future periods; and
●	the expenditure extends the useful life of the asset beyond our original estimates

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the nine months ended September 30, 2021 and 2020.

Revenue Recognition. Our leases are triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We account for our current leases as operating leases and record revenue for each of our properties on a cash basis due to the uncertain regulatory environment in the United States relating to the regulated cannabis industry and the uncertainty of collectability of lease payments from each tenant due to its limited operating history. Contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses are included in rental revenues in the period when such costs are incurred and reimbursed by the tenants. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our condensed consolidated financial statements.

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. The developer is required to complete construction by June 2022, subject to extension in certain circumstances. Interest on the construction loan is payable at maturity, which is December 25, 2022. As of September 30, 2021, we had funded approximately $8.9 million of the construction loan.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020, $115.1 million and $98.3 million, respectively, were invested in short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

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

As lessee, we recognized a liability to account for our future obligations related to our corporate office lease, which had a remaining lease term of approximately 3.5 years and 4.3 years as of September 30, 2021 and December 31, 2020, respectively, excluding the extension option that we are not reasonably certain to exercise, and a corresponding right-of-use asset. The lease liability is measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the nine months ended September 30, 2021 and 2020, we recognized office lease expense of approximately $171,000 and $172,000, respectively, which are included in general and administrative expense in our condensed consolidated statements of income. For the nine months ended September 30, 2021 and 2020, amounts paid and classified as operating activities in our condensed consolidated statements of cash flows for the office lease were approximately $176,000 and $95,000, respectively.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Our leases continued to be classified as operating leases and we continue to record revenue for each of our properties on a cash basis. Our tenant reimbursable revenue and property expenses continue to be presented on a gross basis as rental revenue and as property expenses, respectively, on our condensed consolidated statements of income. Property taxes paid directly by the lessee to a third party continue to be excluded from our condensed consolidated financial statements.

In April 2020, in response to the coronavirus pandemic and associated severe economic disruption, we amended leases at certain of our properties to provide for drawdowns of part of the security deposits and temporary base rent and property management fee deferrals through June 30, 2020. The FASB has issued additional guidance for companies to account for any coronavirus related rent concessions in the form of FASB staff and board members’ remarks at the April 8, 2020 public meeting and the FASB staff question-and-answer document issued on April 10, 2020. We have elected the practical expedient which allows us to not have to evaluate whether concessions provided in response to coronavirus pandemic are lease modifications. This relief is subject to certain conditions being met, including ensuring the total remaining lease payments are substantially the same or less as compared to the original lease payments prior to the concession being granted. As of September 30, 2021, approximately $2.1 million of the deferred rents, property management fees and security deposits have been repaid, with approximately $411,000 remaining to be paid.

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

One of our leases that was entered into prior to 2019 provides the lessee with a purchase option to purchase the leased property at the end of the initial lease term in September 2034, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property at the greatest of (a) the fair value; (b) the value determined by dividing the then-current base rent by 8%; and (c) an amount equal to our gross investment in the property (including the purchase price at acquisition and any additional investment in the property made by us during the term of the lease), indexed to inflation. At September 30, 2021, our gross investment in the property with the purchase option was approximately $30.5 million. At September 30, 2021, the purchase option was not exercisable.

Our leases generally contain options to extend the lease terms at the prevailing market rate or at the expiring rental rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

Recent Accounting Pronouncements. In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings either at the date of adoption or in the first comparative period presented. Early adoption is permitted but only as of the beginning of the fiscal year. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. Upon our adoption, it will reduce the issue discount of our Exchangeable Senior Notes and will result in less non-cash interest expense in our condensed consolidated financial statements. Additionally, ASU 2020-06 will result in the reporting of diluted earnings per share, if the effect is dilutive, in our condensed consolidated financial statements, regardless of our settlement intent for the Exchangeable Senior Notes. We will be required to adopt ASU 2020-06 on January 1, 2022.

Concentration of Credit Risk. As of September 30, 2021, we owned 75 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Washington. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended September 30, 2021, including tenant reimbursements;

	For the Three Months Ended
	September 30, 2021
		Percentage of
	Number of	Rental
	Leases	Revenue
SH Parent, Inc. ("Parallel")	4	12%
PharmaCann Inc.	5	12%
Kings Garden Inc.	6	8%
Ascend Wellness Holdings, Inc.	3	8%
Green Thumb Industries, Inc.	3	7%

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the nine months ended September 30, 2021, including tenant reimbursements:

	For the Nine Months Ended
	September 30, 2021
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc.	5	13%
Parallel	4	10%
Ascend Wellness Holdings, Inc.	3	9%
Cresco Labs Inc.	5	8%
Kings Garden Inc.	6	7%

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2020, including tenant reimbursements:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2020
		Percentage of		Percentage of
	Number of	Rental	Number of	Rental
	Leases	Revenue	Leases	Revenue
PharmaCann Inc.	5	16%	5	19%
Cresco Labs Inc.	5	12%	5	10%
Ascend Wellness Holdings, Inc.	3	10%	3	10%
Holistic Industries, Inc.	4	6%	4	6%
Curaleaf Holdings, Inc.	4	6%	4	6%

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of September 30, 2021 and December 31, 2020, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2021, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of September 30, 2021, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 23,928,304 shares of common stock issued and outstanding.

4. Preferred Stock

As of September 30, 2021, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the nine months ended September 30, 2021:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 15, 2021	Common stock	$1.32	January 1, 2021 to March 31, 2021	April 15, 2021	$31,660
March 15, 2021	Series A preferred stock	$0.5625	January 15, 2021 to April 14, 2021	April 15, 2021	$338
June 15, 2021	Common stock	$1.40	April 1, 2021 to June 30, 2021	July 15, 2021	$33,584
June 15, 2021	Series A preferred stock	$0.5625	April 15, 2021 to July 14, 2021	July 15, 2021	$338
September 15, 2021	Common stock	$1.50	July 1, 2021 to September 30, 2021	October 15, 2021	$35,983
September 15, 2021	Series A preferred stock	$0.5625	July 15, 2021 to October 14, 2021	October 15, 2021	$338

6. Investments in Real Estate

Acquisitions

The Company acquired the following properties during the nine months ended September 30, 2021 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Harvest FL	Florida	January 22, 2021	295,000	$23,800	$16	$23,816	(2)
Kings Garden CA	California	February 5, 2021	180,000	1,350	7	1,357	(3)
Parallel TX	Texas	March 10, 2021	63,000	3,400	17	3,417	(4)
GPI MI Davis Hwy	Michigan	April 16, 2021	175,000	15,550	4	15,554	(5)
Parallel PA	Pennsylvania	May 13, 2021	239,000	41,750	11	41,761	(6)
Sozo MI	Michigan	May 14, 2021	85,000	10,250	9	10,259	(7)
Temescal MA	Massachusetts	May 26, 2021	70,000	3,100	9	3,109	(8)
4Front IL	Illinois	August 3, 2021	250,000	3,348	18	3,366	(9)
Harvest MD	Maryland	August 13, 2021	112,000	16,615	21	16,636	(10)
Calyx Peak MO	Missouri	September 17, 2021	83,000	1,530	11	1,541	(11)
Vireo NY	New York	September 24, 2021	324,000	10,225	12	10,237	(12)
Total			1,876,000	$130,918	$135	$131,053	(13)

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to approximately $10.8 million.
(3)	The purchase price related to the acquisition of additional land adjacent to one of our existing properties. In connection with the acquisition, we entered into a lease amendment for the existing property, which provided an improvement allowance that resulted in a corresponding adjustment to the base rent for the lease at the property. The tenant is expected to complete construction of two new buildings at the property comprising approximately 180,000 square feet in the aggregate, for which we agreed to provide reimbursement of up to approximately $51.4 million.
(4)	The tenant is expected to construct three buildings at the property, for which we agreed to provide reimbursement of up to $24.0 million.
(5)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to approximately $14.4 million.
(6)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to $26.0 million.

(7)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to approximately $5.7 million.
(8)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to $15.0 million.
(9)	The tenant is expected to construct a 250,000 square foot industrial facility, for which we agreed to provide reimbursement of up to approximately $43.8 million. The purchase price excludes approximately $3.2 million attributable to a portion of the property that is not part of any of the planned construction and which did not satisfy the requirements for sale-leaseback accounting; therefore, this portion of the property is recognized as a notes receivable and is included in other assets, net on our condensed consolidated balance sheet.
(10)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to $12.9 million.
(11)	The tenant is expected to construct an 83,000 square foot industrial facility, for which we agreed to provide reimbursement of up to approximately $26.7 million.
(12)	The amounts related to the acquisition of additional land adjacent to an existing property and a lease amendment which provided an allowance to fund construction of a new building and resulted in a corresponding adjustment to the base rent for the lease at the property. The tenant is expected to construct approximately 324,000 square feet of industrial space, for which we agreed to provide reimbursement of up to approximately $46.1 million.
(13)	Approximately $23.3 million was allocated to land and approximately $107.8 million was allocated to building and construction in progress.

The properties acquired during the three and nine months ended September 30, 2021 generated approximately $639,000 and $11.9 million of rental revenues (including tenant reimbursements), respectively, and approximately $559,000 and $10.0 million of net operating income, respectively, after deducting property and depreciation expenses, during that period. The properties acquired during the three and nine months ended September 30, 2020 generated approximately $778,000 and $15.2 million of rental revenue (including tenant reimbursements), respectively, and approximately $303,000 and $11.0 million of net operating income, respectively, after deducting property and depreciation expenses, during that period.

New Lease and Lease Amendments

In January 2021, we executed a new lease at our Los Angeles, California property with a subsidiary of Holistic Industries Inc. (“Holistic”), pursuant to which we agreed to make available up to $11.0 million in funding for future improvements at the property.

In February 2021, we amended our lease with a subsidiary of LivWell Holdings, Inc. at one of our Michigan properties, increasing the improvement allowance under the lease by approximately $6.9 million to a total of approximately $29.9 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In February 2021, we amended our lease with PharmaCann Inc. at one of our New York properties, increasing the improvement allowance under the lease by $2.5 million to a total of approximately $33.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In April 2021, we amended our lease with a subsidiary of Jushi Holdings, Inc. at one of our Pennsylvania properties, increasing the improvement allowance under the lease by $30.0 million to a total of approximately $40.0 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property. With this additional improvement allowance, the tenant is expected to expand the facility by approximately 40,000 square feet and complete the buildout of the existing 89,000 square foot building.

In June 2021, we amended our lease with a subsidiary of Parallel at one of our Florida properties, increasing the improvement allowance under the lease by $8.0 million to a total of $16.2 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In June 2021, we amended our lease with a subsidiary of Harvest Health & Recreation Inc. at one of our Florida properties, increasing the improvement allowance under the lease by $7.1 million to a total of approximately $17.9 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In August 2021, we amended our lease with Holistic at one of our Maryland properties, increasing the improvement allowance under the lease by $8.0 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In September 2021, we amended our lease with Green Peak Industries, Inc. at one of our Michigan properties, increasing the improvement allowance under the lease by $15.0 million to a total of approximately $29.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In September 2021, we amended our lease with a subsidiary of Ascend Wellness Holdings, Inc. at one of our Illinois properties, increasing the improvement allowance under the lease by $20.0 million to a total of $52.0 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

Including all of our properties, during the nine months ended September 30, 2021, we capitalized costs of approximately $279.4 million and funded approximately $254.2 million relating to improvements and construction activities at our properties.

Future contractual minimum rent (including base rent, supplemental base rent (for one of our properties in New York) and property management fees) under the operating leases as of September 30, 2021 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2021 (three months ending December 31)	$55,657
2022	241,192
2023	253,851
2024	261,359
2025	269,194
Thereafter	4,143,675
Total	$5,224,928

7. Debt

Exchangeable Senior Notes

As of September 30, 2021, our Operating Partnership had outstanding approximately $143.75 million principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at September 30, 2021 was 15.25918 shares of our common stock per $1,000 principal amount of Notes and the exchange price at September 30, 2021 was approximately $65.534 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances.

In connection with the issuance of the Exchangeable Senior Notes in February 2019, we recorded an approximately $5.8 million discount based on the implied value of the exchange option and an assumed effective interest rate of 4.65%, as well as approximately $5.2 million of initial issuance costs, of which approximately $5.0 million and $200,000 were allocated to the liability and equity components, respectively, based on their relative fair values. Issuance costs allocated to the liability component are being amortized using the effective interest method and recognized as non-cash interest expense over the expected term of the Exchangeable Senior Notes.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
Cash coupon	$1,348	$1,348	$4,042	$4,042
Amortization of debt discount	288	275	855	816
Amortization of issuance cost	249	238	739	707
Total interest expense	$1,885	$1,861	$5,636	$5,565

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	September 30, 2021	December 31, 2020
Principal amount	$143,749	$143,749
Unamortized discount	(2,930)	(3,785)
Unamortized issuance cost	(2,532)	(3,271)
Carrying value	$138,287	$136,693

Accrued interest payable for the Exchangeable Senior Notes as of September 30, 2021 and December 31, 2020 was approximately $225,000 and $1.6 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

Unsecured Senior Notes

On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Unsecured Senior Notes due 2026 (the “Unsecured Senior Notes”). The Unsecured Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. However, the Unsecured Senior Notes are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. Interest at a rate of 5.50% per year is payable on May 15 and November 15 of each year, beginning on November 15, 2021, until the stated maturity date of May 25, 2026. The terms of the Unsecured Senior Notes are governed by an indenture, dated May 25, 2021, among the Operating Partnership, as issuer, the Company and the Operating Partnership’s subsidiaries, as guarantors, and GLAS Trust Company LLC, as trustee.

In connection with the issuance of the Unsecured Senior Notes, we recorded approximately $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Unsecured Senior Notes.

The following table details our interest expense related to the Unsecured Senior Notes (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2021	Ended September 30, 2021
Cash coupon	$4,125	5,821
Amortization of issuance cost	299	417
Total interest expense	$4,424	$6,238

The following table details the carrying value of our Unsecured Senior Notes (in thousands):

September 30, 2021
Principal amount	$300,000
Unamortized issuance cost	(6,407)
Carrying value	$293,593

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

The terms of the indenture for the Unsecured Senior Notes require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of September 30, 2021.

On May 25, 2021, the Company, the Operating Partnership and the subsidiaries of the Operating Partnership entered into a registration rights agreement with the representative of the initial purchasers of the Unsecured Senior Notes, pursuant to which the

Company, the Operating Partnership and the subsidiaries of the Operating Partnership agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission within 60 days, and cause to become effective within 180 days, a registration statement registering exchange notes with nearly identical terms to the Unsecured Senior Notes, and to cause an exchange offer to be consummated within 60 days after the registration statement is declared effective. On July 20, 2021, the Company, the Operating Partnership and the subsidiaries of the Operating Partnership filed such a registration statement on Form S-4 with the Securities and Exchange Commission (as amended), which was declared effective on September 10, 2021. On September 14, 2021, the Operating Partnership launched the exchange offer to exchange all validly tendered and outstanding Unsecured Senior Notes for an equal principal amount of a new series of notes which will be registered under the Securities Act of 1933, as amended, and substantially identical to the outstanding Unsecured Senior Notes, except for transfer restrictions and registration rights (see Note 12 for further discussion of the exchange).

Accrued interest payable for the Unsecured Senior Notes as of September 30, 2021 was approximately $5.8 million, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

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

Through September 30, 2021, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and nine months ended September 30, 2021 and 2020 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 2,193,492 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three and nine months ended September 30, 2021, and were included in the computation of diluted earnings per share. The 2,148,218 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were anti-dilutive for the three and nine months ended September 30, 2020, and were excluded from the computation of diluted earnings per share.

For the three and nine months ended September 30, 2021, 78,582 shares issuable upon vesting of performance share units (“PSUs”) granted to certain employees in January 2021 were included in dilutive securities, as the performance thresholds for vesting of these PSUs were met as measured as of September 30, 2021 (see Note 10 for further discussion of the PSUs).

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$30,094	$19,215	$85,360	$44,397
Preferred stock dividends	(338)	(338)	(1,014)	(1,014)
Distribution to participating securities	(147)	(133)	(410)	(369)
Net income attributable to common stockholders used to compute net income per share - basic	29,609	18,744	83,936	43,014
Dilutive effect of Exchangeable Senior Notes	1,885	—	5,636	—
Net income attributable to common stockholders used to compute net income per share - diluted	$31,494	$18,744	$89,572	$43,014

Weighted-average common shares outstanding:
Basic	23,890,537	21,594,637	23,889,903	18,315,231
Restricted stock, RSUs and PSUs	176,675	114,088	174,109	113,997
Dilutive effect of Exchangeable Senior Notes	2,193,492	—	2,193,492	—
Diluted	26,260,704	21,708,725	26,257,504	18,429,228
Net income attributable to common stockholders per share:
Basic	$1.24	$0.87	$3.51	$2.35
Diluted	$1.20	$0.86	$3.41	$2.33

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

The following table presents the carrying value and approximate fair value of financial instruments at September 30, 2021 and December 31, 2020 (in thousands):

	At September 30, 2021		At December 31, 2020

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$554,420	$554,410	$619,275	$619,270
Exchangeable Senior Notes(2)	$138,287	$506,291	$136,693	$397,663
Unsecured Senior Notes(2)	$293,593	$315,789	$—	$—
(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Unsecured Senior Notes were trading in the private market.

As of September 30, 2021 and December 31, 2020, cash equivalent instruments consisted of $115.1 million and $98.3 million, respectively, in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the nine months ended September 30, 2021 is included in the table below:

		Weighted-
	Unvested	Average
	Restricted	Grant Date Fair
	Stock	Value
Balance at December 31, 2020	76,346	$50.14
Granted	7,692	$189.41
Vested	(28,816)	$50.90
Forfeited(1)	(18,303)	$31.99
Balance at March 31, 2021	36,919	$87.57
Granted	1,987	$181.27
Vested	(1,139)	$87.82
Balance at June 30, 2021 and September 30, 2021	37,767	$92.49
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $2.1 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 1.6 years as of September 30, 2021. The fair value of restricted stock that vested during the nine months ended September 30, 2021 was approximately $8.8 million.

The following table summarizes our RSU activity for the nine months ended September 30, 2021. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock Units	Value
Balance at December 31, 2020	36,687	$76.06
Granted	21,873	$189.41
Balance at March 31, 2021	58,560	$118.40
Granted	1,766	$181.27
Balance at June 30, 2021 and September 30, 2021	60,326	$120.24

The remaining unrecognized compensation cost of approximately $4.4 million for RSU awards is expected to be recognized over an amortization period of approximately 2.0 years as of September 30, 2021.

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

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the Performance Period. For the three and nine months ended September 30, 2021, we recognized stock-based compensation expense of $1.0 million and $3.0 million, respectively, relating to the PSU awards. As of September 30, 2021, the remaining unrecognized compensation cost of approximately $9.0 million relating to PSU awards is expected to be recognized over the remaining Performance Period of approximately 2.3 years.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our condensed consolidated balance sheets as of September 30, 2021 is presented in the table below (in thousands):

Year	Amount
2021 (three months ending December 31)	$60
2022	242
2023	249
2024	256
2025	88
Total future contractual lease payments	895
Effect of discounting	(12)
Office lease liability	$883

Improvement Allowances. As of September 30, 2021, we had approximately $355.9 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Loan. As of September 30, 2021, we had $9.6 million of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California. The developer is required to complete construction by June 2022, subject to extension in certain circumstances.

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

12. Subsequent Events

Investments

In October 2021, we acquired a property in California for $51.0 million and executed a lease with Gold Flora, LLC (“Gold Flora”) for the entire property. Gold Flora is expected to complete certain improvements at the property, for which we agreed to provide reimbursement of up to approximately $9.0 million.

In November 2021, we amended our lease with Temescal Wellness of Massachusetts, LLC at one of our Massachusetts properties, increasing the improvement allowance under the lease by $8.7 million to a total of $23.7 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

Unsecured Senior Notes Exchange

On October 19, 2021, in accordance with the registration rights agreement entered into among the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and the initial purchasers of the Unsecured Senior Notes, the Operating Partnership completed its exchange offer to exchange all of the outstanding Unsecured Senior Notes for an equal principal amount of a new issuance of 5.50% Senior Notes due 2026 pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission. A total of $300.0 million aggregate principal amount of the original Unsecured Senior Notes, representing 100% of the outstanding principal amount of the original Unsecured Senior Notes, was validly tendered and received prior to the expiration of the exchange offer. The terms of the new Unsecured Senior Notes are substantially identical to the original Unsecured Senior Notes, except for transfer restrictions and registration rights relating to the original Unsecured Senior Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the ongoing impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; rates of default on leases for our assets; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the demand for regulated cannabis cultivation and processing facilities; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our expected leverage; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our unsecured notes, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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

We are an internally-managed REIT focused on the acquisition, ownership and management of specialized properties leased to experienced, state-licensed operators for their regulated cannabis facilities. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of September 30, 2021, we had 19 full-time employees.

As of September 30, 2021, we owned 75 properties that were 100% leased to state-licensed cannabis operators and comprising an aggregate of approximately 7.3 million rentable square feet (including approximately 2.7 million rentable square feet under development/redevelopment) in 19 states, with a weighted-average remaining lease term of approximately 16.7 years. As of September 30, 2021, we had invested approximately $1.4 billion in the aggregate (excluding transaction costs) and had committed an additional approximately $417.5 million (including improvements and construction costs accrued but not yet funded as of September 30, 2021) to reimburse certain tenants and sellers for completion of construction and improvements at our properties, excluding an $18.5 million construction loan to a developer for construction of a regulated cannabis cultivation and processing facility in California.

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

The current outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

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

In 2020, we undertook in-depth discussions with each of our tenants as they navigated the COVID-19 pandemic and associated severe economic disruption. In light of those discussions, in 2020, we granted temporary base rent and property management fee deferrals to three affected tenants. In connection with these deferrals, we entered into lease amendments with the three affected tenants to apply a portion of the security deposits that we hold under the leases to pay a portion of the March 2020 rent (for one tenant), pay April 2020 rent in full, defer rent for May and June 2020 in full, and provide for the pro rata repayment of the security deposit and deferred rent over an 18 month time period starting July 1, 2020. Pursuant to these amendments, a total of approximately $940,000 of security deposits were applied to the payment of base rent, property management fees and associated lease penalties for March and April 2020, including approximately $185,000 related to the partial payment of the March 2020 base rent and property management fees for one of the tenants; and a total of approximately $1.5 million in rent was deferred for May and June 2020. As of September 30, 2021, we have not executed deferrals for any other tenants, other than the deferrals for the three tenants discussed above. As of September 30, 2021, approximately $2.1 million of the deferred rents, property management fees and security deposits have been repaid, with approximately $411,000 remaining to be paid.

Significant Tenants and Concentrations of Risk

As of September 30, 2021, we owned 75 properties located in 19 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At September 30, 2021, none of our properties accounted for 5% or more of our net real estate held for investment. See Note 2 in the notes to the condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2021.

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

Results of Operations

Investments in Real Estate

See Note 6 in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the nine months ended September 30, 2021.

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental (including tenant reimbursements)	$53,856	$34,327	$145,608	$79,803
Total revenues	53,856	34,327	145,608	79,803

Expenses:
Property expenses	1,365	2,919	2,617	3,933
General and administrative expense	5,307	3,339	16,511	9,695
Depreciation expense	10,891	7,646	29,571	19,299
Total expenses	17,563	13,904	48,699	32,927
Income from operations	36,293	20,423	96,909	46,876
Interest and other income	110	653	325	3,086
Interest expense	(6,309)	(1,861)	(11,874)	(5,565)
Net income	30,094	19,215	85,360	44,397
Preferred stock dividends	(338)	(338)	(1,014)	(1,014)
Net income attributable to common stockholders	$29,756	$18,877	$84,346	$43,383

Revenues.

Rental revenues for the three months ended September 30, 2021 increased by approximately $19.6 million, or 57%, to approximately $53.9 million, compared to approximately $34.3 million for the three months ended September 30, 2020. Approximately $639,000 of the increase in rental revenues was generated by the properties acquired during the three months ended September 30, 2021. The remaining approximately $19.0 million increase in rental revenues was generated by properties we acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvement allowances and construction funding at existing properties that resulted in adjustments to rent. Rental revenues for the three months ended September 30, 2021 and 2020 included approximately $1.4 million and $2.8 million, respectively, of tenant reimbursements for property insurance premiums and property taxes.

Rental revenues for the nine months ended September 30, 2021 increased by approximately $65.8 million, or 82%, to approximately $145.6 million, compared to approximately $79.8 million for the nine months ended September 30, 2020. Approximately $11.9 million of the increase in rental revenue was generated by the properties acquired during the nine months ended September 30, 2021. The remaining approximately $53.9 million increase in rental revenue was generated by properties acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvements allowances and construction funding at existing properties that resulted in adjustments to rent. Rental revenues for the nine months ended September

30, 2021 and 2020 included approximately $2.6 million and $3.7 million, respectively, of tenant reimbursements for property insurance premiums and property taxes. Rental revenues for the nine months ended September 30, 2021 also included $625,000 in stipulated rent paid by the receivership in place previously at our Los Angeles, California property related to rent owed to us by the receivership in 2020. The receivership concluded and we re-leased the property in January 2021 to a subsidiary of Holistic.

Total revenues for the nine months ended September 30, 2020 included the drawdown of part of the security deposits totaling approximately $940,000 at certain properties as part of temporary rent deferral programs offered to three tenants in April 2020 at the onset of the COVID-19 pandemic, that were applied to the payment of base rent, property management fees and associated lease penalties. In addition to the drawdown of part of the security deposits, approximately $1.5 million in base rent and management fees due from these three tenants for May and June 2020 were deferred. As of September 30, 2021, approximately $2.1 million in deferred rents, property management fees and security deposits have been repaid, with approximately $411,000 remaining to be paid. Total revenues for the nine months ended September 30, 2020 also included approximately $422,000 of tenant reimbursements, rent collected and associated lease penalties through the drawdown of the security deposit at our Los Angeles, California property, where the prior tenant was in receivership and defaulted on its lease obligations.

Expenses.

Property Expenses. Property expenses related to property insurance premiums and property taxes paid at certain of our properties.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2021 increased by approximately $2.0 million to approximately $5.3 million, compared to approximately $3.3 million for the three months ended September 30, 2020. General and administrative expense for the nine months ended September 30, 2021 increased by approximately $6.8 million to approximately $16.5 million, compared to approximately $9.7 million for the nine months ended September 30, 2020. The increase in general and administrative expense for both periods was primarily due to higher compensation to employees, the hiring of additional employees and higher public company costs, travel and occupancy costs. Compensation expense for the three and nine months ended September 30, 2021 included approximately $2.2 million and $6.4 million, respectively, of non-cash stock-based compensation. Compensation expense for the three and nine months ended September 30, 2020 included approximately $841,000 and $2.5 million, respectively, of non-cash stock-based compensation.

Depreciation Expense. The increase in depreciation expense was related to depreciation on properties that we acquired and the placement into service of construction and improvements at certain of our properties.

Interest and Other Income. Interest and other income for the three months ended September 30, 2021 decreased by approximately $543,000 compared to the three months ended September 30, 2020. The decrease was due to lower interest rates on our interest-bearing investments, partially offset by higher balances of interest bearing investments, resulting from proceeds from our issuance of the Unsecured Senior Notes. Interest and other income for the nine months ended September 30, 2021 decreased by approximately $2.8 million compared to the nine months ended September 30, 2020. The decrease was due to lower interest rates on our interest-bearing investments, partially offset by higher balances of interest bearing investments resulting from proceeds from our common stock offerings and issuance of the Unsecured Senior Notes.

Interest Expense. Interest expense consists of interest on our Exchangeable Senior Notes issued in February 2019 and our Unsecured Senior Notes issued in May 2021. Interest expense for the three months ended September 30, 2021 and 2020 included approximately $836,000 and $513,000, respectively, of non-cash interest expense; and interest expense for the nine months ended September 30, 2021 and 2020 included approximately $2.0 million and $1.5 million, respectively, of non-cash interest expense.

Cash Flows

Comparison of the Nine Months Ended September 30, 2021 and 2020

	September 30,
	2021	2020	Change
Net cash provided by operating activities	$140,959	$76,578	$64,381
Net cash used in investing activities	(333,474)	(721,284)	387,810
Net cash provided by financing activities	193,807	688,464	(494,657)
Ending cash and cash equivalents	127,298	161,074	(33,776)

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2021 and 2020 were approximately $141.0 million and $76.6 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, partially offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2021 were approximately $333.5 million, of which approximately $398.6 million related to investments in real estate and funding of a portion of the improvement allowances, construction funding at our properties and other investments, partially offset by approximately $65.1 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the nine months ended September 30, 2020 were approximately $721.3 million, of which approximately $392.2 million primarily related to the purchase of investment in real estate and funding of a portion of the improvement allowances and construction funding at our properties, and approximately $329.1 million related to the net purchases and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities of approximately $193.8 million during the nine months ended September 30, 2021 was the result of approximately $293.2 million in net proceeds from the issuance of our Unsecured Senior Notes, partially offset by dividend payments of approximately $96.0 million to common and preferred stockholders and approximately $3.4 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Net cash provided by financing activities of approximately $688.5 million during the nine months ended September 30, 2020 was the result of approximately $741.1 million in net proceeds from the follow-on issuance of shares of our common stock, partially offset by dividend payments of approximately $50.5 million to common and preferred stockholders and approximately $2.2 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

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

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, we completed the private placement of $300.0 million aggregate principal amount of Unsecured Senior Notes issued by our Operating Partnership. The Unsecured Senior Notes are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us and all of the direct and indirect subsidiaries of the Operating Partnership, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. The terms of the Unsecured Senior Notes are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of September 30, 2021. Subject to the terms of the indenture, any new subsidiary of the Operating Partnership will also guarantee the Unsecured Senior Notes. In addition, the terms of the indenture provide that if the debt rating on the Unsecured Senior Notes is downgraded or withdrawn entirely, interest on the Unsecured Senior Notes will increase to a range of 6.0% to 6.5% based on such debt rating.

We are party to equity distribution agreements with six sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $500.0 million in shares of our common stock. As of September 30, 2021, we had approximately $231.7 million in shares of common stock available for issuance under the ATM Program and did not issue any shares of common stock under the ATM Program during the nine months ended September 30, 2021.

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

The following table describes the dividends declared by the Company during the nine months ended September 30, 2021:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 15, 2021	Common stock	$1.32	January 1, 2021 to March 31, 2021	April 15, 2021	$31,660
March 15, 2021	Series A preferred stock	$0.5625	January 15, 2021 to April 14, 2021	April 15, 2021	$338
June 15, 2021	Common stock	$1.40	April 1, 2021 to June 30, 2021	July 15, 2021	$33,584
June 15, 2021	Series A preferred stock	$0.5625	April 15, 2021 to July 14, 2021	July 15, 2021	$338
September 15, 2021	Common stock	$1.50	July 1, 2021 to September 30, 2021	October 15, 2021	$35,983
September 15, 2021	Series A preferred stock	$0.5625	July 15, 2021 to October 14, 2021	October 15, 2021	$338

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2021 (in thousands):

Payments Due	Unsecured	Exchangeable
by Year	Senior Notes	Senior Notes	Interest	Office Rent	Total
2021 (three months ending December 31)	$—	$—	$7,883	$60	$7,943
2022	—	—	21,891	242	22,133
2023	—	—	21,891	249	22,140
2024	—	143,749	18,836	256	162,841
2025	—	—	16,500	88	16,588
2026	300,000	—	8,671	—	308,671
Total	$300,000	$143,749	$95,672	$895	$540,316

Additionally, as of September 30, 2021, we had approximately $355.9 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. As of September 30, 2021, we also had $9.6 million outstanding in commitments to fund a construction loan, which the developer is required to complete by June 2022, subject to extension in certain circumstances. As of September 30, 2021, these amounts had not been requested. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

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

For the three and nine months ended September 30, 2021, FFO (diluted), AFFO and FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 2,193,492 shares for both periods, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the respective periods. These adjustments applied only for the three and nine months ended September 30, 2021. The Exchangeable Senior Notes were anti-dilutive for purposes of calculating earnings per diluted share for the three and nine months ended September 30, 2020, and as such, were treated as anti-dilutive for purposes of calculating FFO, AFFO and FFO and AFFO per diluted share for the three and nine months ended September 30, 2020.

For the three and nine months ended September 30, 2021, 78,582 shares issuable upon vesting PSUs granted to certain employees in January 2021 were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of September 30, 2021.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$29,756	$18,877	$84,346	$43,383
Real estate depreciation	10,891	7,646	29,571	19,299
FFO attributable to common stockholders (basic)	40,647	26,523	113,917	62,682
Cash and non-cash interest expense on Exchangeable Senior Notes	1,885	—	5,636	—
FFO attributable to common stockholders (diluted)	42,532	26,523	119,553	62,682
Stock-based compensation	2,191	841	6,424	2,488
Non-cash interest expense	299	513	417	1,521
AFFO attributable to common stockholders	$45,022	$27,877	$126,394	$66,691
FFO per common share – basic	$1.70	$1.23	$4.77	$3.42
FFO per common share – diluted	$1.62	$1.22	$4.55	$3.40
AFFO per common share – basic	$1.83	$1.29	$5.12	$3.64
AFFO per common share – diluted	$1.71	$1.28	$4.81	$3.62
Weighted average common shares outstanding – basic	23,890,537	21,594,637	23,889,903	18,315,231
Restricted stock, RSUs and PSUs	176,675	114,088	174,109	113,997
Dilutive effect of Exchangeable Senior Notes	2,193,492	—	2,193,492	—
Weighted average common shares outstanding – diluted	26,260,704	21,708,725	26,257,504	18,429,228

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates and assumptions. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our condensed consolidated financial statements. Our accounting policies are more fully discussed in Note 2 to the condensed consolidated financial statements.

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

We capitalize costs associated with development and redevelopment activities and tenant improvements when we are considered to be the accounting owner of the resulting assets. The development and redevelopment activities may be funded by us pursuant to the lease. We are generally considered the accounting owner for such improvements that are attached to or built into the premises, which are required under the lease to be surrendered to us upon the expiration or earlier termination of the lease. Typically, such improvements include, but are not limited to, ground up development, and enhanced HVAC, plumbing, electrical and other building systems.

Amounts capitalized are depreciated over estimated useful lives determined by management. We depreciate buildings and improvements and tenant improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years.

Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment. Project costs that are clearly associated with the acquisition and development or redevelopment of a real estate project, for which we are the accounting owner, are capitalized as a cost of that project. Expenditures that meet one or more of the following criteria generally qualify for capitalization:

●	the expenditure provides benefit in future periods; and

●	the expenditure extends the useful life of the asset beyond our original estimates

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

Revenue Recognition and Accounts Receivable

Our existing tenant leases and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent and property management fees. We account for our leases as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of lease payments is not probable. Rental increases based upon changes in the U.S. Consumer Price Index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses are included in rental revenues in the period when such costs are incurred and reimbursed by the tenants. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our condensed consolidated financial statements.

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

As lessee, we recognized a liability to account for our future obligations related to our corporate office lease, which has a remaining lease term of approximately 3.5 years and 4.3 years as of September 30, 2021 and December 31, 2020, respectively, excluding the extension option that we are not reasonably certain to exercise, and a corresponding right-of-use asset. The lease liability is measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Our leases continued to be classified as operating leases and we continue to record revenue for each of our properties on a cash basis. Our tenant reimbursable revenue and property expenses continue to be presented on a gross basis as rental revenue and as property expenses, respectively, on our condensed consolidated statements of income. Property taxes paid directly by the lessee to a third party continue to be excluded from our condensed consolidated financial statements.

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

One of our leases that was entered into prior to 2019 provides the lessee with a purchase option to purchase the leased property at the end of the initial lease term in September 2034, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property at the greatest of (a) the fair value; (b) the value determined by dividing the then-

current base rent by 8%; and (c) an amount equal to our gross investment in the property (including the purchase price at acquisition and any additional investment in the property made by us during the term of the lease), indexed to inflation. At September 30, 2021, our gross investment in the property with the purchase option was approximately $30.5 million. At September 30, 2021, the purchase option was not exercisable.

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

Interest Rate Risk

As of September 30, 2021, we had $300.0 million of Unsecured Senior Notes and approximately $143.75 million of Exchangeable Senior Notes outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2021 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. The risks as updated below and as described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

We also compete as a provider of capital to regulated cannabis operators with alternative financing sources to these companies, including both equity and debt financing alternatives. For example, many larger, publicly traded multi-state cannabis operators are able to raise significant capital through public equity offerings, in addition to access to significant debt financing options. Furthermore, changes in federal regulations pertaining to cannabis could also lead to increased access to U.S. capital markets for our competitors and for regulated cannabis operators (including but not limited to access to the Nasdaq Stock Market and/or the New York Stock Exchange). According to analysis by Viridian Capital Advisors (“Viridian”), U.S. cannabis companies raised approximately $7.0 billion in capital raising through October 22, 2021. In addition, through October 22, 2021, Viridian was tracking 186 U.S. targeted M&A transactions totaling $8.3 billion in total consideration. These statistics represent year-to-date totals significantly higher than any prior year’s comparable period.

Increased competition for properties as a result of greater clarity of the federal regulatory environment may also preclude us from acquiring those properties that would generate attractive returns to us.

By way of example, Congress introduced or re-introduced several proposed bills in the current legislative cycle focused on the regulated cannabis industry, including but not limited to, the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the Secure and Fair Enforcement (SAFE) Banking Act (the “SAFE Banking Act”) and in July 2021, a preliminary draft of the Cannabis Administration and Opportunity Act (the “CAO Act”). If it became law, the MORE Act, which was passed by the U.S. House of Representatives in the prior legislative cycle and re-introduced in May 2021, would, among other things, remove cannabis as a Schedule I controlled substance under the Controlled Substances Act of 1970 (the “CSA”) and make available U.S. Small Business Administration funding for regulated cannabis operators. If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. In April 2021, the SAFE Banking Act was reintroduced again for the fourth time in the U.S. House of Representatives and passed; the bill is expected to be reintroduced in the U.S. Senate for consideration. In September 2021, the SAFE Banking Act passed the U.S. House of Representatives for a fifth time, included as an amendment to the National Defense Authorization Act. In July 2021, a preliminary draft of the CAO Act was introduced, which would, among other things, remove cannabis as a Schedule I controlled substance under the CSA, provide deference to states to determine their own cannabis policies, transfer regulatory responsibility of cannabis to the U.S. Food and Drug Administration and certain other federal regulatory agencies, and establish a federal taxation framework for regulated cannabis sales.

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

Dated November 4, 2021