Form 10-K
period 2021-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2022-02-24
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $4.5 billion, based upon the last reported sale price of $191.02 per share on the New York Stock Exchange on June 30, 2021, the last business day of the Registrant’s most recently completed second quarter.

As of February 24, 2022, there were 25,624,772 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innovative Industrial Properties, Inc.’s Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-K – ANNUAL REPORT

DECEMBER 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, as well as by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	the impact of the ongoing COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally;
●	our business and investment strategy;
●	our projected operating results;
●	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
●	rates of default on leases for our assets;
●	availability of suitable investment opportunities in the regulated cannabis industry;
●	our understanding of our competition and our potential tenants’ alternative financing sources;
●	the demand for regulated cannabis cultivation and processing facilities;
●	concentration of our portfolio of assets and limited number of tenants
●	the estimated growth in and evolving market dynamics of the regulated cannabis market;
●	the expected medical-use or adult-use cannabis legalization in certain states;
●	shifts in public opinion regarding regulated cannabis;
●	the additional risks that may be associated with certain of our tenants cultivating adult-use cannabis in our cultivation facilities;
●	the state of the U.S. economy generally or in specific geographic areas;
●	economic trends and economic recoveries;
●	our ability to access equity or debt capital;

●	financing rates for our target assets;
●	our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility;
●	covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition;
●	our ability to maintain our investment grade credit rating;
●	changes in the values of our assets;
●	our expected portfolio of assets;
●	our expected investments;
●	interest rate mismatches between our assets and our borrowings used to fund such investments;
●	changes in interest rates and the market value of our assets;
●	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;
●	the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
●	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “Investment Company Act”);
●	availability of qualified personnel; and
●	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2021, we had 18 full-time employees.

Our corporate office is located at 1389 Center Drive, Suite 200, Park City, Utah 84098. Our telephone number is (858) 997-3332.

2021 Highlights

Investments

During 2021, we acquired 37 new properties and made additional investments into existing properties under development or redevelopment. As of December 31, 2021, we owned 103 properties comprising an aggregate of approximately 7.7 million rentable square feet (including approximately 2.5 million rentable square feet under development/redevelopment) in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Washington, with a weighted-average remaining lease term of approximately 16.6 years. As of December 31, 2021, we had invested an aggregate of approximately $1.7 billion across our property portfolio (consisting of purchase price and construction funding and improvements reimbursed to tenants, but excluding transaction costs) and had committed an additional approximately $316.1 million to reimburse certain tenants and sellers for completion of construction and improvements at our properties. Of the approximately $316.1 million committed to reimburse certain tenants and sellers for completion of construction and improvements at our properties, approximately $46.3 million was incurred as of December 31, 2021. These statistics do not include an $18.5 million loan from us to a developer for construction of a regulated cannabis cultivation and processing facility in California and up to $55.0 million that may be funded between June 15, 2022 and July 31, 2022 pursuant to our lease with a tenant at one of our Pennsylvania properties, as the tenant at that property may not elect to have us disburse those funds and pay us the corresponding base rent on those funds. For more information regarding our properties and tenants, see the sections entitled “— Tenant Concentration” and “— Geographic Concentration” below.

Financial Results

	Years Ended December 31,		Percentage
	2021	2020	Increase

	(dollars in thousands, except per share data)
Rental revenues (including tenant reimbursements)	$204,551	$116,896	75%
Net income attributable to common stockholders	$112,638	$64,378	75%
Net income attributable to common stockholders per share – diluted	$4.55	$3.27	39%
AFFO(1)	$174,984	$98,078	78%
AFFO per share – diluted(1)	$6.66	$5.01	33%
Dividends per share of common stock declared	$5.72	$4.47	28%
(1)	For a definition and discussion of adjusted funds from operations (“AFFO”) and a reconciliation of AFFO to net income attributable to common stockholders, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capital Activities

In May 2021, we received an investment grade rating from a ratings agency, and our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Operating Partnership’s 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). However, the Notes due 2026 are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. Interest at a rate of 5.50% per year is payable on May 15 and November 15 of each year until the stated maturity date of May 25, 2026.

In December 2021, our Operating Partnership entered into separate privately-negotiated exchange agreements with certain holders of the Exchangeable Senior Notes, pursuant to which the Operating Partnership delivered and paid an aggregate of (a) 1,684,237 shares of the Company’s common stock and (b) approximately $2.3 million in cash, collectively, in exchange for approximately $110.4 million principal amount of the Exchangeable Senior Notes (the “Exchange Transactions”). Following the closing of the Exchange Transactions, approximately $33.4 million in aggregate principal amount of the Exchangeable Senior Notes remain outstanding with terms unchanged.

Our Properties

Generally

We have acquired and intend to continue to acquire specialized industrial real estate assets operated by state-licensed cannabis operators through sale-leaseback transactions and third-party purchases. In sale-leaseback transactions, concurrently upon closing of the acquisition, we lease the properties back to the sellers under long-term, triple-net lease agreements. Based on our properties and ongoing review of potential acquisitions, indoor cultivation facilities generally have similar shells as standard light industrial buildings or greenhouses. However, based on our diligence, the regulated cannabis cultivation process typically requires a finely tuned environment to achieve consistent high quality and specificity in cannabinoid levels and to maximize yields, which translates into certain capital improvements in the building’s infrastructure. These improvements can include enhanced HVAC systems for climate and humidity control, high capacity electrical and plumbing systems, specialized lighting systems, and sophisticated building management, cultivation monitoring and security systems. Through our sale-leaseback strategy, we serve as a source of capital to these licensed regulated cannabis operators, allowing them to redeploy their sale proceeds into their core operations to grow their business and achieve higher returns. We may also purchase properties from third parties and fund the necessary improvements through a long-term lease with an identified tenant, which provides those tenants with increased cash flow to deploy in their operating businesses.

As of December 31, 2021, the tenant at each of our leased properties is generally responsible for paying all structural repairs, maintenance expenses, insurance and real estate taxes related to the property during the term of the applicable lease. For additional information on our properties as of December 31, 2021, see Item 2, “Properties.”

Our Competitive Strengths

We believe that we have the following competitive strengths:

●	Experienced and Committed Management Team. Alan Gold, our executive chairman, and other members of our senior management team have substantial experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets. In particular, in August 2004, Mr. Gold and Gary Kreitzer, vice chairman of our board of directors, founded BioMed Realty Trust, Inc. (formerly NYSE: BMR) (“BioMed Realty”), an internally-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry, an industry they believed to be underserved by commercial property investors and lenders and poised for significant growth. Mr. Gold served as chairman of the board of directors and chief executive officer and Mr. Kreitzer served as executive vice president and a member of the board of directors from the founding of BioMed Realty in 2004 through the acquisition of BioMed Realty by an affiliate of The Blackstone Group, L.P. in 2016.
●	Recurring Revenue with Contractual Escalations. As of December 31, 2021, we had acquired 103 properties and lease our properties on triple-net leasing arrangements to licensed cannabis operators with a weighted-average remaining lease term of approximately 16.6 years, and which are subject to contractual rental rate increases. Along with our existing portfolio, we expect to continue to enter into additional similar transactions structured to provide recurring revenue with contractual escalations.
●	Demonstrated Investment Acumen. We utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our extensive experience and relationships in the real estate and regulated cannabis industry enable us to identify, negotiate and close on acquisitions and leases with established operators and other operators who have been among the top candidates in the rigorous state licensing process.
●	Positive Regulated Cannabis Industry Trends. Based on the tremendous historical and projected growth for the regulated cannabis industry, we expect to see significant spending by state-licensed cannabis operators on their existing and new state-licensed cannabis facilities, presenting an opportunity for us to be a key capital provider in their expansion initiatives.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, and (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions. Our primary strategy to achieve our business objective is to acquire and own a portfolio of specialized industrial properties, including regulated cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated cannabis industry. This strategy includes the following components:

●	Owning Specialized Industrial Properties and Related Real Estate Assets for Income. We primarily acquire regulated cannabis facilities from licensed operators who will continue their cultivation, processing and/or dispensing operations after our acquisition of the property. We expect to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed operators.
●	Expanding as Additional States Enact Regulated Cannabis Programs. We acquire properties in the United States, with a focus on states that have established regulated cannabis programs. As of December 31, 2021, we owned properties in 19 states, and we expect that our acquisition opportunities will continue to expand as additional states establish regulated cannabis programs and license new operators.
●	Providing Expansion Capital to Existing Tenants as an Additional Source of Income. We have provided expansion capital for many of our existing tenant operators as they expand operations in additional states and locations within a state, as well as capital for continued enhancements of production capacity at existing facilities that these operators lease from us, which correspond to adjustments in rent under the applicable leases and other provisions in certain cases. We expect to continue to focus on executing on these expansion initiatives with our tenant operators.
●	Preserving Financial Flexibility on our Balance Sheet. We are focused on maintaining a flexible capital structure for financing our growth initiatives. As of December 31, 2021, we had debt comprised of approximately $33.4 million principal amount of Exchangeable Senior Notes and $300.0 million principal amount of Notes due 2026, representing a total annual fixed cash interest obligation of approximately $17.8 million and representing approximately 15% of our total gross assets of approximately $2.2 billion, with no debt maturing in 2022 or 2023.

Our Target Markets

Our target markets include states that have established regulated cannabis programs. As of December 31, 2021, we owned 103 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Washington. According to the National Conference of State Legislatures, as of February 3, 2022, 37 states and the District of Columbia have legalized cannabis for medical use, 18 states and the District of Columbia have legalized cannabis for adult-use, and an additional eleven states have legalized “low THC, high cannabidiol (CBD)” products for medical reasons in limited situations.

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

Market Opportunity

The Regulated Cannabis Industry

Overview

We believe that a convergence of changing public attitudes and increased legalization momentum in various states toward regulated cannabis creates an attractive opportunity to invest in the industrial real estate sector with a focus on regulated cannabis facilities. We also believe that the increased sophistication of the regulated cannabis industry and the development of strong business, operational and compliance practices have made the sector more attractive for investment. Increasingly, state-licensed cannabis cultivation, processing and dispensing facilities are becoming sophisticated business enterprises that use state-of-the-art technologies and well-honed business and operational processes to produce and dispense at scale high-quality, high-consistency cannabis products that drive in part their financial performance.

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

We believe that the following conditions, which are described in more detail below, create an attractive opportunity to invest in industrial real estate assets that support the regulated cannabis industry:

●	significant industry growth in recent years and expected continued growth;
●	a continuing shift in public opinion and increasing momentum toward the legalization of cannabis under state law; and
●	limited access to capital by industry participants in light of risk perceived by financial institutions of violating federal laws and onerous regulatory guidelines for offering banking services to cannabis-related businesses.

Industry Growth and Trends

According to BDSA, state-legal cannabis sales in the United States are projected to grow from $18 billion in 2020 to over $47 billion by 2026.

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

Shifting Public Attitudes and State Law and Legislative Activity

We believe that the growth of the regulated cannabis industry has been fueled, in part, by the rapidly changing public attitudes in the United States. A 2019 poll by Quinnipiac University found that 93% of Americans support patient access to medical-use cannabis, if recommended by a doctor, which was the same level of support from a similar poll conducted by Quinnipiac University in 2018. In a poll by Gallup conducted in November 2021, a record-high 68% of Americans supported full legalization of cannabis in the United States.

As of February 3, 2022, 37 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2021. In addition, as of February 3, 2022, 18 states have legalized cannabis for adult-use.

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

Market Opportunity and Associated Risks

We focus on purchasing specialized industrial real estate assets for the regulated cannabis industry. We believe that our sale-leaseback and other real estate solutions offer an attractive alternative to state-licensed cannabis operators who may have limited access to traditional financing alternatives. We have acquired and intend to continue to acquire regulated cannabis facilities in states that permit regulated cannabis operations.

Notwithstanding the foregoing market opportunity and trends, and despite legalization at the state level, we continue to believe that the current state of federal law creates significant uncertainty and potential risks associated with investing in regulated cannabis facilities, including but not limited to potentially heightened risks related to the use of such facilities for adult-use cannabis operations, if a state passes such laws. For a more complete description of these risks, see the sections “— Governmental Regulation” below and “Risks Related to Regulation” under Item 1A, “Risk Factors.”

Tenant Concentration

As of December 31, 2021, all of our revenues were derived from 103 properties. The following table sets forth the five tenants in our property portfolio that represented the largest percentage of our total rental revenue (including tenant reimbursements) for the year ended December 31, 2021:

		Percentage of
	Number of	Rental
Tenant(1)	Leases	Revenue
PharmaCann Inc.	5	12%
SH Parent, Inc. ("Parallel")	4	10%
Ascend Wellness Holdings, Inc.	3	9%
Cresco Labs Inc.	5	8%
Kings Garden Inc.	6	8%
Totals	23	47%
(1)	Includes leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

Many of our tenants have limited histories of operations, and have not yet been profitable, or have been profitable only for a short period of time. For some or all of 2022, we expect that many of our tenants will continue to incur losses as their expenses increase in connection with the expansion of their operations, and that they have made and will continue to make rent payments to us from proceeds from the sale of the applicable property or cash on hand, and not funds from operations. Furthermore, each of our leases does not prohibit the tenant from conducting adult-use cannabis operations at the applicable property, provided such operations are in compliance with applicable state and local laws. As such, our tenant may conduct adult-use cannabis operations at the property it leases from us, which in turn could expose that tenant, us and our property to different and greater risks, including heightened risks of enforcement of federal laws. For example, Arizona, California, Colorado, Illinois, Massachusetts, Michigan, Nevada, New Jersey, New York, Virginia and Washington permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

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

Geographic Concentration

The following table sets forth certain state-by-state information regarding our property portfolio for the year ended and as of December 31, 2021 (dollars in thousands):

			Rental Revenue	Percentage
			for	of
	Number of	Rentable	the Year Ended	Rental
State	Properties	Sq. Ft.(1)	December 31, 2021(2)	Revenue
Arizona	2	360,000	$3,518	1.7%
California	13	902,000	22,085	10.8
Colorado	27	233,000	2,347	1.2
Florida	4	1,008,000	20,959	10.2
Illinois	7	907,000	28,808	14.1
Maryland	2	184,000	4,875	2.4
Massachusetts	7	718,000	26,057	12.8
Michigan	14	920,000	25,767	12.6
Minnesota	1	89,000	1,661	0.8
Missouri	1	83,000	184	0.1
Nevada	1	43,000	1,452	0.7
New Jersey	3	177,000	6,608	3.2
New York	2	531,000	10,878	5.3
North Dakota	3	42,000	1,584	0.8
Ohio	4	217,000	7,990	3.9
Pennsylvania	9	1,072,000	32,526	15.9
Texas	1	63,000	1,874	0.9
Virginia	1	82,000	2,700	1.3
Washington	1	114,000	2,678	1.3
Total	103	7,745,000	$204,551	100%
(1)	Includes approximately 2.5 million square feet under development/redevelopment.
(2)	Includes tenant reimbursements of approximately $4.4 million for insurance and taxes in the aggregate.

See discussion under Item 1A, “Risk Factors,” under the caption “Our properties are, and are expected to continue to be, geographically concentrated in states that permit licensed cannabis operations, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property.” The regulated cannabis market is in its early stages; is generally subject to strict regulations providing for, among other things, comprehensive product testing and tracking systems, limited medical conditions for treatment with medical-use cannabis, limitations on the form in which medical cannabis can be consumed and enhanced registration requirements for patients and physicians; is subject in many instances to significant taxation burdens at the federal, state and local levels; competes in many instances with non-licensed cannabis operators due in part to limited enforcement by state and local authorities; and may face opposition from local municipalities within a state, any of which may contribute to a particular market not growing and developing in the way that we or our tenants projected.

Our Financing Strategy

We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock, preferred stock and notes. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that we can reinvest the proceeds of such an offering in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our focus on serving the regulated cannabis industry. Our investment guidelines provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants, debt securities and other securities to the extent necessary or advisable to meet our liquidity needs.

Risk Management

As of December 31, 2021, we owned 103 properties located in 19 states. Many of our tenants are tenants at multiple properties. We will continue to attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 20% of our total assets and that properties leased to a single tenant (individually or together with its affiliates) will not exceed 20% of our total assets. Notwithstanding the foregoing, the industry continues to experience significant consolidation among regulated cannabis operators, and certain of our tenant operators may combine, increasing the concentration of our tenant portfolio with those consolidated operators.

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

We evaluate the credit quality of our tenants and any guarantors on an ongoing basis. In addition, we monitor the payment history data for all of our tenants and, in some instances, we monitor our tenants by periodically conducting site visits and meeting with the tenants to discuss their operations. In many instances, we will generally not be entitled to financial results or other credit-related data from our tenants. See the section “Risks Related to Our Business” under Item 1A, “Risk Factors.”

Competition

The current market for properties that meet our investment objectives is limited. In addition, we believe finding properties that are appropriate for the specific use of allowing regulated cannabis operators may be limited as more competitors enter the market, and as regulated cannabis operators obtain greater access to alternative financing sources, including but not limited to equity and debt financing sources.

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

In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing regulated cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase substantially, resulting in increased demand and increased prices paid for these properties. Furthermore, changes in federal regulations pertaining to cannabis could also lead to increased access to U.S. capital markets for our competitors and for regulated cannabis operators (including but not limited to access to the Nasdaq Stock Market and/or the New York Stock Exchange). We compete for the acquisition of properties primarily based on purchase price and the lease terms (including rental rates, lease duration and improvement allowances, among others) in our sale leaseback and other real estate capital transactions. If we pay higher prices for properties or offer lease terms that are less attractive for us, our profitability may decrease, and you may experience a lower return on our common stock. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

Governmental Regulation

Federal Laws Applicable to the Regulated Cannabis Industry

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. The U.S. federal government regulates drugs through the Controlled Substances Act of 1970 (the “CSA”). The CSA classifies marijuana (cannabis) as a Schedule I controlled substance, and as such, the manufacture, distribution and dispensing of marijuana is illegal under U.S. federal law. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. That means that the federal government may enforce U.S. drug laws against companies operating in accordance with state cannabis laws, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Agency (“DEA”), may enforce current federal law.

Under the Obama administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized as inefficient the use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis where states have enacted laws legalizing cannabis in some form and have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations was not a priority for the DOJ. Instead, the Cole Memo directed U.S.

Attorney’s Offices discretion not to investigate or prosecute state law compliant participants in the medical cannabis industry who did not implicate one or more specifically identified federal government priorities, including preventing interstate diversion or distribution of cannabis to minors.

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving cannabis (the “Sessions Memo”). The Sessions Memo instructed federal prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutors when deciding whether to pursue prosecutions related to cannabis activities. As a result, federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future and it remains unclear what impact the Sessions Memo will have on the regulated cannabis industry, if any.

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

Attorney General Merrick Garland, who was confirmed as U.S. Attorney General on March 10, 2021, has not provided a clear policy directive for the United States as it pertains to state-legal cannabis-related activities, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce current U.S. federal laws.

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place.  Commonly referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015.  Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 27, 2020, the omnibus spending bill passed including the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2021. Congress did not pass the next spending bill before the September 30, 2021 deadline, and as of the date hereof, has still not passed an appropriations bill for fiscal year 2022. On December 3, 2021, President Biden signed the Further Extending Government Funding Act which included the Rohrabacher-Blumenauer Amendment, extending its application through February 18, 2022, which was further extended through a stopgap appropriations bill until March 11, 2022. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Furthermore, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants cultivate, process and/or dispense adult-use cannabis now (and may in the future) in our facilities that are permitted by such state and local laws, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively medical-use cannabis facilities, including not providing protection under the above Congressional spending provision.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis production, processing or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in regulated cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture. See Item 1A, “Risk Factors – Risks Relating to Regulation.”

State Laws Applicable to the Regulated Cannabis Industry

In most states that have legalized cannabis in some form, the growing, processing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing, processing and/or dispensing of cannabis. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, regulations governing the medical cannabis program (such as the type of cannabis products permitted under the program, qualifications and registration of health professionals that may recommend treatment with medical cannabis, and the types of medical conditions that qualify for medical cannabis), product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, local municipality bans on operations and operator licensing processes and renewals. As a result of these and other factors, if our tenants default under their leases, we may not be able to find new tenants that can successfully engage in the cultivation, processing or dispensing of regulated cannabis on the properties.

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

Laws Applicable to Financial Services for the Regulated Cannabis Industry

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

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Concurrently with the FinCEN Memorandum, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal anti-money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCEN Memorandum sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses and echoed the enforcement priorities of the Cole Memo. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal anti-money laundering laws. These cannabis-related SARs are divided into three categories – cannabis limited, cannabis priority, and cannabis terminated – based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

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

Agricultural Regulation

The properties that we acquire are used primarily for cultivation and production of regulated cannabis and are subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment, and eminent domain.

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

We believe that our existing properties have, and other properties that we acquire in the future will have, sources of water that provide sufficient amounts of water necessary for the current operations at each location. However, should the need arise for additional water from wells and/or surface water sources, we may be required to obtain additional permits or approvals or to make other required notices prior to developing or using such water sources. Permits for drilling water wells or withdrawing surface water may be required by federal, state and local governmental entities pursuant to laws, ordinances, regulations or other requirements, and such permits may be difficult to obtain due to drought, the limited supply of available water within the districts of the states in which our properties are located or other reasons.

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

Because properties we own may be used for growing cannabis, there may be other additional land use and zoning regulations at the state or local level that affect our properties that may not apply to other types of agricultural uses. For example, certain states in which our properties are located require stringent security systems in place at grow facilities, and require stringent procedures for disposal of waste materials.

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

We are also committed to the health and safety of our employees. Since the beginning of the COVID-19 pandemic, we have implemented a number of safety protocols to protect our employees, including protocols regarding social distancing and working remotely. Our experienced team adapted quickly to these changes and has managed our business successfully during this challenging time.

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

We also coordinate periodic team and individual community giving activities (both in terms of hands-on volunteering and continued financial contributions), soliciting input from our employees regarding charitable organizations and community activities that they would like to support.

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

Risks Related to Our Business

●	The current COVID-19 pandemic, or a similar future outbreak, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our business.
●	We have a limited operating history, and may not be able to continue to operate our business successfully.
●	The inability of any single tenant to make its lease payments could adversely affect our business.

●	Competition for the acquisition of properties suitable for regulated cannabis operations and alternative financing sources for licensed operators may make new acquisitions difficult or less economically attractive.
●	Our growth will depend upon future acquisitions of regulated cannabis facilities, and we may be unable to consummate acquisitions on advantageous terms.
●	There may only be a limited number of cannabis facilities operated by suitable tenants available for acquisition.
●	Many of our tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all.
●	We are focused on properties leased to licensed cannabis operators, and a decrease in demand for these types of facilities would have a greater impact on us than if we had a more diversified property portfolio.
●	Our real estate investments consist of primarily properties suitable for cultivation and production of cannabis, which may be difficult to sell or re-lease upon tenant defaults or lease terminations.
●	The assets we acquire may be subject to impairment charges.
●	Our tenants may be unable to renew or otherwise maintain their licenses for their cannabis operations, which may result in such tenants not being able to operate their businesses and defaulting on their lease payments.
●	We acquire our properties “as-is,” which increases the risk of costs to remedy defects without recourse.
●	Our property portfolio is and will be geographically concentrated in certain states that make us subject to social, political and economic risks of doing business in these states.
●	We face significant risks associated with the development and redevelopment of properties that we acquire.
●	Some of our tenants could be susceptible to bankruptcy.
●	Our tenants may be subject to Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”), because of the nature of their business activities, which could have an adverse impact on their financial condition due to a disallowance of certain tax deductions.
●	We have acquired and may continue to acquire and lease cannabis retail stores and dispensaries, which present additional risks in comparison to properties for the cultivation and production of regulated cannabis.
●	We are exposed to the potential impacts of future climate change.
●	Liability for uninsured losses could adversely affect our financial condition.
●	If our properties’ access to adequate water and power supplies is interrupted, it could harm our ability to lease the properties for regulated cannabis cultivation and production.
●	We may have a difficult time obtaining the insurance policies with our focus on the regulated cannabis industry.
●	Construction loans involve an increased risk of loss and other risks that are different from owning and leasing properties.
●	We may purchase properties subject to ground leases or engage in other transactions involving ground leases.

Risks Related to Regulation

●	Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.
●	Certain of our tenants engage in operations for the adult-use cannabis industry, which may subject us and our properties to additional risks associated with such adult-use cannabis operations.
●	New laws adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cannabis operations may be modified or eliminated in the future.
●	Our ability to grow our business depends on state laws pertaining to the cannabis industry.
●	U.S. Food and Drug Administration (“FDA”) regulation of cannabis facilities could negatively affect the regulated cannabis industry.
●	We and our tenants may have difficulty accessing the service of banks and other financial institutions.
●	Property owners located in close proximity to our properties may assert claims against our cannabis facilities.
●	Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially adversely affect our operations, and we cannot predict the impact that future regulations may have on us.
●	Assets leased to cannabis businesses may be forfeited to the federal government.
●	We may have difficulty accessing bankruptcy courts.
●	The properties that we acquire are subject to extensive regulations, which may result in significant costs.
●	Compliance with environmental laws could materially increase our operating expenses.

Risks Related to Financing Our Business

●	Our growth depends on external sources of capital, which may not be available on favorable terms or at all.

●	Our existing and future indebtedness could reduce our distributable cash and expose us to default risk.
●	A downgrade in our investment grade credit rating could adversely affect our business and financial condition.
●	Our Notes due 2026 include restrictive covenants that limit our operational flexibility.

Risks Related to Our Organization and Structure

●	Our senior management team manages our portfolio subject to very broad investment guidelines.
●	Our board of directors may change our investment objectives and strategies without stockholder consent.
●	Certain provisions of Maryland law could inhibit changes in control.
●	Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
●	Severance agreements with our executive officers could be costly and prevent a change in our control.
●	We depend on our Operating Partnership for cash flow and are structurally subordinated in right of payment.
●	Our Operating Partnership may issue additional limited partnership interests to third parties without the consent of our stockholders, which would reduce the distributions we can make to our stockholders.
●	If we issue limited partnership interests in our Operating Partnership in exchange for property, the value placed on such partnership interests may not accurately reflect their market value, which may dilute your interest in us.
●	Our rights and the rights of our stockholders to take action against our directors and officers are limited.
●	Our charter provisions make it difficult to remove directors, and to effect changes in management as a result.
●	Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.
●	We plan to continue to operate our business so as not to require registration under the Investment Company Act.

Risks Related to Our Securities

●	The market prices and trading volumes of our capital stock have been and may continue to be volatile.
●	Capital stock eligible for future sale may have material and adverse effects on our share price.
●	We cannot assure you of our ability to make distributions in the future.
●	Our charter permits us to pay distributions from any source and, as a result, the amount of distributions paid at any time may not reflect the performance of our properties or as cash flow from operations.
●	The market price of our capital stock could be materially, adversely affected by our level of cash distributions.

Risks Related to Our Taxation as a REIT

●	Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which reduce our distributable cash and negatively impact us.
●	The REIT distribution requirements could adversely affect our ability to execute our business plan, and require us to make unfavorable borrowing decisions or subject us to tax.
●	If Section 280E of the Code applies to us, tax deductions may be disallowed, resulting in federal income tax and potentially jeopardizing our REIT status.
●	Complying with REIT requirements may cause us to forego attractive business opportunities or asset sales.
●	The tax on prohibited transactions could limit what transactions we make or subject us to a 100% penalty tax.
●	Our board of directors has the ability to revoke our REIT election without stockholder approval.
●	Dividends payable by REITs do not qualify for the reduced tax rates on dividends from regular corporations.
●	REIT requirements may limit our ability to hedge our liabilities effectively and result in tax liabilities.
●	Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
●	Non-U.S. stockholders will generally be subject to withholding tax with respect to our ordinary dividends.
●	Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

General Risk Factors

●	We are dependent on our key personnel for our success.
●	The occurrence of cyber incidents or cyberattacks could disrupt our operations and damage our business.
●	Contingent or unknown liabilities could materially and adversely affect our business.

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

As of December 31, 2021, we owned 103 total properties. Five of our tenants, PharmaCann Inc. (at five of our properties), Parallel (at four of our properties), Ascend Wellness Holdings, Inc. (at three of our properties), Cresco Labs Inc. (at five of our properties) and Kings Garden Inc. (at six of our properties), represented approximately 12%, 10%, 9%, 8% and 8%, respectively, of our rental revenues (including tenant reimbursements) for the year ended December 31, 2021. Lease payment defaults by any of our tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Our lack of diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.

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

By way of example, Congress introduced or re-introduced several proposed bills in the current legislative cycle focused on the regulated cannabis industry, including but not limited to, the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the Secure and Fair Enforcement (SAFE) Banking Act (the “SAFE Banking Act”), the Cannabis Administration and Opportunity Act (the “CAO Act”) and the States Reform Act. If it became law, the MORE Act would, among other things, remove cannabis as a Schedule I controlled substance under CSA, eliminate criminal penalties for anyone who manufactures, distributes, or possesses cannabis, and make available U.S. Small Business Administration funding for regulated cannabis operators. If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. In February 2022, the SAFE Banking Act was reintroduced again for the sixth time in the U.S. House of Representatives and passed, as an amendment attached to the America COMPETES Act; the bill is expected to be reintroduced in the U.S. Senate for consideration. In July 2021, a preliminary draft of the CAO Act was introduced, which would, among other things, remove cannabis as a Schedule I controlled substance under the CSA, provide deference to states to determine their own cannabis policies, transfer regulatory responsibility of cannabis to the FDA and certain other federal regulatory agencies, and establish a federal taxation framework for regulated cannabis sales. Senator Chuck Schumer publicly indicated that he intends to introduce a revised version of the CAO Act in April 2022. In November 2021, the States Reform Act was introduced, which would, among other things, remove cannabis as a Schedule I controlled substance under the CSA, provide deference to states to determine their own cannabis policies, transfer regulatory responsibility of cannabis to the U.S. Department of Agriculture, the FDA and certain other federal regulatory agencies, and establish a lower federal excise tax on cannabis products than other current proposals.

If any of the proposed bills in Congress became law, there would be further increased competition for the acquisition of properties that can be leased to licensed cannabis operators, consolidation of cannabis cultivation facilities for more cost efficient, larger scale production and manufacturing may occur (including consolidation that may occur as a result of authorization of interstate commerce in cannabis), and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.

Our growth will depend upon future acquisitions of regulated cannabis facilities, and we may be unable to consummate acquisitions on advantageous terms.

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

Our failure to consummate acquisitions on advantageous terms without substantial expense or delay would impede our growth and negatively affect our results of operations and our ability to generate cash flow and make distributions to our stockholders.

There may only be a limited number of regulated cannabis facilities operated by suitable tenants available for us to acquire, which could adversely affect the return on our common stock.

We target regulated cannabis facilities for acquisition and leasing to licensed operators under triple-net lease agreements. In light of the current regulatory landscape regarding regulated cannabis, including but not limited to, the rigorous state licensing processes, limits on the number of licenses granted in certain states and in counties within such states, zoning regulations related to regulated cannabis facilities, the inability of potential tenants to open bank accounts necessary to pay rent and other expenses and the ever-changing federal and state regulatory landscape, we may have only a limited number of regulated cannabis facilities available to purchase that are operated by licensees that we believe would be suitable tenants. These tenants may also have increased access to alternative equity and debt financing sources over time, which may limit our ability to negotiate leasing arrangements that meet our investment criteria. Our inability to locate suitable investment properties and tenants would have a material adverse effect on our ability to generate cash flow and make distributions to our stockholders.

Many of our existing tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock.

Single tenants currently occupy our properties generally, and we expect that single tenants will occupy our properties that we acquire in the future. Therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is generally little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis program. As a result it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our cash available for distributions.

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

In addition, in general, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries or other changes in the marketplace for their products, and have limited access to traditional forms of financing. For example, during the COVID-19 pandemic, our tenants were generally not able to access federal assistance programs that were available to companies in other industries, due to cannabis being a Schedule 1 controlled substance under the CSA. The success of our tenants will also heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework. For example, in California, the illicit market for cannabis remains a much larger portion of overall sales in the state, and state and local authorities have assessed significant taxes on regulated cannabis products, both of which have had the impact of significantly limiting the growth and profitability for operators in the state’s regulated cannabis market.

In our evaluation of our existing leases with tenants at our properties, we determined to record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from tenants due to the U.S. federal regulatory uncertainty surrounding the regulated cannabis industry and our tenants’ limited operating history (for more information, see the section entitled “Critical Accounting Policies — Revenue Recognition” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information).

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

Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of regulated cannabis cultivation and production facilities are generally subject to extensive state licensing requirements. Furthermore, we will not operate any of the facilities that we purchase.

Because our real estate investments consist of primarily industrial and greenhouse properties suitable for cultivation and production of cannabis, our rental revenues are significantly influenced by demand for these facilities generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties primarily consists of industrial and greenhouse properties used in the regulated cannabis industry, we are subject to risks inherent in investments in a single industry. A decrease in the demand for cannabis cultivation and processing facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for cannabis cultivation and processing facilities has been and could be adversely affected by changes in current favorable state or local laws relating to cultivation and production of cannabis or any change in the federal government’s current enforcement posture with respect to state-licensed cannabis operations, among others. To the extent that any of these conditions occur, they are likely to affect demand and market rents for cannabis cultivation and processing facilities, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to you. We do not currently and do not expect in the future to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our facilities leased for cannabis operations.

Our real estate investments consist of primarily industrial and greenhouse properties suitable for cultivation and production of cannabis, which may be difficult to sell or re-lease upon tenant defaults or lease terminations, either of which would adversely affect returns to stockholders.

While our business objectives consist of principally acquiring and deriving rental income from industrial and greenhouse properties used in the regulated cannabis industry, we expect that at times we will deem it appropriate or desirable to sell or otherwise dispose of certain properties we own. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity could limit our ability to quickly dispose of properties in response to changes in regulatory, economic or other conditions. Therefore, our ability at any time to sell assets may be restricted and this lack of liquidity may limit our ability to make changes to our portfolio promptly, which could materially and adversely affect our financial performance. We cannot predict the various market conditions affecting the properties that we expect to acquire that will exist in the future. Due to the uncertainty of regulatory and market conditions which may affect the future disposition of the real estate assets we expect to acquire, we cannot assure you that we will be able to sell these assets at a profit in the future. Accordingly, the extent to which we will realize potential appreciation (or depreciation) on the real estate investments we have acquired and expect to acquire will depend upon regulatory and other market conditions. In addition, in order to maintain our REIT status, we may not be able to sell properties when we would otherwise choose to do so, due to market conditions or changes in our strategic plan.

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

Most states where we own properties issue licenses for cannabis operations for a limited period. We rely on our tenants to renew or otherwise maintain the requisite state and local cannabis licenses and other authorizations on a continuous basis. If one or more of our tenants are unable to renew or otherwise maintain its licenses or other state and local authorizations necessary to continue its cannabis operations, such tenants may default on their lease payments to us.

Any such noncompliance by our tenants of state and local laws, rules and regulations may also subject us, as the owner of such properties, to potential penalties, fines or other liabilities.

Any lease payment defaults by a tenant or additional liability on us could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of cannabis cultivation and production facilities are generally subject to extensive state licensing requirements, including required state and local authorizations for a new tenant to take over operations at a facility.

We acquired our properties, and expect to acquire other properties, “as-is,” which increases the risk of an investment that requires us to remedy defects or costs without recourse to the prior owner.

We acquired our properties, and expect to acquire other real estate properties, “as is” with only limited representations and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. There may also be environmental conditions associated with properties we acquire of which we are unaware despite our diligence efforts or that we have identified during diligence, including with respect to historical heavy industrial uses of the properties. In particular, cannabis facilities may present environmental concerns of which we are not currently aware. If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. As a result, if defects in the property (including any building on the property) or other matters adversely affecting the property are discovered, including but not limited to environmental matters, we may not be able to pursue a claim for any or all damages against the property seller. Such a situation could harm our business, financial condition, liquidity and results of operations.

Our properties are, and are expected to continue to be, geographically concentrated in states that permit licensed cannabis operations, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property.

As of February 23, 2022, we owned properties in 19 states, and we expect that the properties that we acquire will be geographically concentrated in these states and other states that have established cannabis programs. See “Geographic Concentration” under Item 1, “Business” for a table of properties owned by us and organized by state as of December 31, 2021. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

●	the state regulated cannabis market fails to develop and grow in ways that we or our tenants projected;
●	the responsibility of complying with multiple and, in some respects, conflicting state and federal laws in the United States, including with respect to cultivation and distribution of cannabis, licensing, banking and insurance;
●	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations;
●	difficulties and costs of staffing and managing operations;

●	unexpected changes in regulatory requirements and other laws;
●	the impact of national, regional or state specific business cycles and economic instability; and
●	potentially adverse tax consequences.

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

The realization of any of the risks above or other delays in development and redevelopment activities at a property may also materially adversely impact our tenant’s ability to commence, continue or expand its operations, which may result in that tenant defaulting on its rent obligations to us. As of February 23, 2022, we had properties consisting of an aggregate of approximately 2.4 million rentable square feet under development or redevelopment, and we had committed to provide construction funding and fund tenant improvements at our properties in the future totaling up to approximately $268.6 million.

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

Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any state in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E by its terms applies to the purchase and sale of cannabis products. Our tenants are engaged in the cultivation, processing and sale of cannabis and cannabis-related products, and therefore may be subject to Section 280E. Application of the provisions of Section 280E to our tenants would result in the disallowance of certain tax deductions, including for depreciation or interest expense, which could have an adverse impact on their respective financial condition and ability to make lease payments to us. Any lease payment defaults by a tenant could adversely affect our results of operations and cash flows, and cause us to reduce the amount of distributions to our stockholders.

We have acquired and may continue to acquire cannabis retail stores and dispensaries and enter into leases with licensed operators for those properties, which present additional risks and challenges in comparison to properties for the cultivation and production of cannabis.

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

We are exposed to the potential impacts of future climate change, which may result in unanticipated losses that could affect our business and financial condition.

We are exposed to potential physical risks from possible future changes in climate. Our properties may be exposed to catastrophic weather events, such as severe storms, hurricanes, fires, floods or droughts, in addition to changes in temperature and air quality. If the frequency of extreme weather events increases, our exposure to these events could increase. We may also be exposed to regulatory risks related to climate change, including regulations seeking to limit greenhouse gas emissions and reduce water usage. We may also be adversely impacted by potential impacts to the supply chain or stricter energy efficiency standards or greenhouse gas regulations for commercial real estate. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our properties could adversely affect our ability to lease or sell such properties or to borrow using such properties as collateral.

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

If our properties’ access to adequate water and power supplies is interrupted, it could harm our ability to lease the properties for cannabis cultivation and production, thereby adversely affecting our ability to generate returns on our properties.

In order to lease the properties that we acquire, these properties require access to sufficient water and power to make them suitable for the cultivation and production of cannabis. Although we expect to acquire properties with sufficient access to water, should the need arise for additional wells from which to obtain water, we would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water in areas where we acquire properties. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary in order to retain this water. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for the cultivation and production of cannabis would be seriously impaired, which would have a material adverse impact on the value of our assets and our results of operations.

Historically, states that have legalized cannabis cultivation have typically required that such cultivation take place indoors. Indoor cultivation of cannabis requires significant power for growing lights and ventilation and air conditioning to remove the hot air generated by the growing lights. While outdoor cultivation is gaining acceptance in many states with favorable climates for such growth, we expect that most of our properties will continue to utilize indoor cultivation methods. Any extended interruption of the power supply to our properties, particularly those using indoor cultivation methods, would likely harm our tenants’ crops and processing capabilities, which could result in their inability to make lease payments to us for our properties. Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders.

Due to our involvement in the regulated cannabis industry, we may have a difficult time obtaining the various insurance policies that are desired to operate our business, which may expose us to additional risks and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability and directors’ and officers’ insurance, is more difficult for us to find and more expensive, because we lease our properties to companies in the regulated cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance or with less insurance than we would prefer, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

We may purchase properties subject to ground leases or enter into other transactions involving ground leases that expose us to the loss of such properties upon breach or termination of the ground leases.

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

Attorney General Merrick Garland, who was confirmed as U.S. Attorney General on March 10, 2021, has not provided a clear policy directive for the United States as it pertains to state-legal cannabis-related activities, and there can be no assurance that DOJ or other law enforcement authorities will not seek to vigorously enforce existing laws.

Congress previously enacted an omnibus spending bill that includes the Rohrabacher-Blumenauer Amendment prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision will expire on March 11, 2022. There can be no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located, such as in Arizona, California, Colorado, Illinois, Massachusetts, Michigan, Nevada, New Jersey, New York, Virginia and Washington. Consequently, certain of our tenants currently (and additional tenants may in the future) cultivate adult-use cannabis in our medical-use cannabis facilities, as permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

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

Our existing leases at our properties do not, and we expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis operations for adult-use that is permissible under state and local laws where our facilities are located and certain of our tenants are currently engaged in operations for the adult-use cannabis industry, which may subject our tenants, us and our properties to different and greater risks, including greater prosecution risk for aiding and abetting violation of the CSA and federal laws governing money laundering. For example, the prohibition in the current omnibus spending bill that prohibits the DOJ from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws does not extend to adult-use cannabis laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our tenants to engage in adult-use cannabis operations at our properties. For example, Arizona, California, Colorado, Illinois, Massachusetts, Michigan, Nevada, New Jersey, New York, Virginia and Washington permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

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

Continued development of the cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the cannabis operations, numerous factors impact the legislative process. For example, many states that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, not strictly enforcing regulations for non-licensed cannabis operators, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our tenants, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm our business prospects.

FDA regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which would directly affect our financial condition.

Should the federal government legalize cannabis, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938 or under the Public Health Service Act. Additionally, the FDA may issue rules, regulations, or guidance including certified good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. If regulated by the FDA as a drug, clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations or enforcement actions are imposed, we do not know what the impact this would have on the cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

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

Consequently, those businesses involved in the regulated cannabis industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

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

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of the property as a regulated cannabis cultivation, processing or dispensing facility, which if successful, could materially and adversely affect our business.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of our properties for regulated cannabis cultivation, processing or dispensing, including assertions that the use of the property constitutes a nuisance that diminishes the market value of such owner’s nearby property. Such property owners may also attempt to assert such a claim in federal court as a civil matter under the Racketeer Influenced and Corrupt Organizations Act. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our tenants may be unable to continue to operate their business in its current form at the property, which could materially adversely impact the tenant’s business and the value of our property, our business and financial results and the trading price of our securities.

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

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the DOJ issued a new policy directive regarding asset forfeiture, referred to as the “equitable sharing program.” Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the DOJ’s policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the cannabis facilities that we have acquired and intend to acquire, our investment in those properties may be lost.

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

Our properties are and other properties that we expect to acquire will be subject to various laws and regulatory requirements. For example, local property regulations, including restrictive covenants of record, may restrict the use of properties we acquire and may require us to obtain approval from local authorities with respect to the properties that we expect to acquire, including prior to acquiring a property or when developing or undertaking renovations. Among other things, these restrictions may relate to cultivation, processing or dispensing of cannabis, the use of water and the discharge of waste water, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. Our failure to obtain such regulatory approvals could have a material adverse effect on our business, financial condition, liquidity and results of operations. Furthermore, we cannot assure you that the regulatory requirements and statutory prohibitions relating to properties used in cannabis operations will not materially and adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional prohibition or costs.

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

Risks Related to Financing Our Business

Our growth depends on external sources of capital, which may not be available on favorable terms or at all. In addition, banks, financial institutions, and other capital market participants may be reluctant to enter into lending and other financing transactions with us because we acquire properties used in the cultivation and production of cannabis. If one or more of these sources of funding is unavailable to us, it could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We expect to acquire additional real estate assets, which we intend to finance primarily through newly issued equity or debt. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to the cannabis industry, restrictions that potential investors may have to own our equity or debt due to our tenant’s operations in the regulated cannabis industry, changes in market conditions for the regulated cannabis industry, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all. In addition, U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Because we intend to grow our business, this limitation may require us to raise additional equity or incur debt at a time when it may be disadvantageous to do so.

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, restrictions imposed on potential investors and other capital markets participants due to our tenants’ operations in the regulated cannabis industry, and the market’s perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance the purchase of real estate assets could be negatively impacted. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we intend to acquire properties used in the cultivation, production or dispensing of cannabis. If this source of funding is unavailable to us, our growth may be limited and our levered return on the properties we purchase may be lower.

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

Our Notes due 2026, Exchangeable Senior Notes and any future indebtedness reduce our cash available for distribution and may expose us to the risk of default.

As of February 23, 2022, we had outstanding $300.00 million aggregate principal amount of our Notes due 2026 and approximately $33.4 million aggregate principal amount of Exchangeable Senior Notes. Payments of principal and interest on our Notes due 2026 and Exchangeable Senior Notes and borrowings that we may incur in the future may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to satisfy the requirements for REIT qualification. Our level of debt and the limitations imposed on us by these debt agreements could have significant material and adverse consequences, including the following:

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

The terms governing our Notes due 2026 include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to our stockholders.

The indenture governing the Notes due 2026 contains financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to (1) consummate a merger, consolidation or sale of all or substantially all of our assets and (2) incur additional secured and unsecured indebtedness.

The covenants relating to our Notes due 2026 may adversely affect our flexibility and our ability to achieve our operating plans. The indenture governing the Exchangeable Senior Notes also contains certain covenants. Our ability to comply with these covenants and other provisions relating to our indentures governing the Notes due 2026 and the Exchangeable Senior Notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it, pursue our business plan or make distributions to our stockholders.

Risks Related to Our Organization and Structure

Our senior management team manages our portfolio subject to very broad investment guidelines.

Our senior management team has broad discretion over our investments, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in periodic filings with the SEC. We rely on the senior management team’s ability to execute acquisitions and dispositions of cannabis facilities, subject to the oversight and approval of our board of directors. Our senior management team is authorized to pursue acquisitions and dispositions of real estate investments in accordance with very broad investment guidelines, subject to approval of our board of directors.

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

As of February 23, 2022, 25,624,772 shares of our common stock were issued and outstanding, and we had reserved an additional 756,345 shares of common stock for future issuance under our 2016 Omnibus Incentive Plan (the “2016 Plan”) and 511,490 shares potentially issuable upon exchange of our Exchangeable Senior Notes (based on the exchange rate as of February 23, 2022). In addition, as of February 23, 2022, we had approximately $231.7 million in shares of common stock available for future issuance under the ATM Program. The existence of operating partnership units, Exchangeable Senior Notes, shares of Series A Preferred Stock, shares of our common stock reserved for issuance under our 2016 Plan and shares available for future issuance under the ATM Program may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

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

To qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gain) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax. However, we can provide no assurances that we will have sufficient cash or other liquid assets to meet these requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for available funds or timing differences between tax reporting and cash receipts. In addition, if the Service were to disallow certain of our deductions, such as employee salaries, depreciation or interest expense, by alleging that we, through our rental agreements with our state-licensed medical cannabis tenants, are primarily or vicariously liable for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or otherwise, we would be unable to meet the distribution requirements and would fail to qualify as a REIT. Likewise, if any governmental entity were to impose fines on us for our business involvement in state-licensed cannabis, such fines would not be deductible and the inability to deduct such fines could also cause us to be unable to satisfy the distribution requirement.

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

Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E by its terms applies to the purchase and sale of cannabis products. Although we will not be engaged in the purchase, sale, growth, cultivation, harvesting, or processing of cannabis products, we will lease our properties to tenants who will engage in such activities, and therefore our tenants will likely be subject to Section 280E. If the Service were to take the position that, through our rental agreements with our state-licensed cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule 1 substance (cannabis) under section 280E of the Code or for any other violations of the CSA, the Service may seek to apply the provisions of Section 280E to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to qualify as a REIT. Because we are not engaged in the purchase and/or sale of a controlled substance, we do not believe that we will be subject to the disallowance provisions of Section 280E, and neither we nor our tax advisors are aware of any tax court cases or guidance from the Service in which a taxpayer not engaged in the purchase or sale of a controlled substance was disallowed deductions under Section 280E. However, there is no assurance that the Service will not take such a position either currently or in the future.

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

It remains unclear what impact the rescission of the Cole Memo may have on our ability to qualify as a REIT. If rescission of the Cole Memo is followed by strict enforcement of federal prohibitions regarding cannabis, the Service could seek to apply the provisions of Section 280E of the Code to our company. Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of cannabis products. If the Service were to take the position that, through our rental agreements with our state-licensed cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or for any other violations of the CSA, the Service may apply the provisions of Section 280E of the Code to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to qualify as a REIT.

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

General Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2021, we owned the following 103 properties, which had a weighted-average remaining lease term of approximately 16.6 years:

			Rentable Square
Property	Market	Closing Date	Feet(1)	Investment(2)
				(In thousands)
Pharm AZ	Arizona	December 15, 2017	358,000	$20,000
Pharm AZ Retail	Arizona	September 19, 2019	2,000	2,500
Holistic CA	California	July 23, 2019	35,000	13,879	(3)
Gold Flora CA	California	October 15, 2021	201,000	54,670	(4)
Kings Garden CA Portfolio	California	Various	544,000	82,675	(5)
Sacramento CA	California	February 8, 2019	43,000	12,710
Vertical CA Portfolio	California	Various	79,000	17,300	(6)
Columbia Care CO	Colorado	October 30, 2018	58,000	11,250
LivWell CO Retail Portfolio	Colorado	Various	8,000	3,349	(7)
Parallel FL Portfolio	Florida	Various	593,000	104,325	(8)
Trulieve FL Portfolio	Florida	Various	415,000	56,051	(9)
4Front IL	Illinois	August 3, 2021	250,000	8,316	(10)
Ascend IL	Illinois	December 21, 2018	166,000	68,493	(11)
Cresco IL Portfolio	Illinois	October 22, 2019	90,000	46,352	(12)
Curaleaf IL	Illinois	October 30, 2019	127,000	29,069
GTI IL	Illinois	March 6, 2020	208,000	50,000
PharmaCann IL	Illinois	October 30, 2019	66,000	28,000
Trulieve MD	Maryland	August 13, 2021	112,000	22,308	(13)
Holistic MD	Maryland	May 26, 2017	72,000	28,672	(14)
4Front MA	Massachusetts	December 17, 2020	67,000	15,500
Ascend MA	Massachusetts	April 2, 2020	199,000	49,000
Cresco MA	Massachusetts	June 30, 2020	118,000	22,652	(15)
Holistic MA	Massachusetts	July 12, 2018	55,000	17,092	(16)
PharmaCann MA	Massachusetts	May 31, 2018	58,000	30,500
Temescal MA	Massachusetts	May 26, 2021	71,000	6,928	(17)
Trulieve MA	Massachusetts	July 26, 2019	150,000	43,500
Ascend MI	Michigan	July 2, 2019	145,000	19,750
Cresco MI	Michigan	April 22, 2020	115,000	32,000
Emerald Growth MI	Michigan	June 7, 2019	45,000	10,000
Green Peak MI Portfolio	Michigan	Various	231,000	37,878	(18)
Green Peak MI Retail Portfolio	Michigan	Various	31,000	11,784	(19)
Holistic MI	Michigan	September 1, 2020	63,000	25,000
LivWell MI	Michigan	Various	205,000	83,045	(20)
Sozo MI	Michigan	May 14, 2021	85,000	15,626	(21)
Vireo MN	Minnesota	November 8, 2017	89,000	9,710
Calyx MO	Missouri	September 17, 2021	83,000	8,696	(22)
Las Vegas NV	Nevada	July 12, 2019	43,000	9,600
Columbia Care NJ Portfolio	New Jersey	July 16, 2020	54,000	13,985
Curaleaf NJ	New Jersey	July 13, 2020	123,000	35,000
PharmaCann NY	New York	December 19, 2016	167,000	34,526	(23)
Vireo NY	New York	Various	364,000	28,912	(24)
Curaleaf ND	North Dakota	December 20, 2019	33,000	12,190
AYR OH	Ohio	May 14, 2019	11,000	3,550
Cresco OH	Ohio	January 24, 2020	50,000	12,417	(25)
GTI OH	Ohio	January 31, 2020	98,000	29,833	(26)
PharmaCann OH	Ohio	March 13, 2019	58,000	20,000
Curaleaf PA	Pennsylvania	December 20, 2019	72,000	26,640
Columbia Care PA	Pennsylvania	May 20, 2019	266,000	41,228	(27)
GTI PA	Pennsylvania	November 12, 2019	148,000	39,600
Holistic PA	Pennsylvania	June 10, 2020	108,000	19,250
Jushi PA	Pennsylvania	April 6, 2018	129,000	32,468	(28)
Maitri PA	Pennsylvania	April 24, 2019	51,000	22,250
Parallel PA	Pennsylvania	May 13, 2021	239,000	66,007	(29)
PharmaCann PA	Pennsylvania	August 9, 2019	56,000	28,000
Parallel TX	Texas	March 10, 2021	63,000	6,957	(30)
CO/PA/ND Portfolio	Various	December 14, 2021	179,000	71,585	(31)
Columbia Care VA	Virginia	January 15, 2020	82,000	19,750	(32)
4Front WA	Washington	December 17, 2020	114,000	17,500
Total			7,745,000	$1,689,828
(1)	Includes estimated rentable square feet at completion of construction.
(2)	Includes purchase price and development and improvement allowances commitments funded, if any. Excludes transaction costs and development and improvement allowance not funded as of December 31, 2021.
(3)	In January 2021, the property was leased to a new tenant. Excludes remaining improvement allowance of approximately $10.1 million.

(4)	Excludes remaining improvement allowance of approximately $5.3 million.
(5)	Portfolio consists of four properties acquired on April 16, 2019, one property acquired on May 12, 2020, and one property acquired on November 16, 2020. Excludes remaining aggregate improvement allowances at certain properties totaling approximately $65.0 million.
(6)	Portfolio consists of three properties acquired on August 29, 2019 and one property acquired on September 11, 2019.
(7)	Portfolio consists of one property acquired on February 19, 2020 and one property acquired on February 21, 2020. Excludes remaining improvement allowance of approximately $801,000.
(8)	Portfolio consists of one property acquired on March 11, 2020 and one property acquired on September 18, 2020. Excludes remaining aggregate improvement allowances totaling approximately $3.6 million.
(9)	Trulieve Cannabis Corp. (“Trulieve”) acquired Harvest Health & Recreation Inc. (“Harvest”) in 2021. Portfolio consists of one property acquired on October 23, 2019 and one property acquired on January 22, 2021. Excludes remaining improvement allowance of approximately $2.6 million.
(10)	Excludes remaining improvement allowance of approximately $41.9 million.
(11)	Excludes remaining improvement allowance of approximately $2.5 million.
(12)	Portfolio consists of two properties and excludes remaining improvement allowance of approximately $198,000.
(13)	Trulieve acquired Harvest in 2021. Excludes remaining improvement allowance of approximately $7.2 million.
(14)	Excludes remaining improvement allowance of approximately $1.7 million.
(15)	Excludes remaining improvement allowance of approximately $6.1 million.
(16)	Excludes remaining improvement allowance of approximately $658,000.
(17)	Excludes remaining improvement allowance of approximately $19.9 million.
(18)	Portfolio consists of one property acquired on August 2, 2018 and one property acquired on April 16, 2021. Excludes remaining improvement allowance of approximately $22.9 million.
(19)	Portfolio consists of one property acquired on October 25, 2019, three properties acquired on November 4, 2019, one property acquired on November 8, 2019 and one property acquired on November 25, 2019. Excludes remaining improvement allowance of approximately $28,000.
(20)	Original property was acquired on October 9, 2019 and the central utility plant facilities were acquired on December 9, 2021. Excludes remaining improvement allowance of $550,000.
(21)	Excludes remaining improvement allowance of approximately $374,000.
(22)	Excludes remaining improvement allowance of approximately $19.6 million.
(23)	Excludes remaining improvement allowance of approximately $29.0 million.
(24)	Original property was acquired on October 23, 2017 and additional land adjacent to the property was acquired on September 24, 2021. Excludes remaining improvement allowance of approximately $34.1 million.
(25)	Excludes remaining improvement allowance of approximately $1.1 million.
(26)	Excludes remaining improvement allowance of approximately $2.4 million.
(27)	Columbia Care, Inc. (“Columbia Care”) acquired Green Leaf Medical, LLC (“Green Leaf”) in 2021. Excludes remaining improvement allowance of approximately $1.8 million.
(28)	Excludes remaining improvement allowance of approximately $13.3 million.
(29)	Excludes remaining improvement allowance of approximately $1.7 million.
(30)	Excludes remaining improvement allowance of approximately $20.4 million.
(31)	Portfolio consists of 27 properties leased to multiple tenants with 24 properties located in Colorado, two properties located in North Dakota, and one property located in Pennsylvania. Excludes remaining improvement allowance at certain properties totaling approximately $1.1 million.
(32)	Columbia Care acquired Green Leaf in 2021.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “IIPR.” As of February 23, 2022, there were 19 holders of record of our common shares. This number excludes our common shares owned by stockholders holding under nominee security position listings.

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

Stock Performance Graph

The following graph shows a comparison from January 1, 2017 to December 31, 2021 of cumulative total stockholder return, calculated on a dividends reinvested basis, for Innovative Industrial Properties, Inc., the S&P 500 Stock Index, or the S&P 500, and the MSCI US REIT Index, which includes all tax-qualified equity REITs listed in the United States. Note that historic stock price performance is not necessarily indicative of future stock price performance. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Source: SNL Financial

Recent Sales of Unregistered Securities

In December 2021, in connection with the Exchange Transactions, our Operating Partnership delivered and paid an aggregate of (a) 1,684,237 shares of the Company’s Common Stock and (b) approximately $2.3 million in cash, collectively, in exchange for approximately $110.4 million principal amount of the Exchangeable Senior Notes. The Exchange Transactions were conducted as a private placement and the shares of Common Stock issued in the Exchange Transactions were issued under the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and were offered only to persons reasonably believed to be institutional “accredited investors” within the meaning of Rule 501(a)(1), (2), (3) or (7) of Regulation D promulgated under the Securities Act that are also “qualified institutional buyers” within the meaning of Rule 144A promulgated under the Securities Act. The Company relied on this exemption from registration based on the representations made by the holders of the Exchangeable Senior Notes participating in the Exchange Transactions.

For information regarding our outstanding indebtedness, which includes our Notes due 2026 and our Exchangeable Senior Notes, see Note 7 in the notes to our consolidated financial statements.

ITEM 6. [RESERVED]

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

Overview

We are an internally-managed REIT focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated cannabis facilities. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is generally responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance.

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2021, we had 18 full-time employees. As of December 31, 2021, we owned 103 properties comprising an aggregate of approximately 7.7 million rentable square feet (including approximately 2.5 million rentable square feet under development/redevelopment) in 19 states, with a weighted-average remaining lease term of approximately 16.6 years. As of December 31, 2021, we had invested an aggregate of approximately $1.7 billion (consisting of purchase price and development and tenant reimbursement commitments funded, if any, but excluding transaction costs) and had committed an additional approximately $316.1 million to reimburse certain tenants and sellers for completion of construction and improvements at our properties. Of the approximately $316.1 million committed to reimburse certain tenants and sellers for completion of construction and improvements at our properties, approximately $46.3 million was incurred as of December 31, 2021. These statistics do not include an $18.5 million loan from us to a developer for construction of a regulated cannabis cultivation and processing facility in California and up to $55.0 million that may be funded between June 15, 2022 and July 31, 2022 pursuant to our lease with a tenant at one of our Pennsylvania properties, as the tenant at that property may not elect to have us disburse those funds and pay us the corresponding base rent on those funds.

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, the regulatory environment in the cannabis industry, and the competitive environment for real estate assets that support the regulated cannabis industry.

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

The ongoing COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows. The extent to which the ongoing COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, supply chains and consumer spending as well as other unanticipated consequences remain unknown.

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

In 2020, we undertook in-depth discussions with each of our tenants as they navigated the COVID-19 pandemic and associated severe economic disruption. In light of those discussions, in 2020, we granted temporary base rent and property management fee deferrals to three affected tenants. In connection with these deferrals, we entered into lease amendments with the three affected tenants to apply a portion of the security deposits that we hold under the leases to pay a portion of the March 2020 rent (for one tenant), pay April 2020 rent in full, defer rent for May and June 2020 in full, and provide for the pro rata repayment of the security deposit and deferred rent over an 18 month time period starting July 1, 2020. Pursuant to these amendments, a total of approximately $940,000 of security deposits were applied to the payment of base rent, property management fees and associated lease penalties for March and April 2020, including approximately $185,000 related to the partial payment of the March 2020 base rent and property management fees for one of the tenants; and a total of approximately $1.5 million in rent was deferred for May and June 2020. As of December 31, 2021, we have not executed deferrals for any other tenants, other than the deferrals for the three tenants discussed above.

Significant Tenants and Concentrations of Risk

As of December 31, 2021, we owned 103 properties located in 19 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At December 31, 2021, none of our properties accounted for 5% or more of our net real estate held for investment. See Note 2 in the notes to the consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the year ended December 31, 2021.

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

Results of Operations

Investments

See Note 6 in the notes to the consolidated financial statements for information regarding our investments in real estate and property portfolio activity during the year ended December 31, 2021. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a comparison of the years ended December 31, 2020 and December 31, 2019.

Comparison of the Years Ended December 31, 2021 and 2020 (in thousands)

			Increase / (Decrease)
	Years Ended December 31,		2021 vs.
	2021	2020	2020
Revenues:
Rental (including tenant reimbursements)	$204,551	$116,896	$87,655
Total revenues	204,551	116,896	87,655

Expenses:
Property expenses	4,443	4,952	(509)
General and administrative expense	22,961	14,182	8,779
Depreciation and amortization expense	41,776	28,025	13,751
Total expenses	69,180	47,159	22,021
Income from operations	135,371	69,737	65,634
Interest and other income	397	3,424	(3,027)
Interest expense	(18,086)	(7,431)	(10,655)
Loss on induced exchange of Exchangeable Senior Notes	(3,692)	—	(3,692)
Net income	113,990	65,730	48,260
Preferred stock dividends	(1,352)	(1,352)	—
Net income attributable to common stockholders	$112,638	$64,378	$48,260

Revenues

Rental revenues for the year ended December 31, 2021 increased by approximately $87.7 million, or 75%, to approximately $204.6 million, compared to approximately $116.9 million for the year ended December 31, 2020. The increase in rental revenue was attributable to:

●	The 37 properties we acquired in 2021 which generated approximately $18.6 million of rental revenue in 2021, including related rents on amendments which increased the improvement allowances on three of the leases;
●	The 20 properties we acquired in 2020 which generated approximately $67.8 million of rental revenue in 2021, including related rent on an amendment to one lease which increased the improvement allowance, compared to approximately $25.6 million in 2020, an increase of approximately $42.2 million; and
●	The amendments to increase the improvement allowances of six properties we acquired prior to 2020, additional purchases of land which were included in the corresponding leases for two properties, the annual rent escalations on the 46 properties we acquired prior to 2020, and the repayment of deferred rents and property management fees from three tenants which we granted temporary rent deferrals in 2020, which collectively resulted in approximately $27.1 million in additional rental revenue during the year ended December 31, 2021.

The increase in rental revenue was partially offset due to a decrease in tenant reimbursements revenue for property taxes and insurance, which decreased by approximately $209,000 to approximately $4.4 million for the year ended December 31, 2021, compared to approximately $4.6 million for the year ended December 31, 2020.

Rental revenues for the year ended December 31, 2021 also included approximately $625,000 in stipulated rent paid by the receivership in place previously at our Los Angeles, California property related to rent owed to us by the receivership in 2020. The receivership concluded and we re-leased the property in January 2021 to a subsidiary of Holistic Industries Inc.

Expenses

Property Expenses. Property expenses related to property insurance premiums and real estate taxes paid at certain of our properties, which are reimbursable by the tenants in accordance with the leases.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2021 increased by approximately $8.8 million, or 62%, to approximately $23.0 million, compared to approximately $14.2 million for the year ended December 31, 2020. The increase in general and administrative expense was primarily due to higher compensation to employees, the hiring of additional employees and higher public company, travel and occupancy costs.

Compensation expense for the years ended December 31, 2021 and 2020 included approximately $8.6 million and $3.3 million, respectively, of non-cash stock-based compensation.

Depreciation and Amortization Expense. The increase in depreciation expense for each year was related to depreciation on properties that we acquired in the respective current and prior years, and the placement into service of improvements and construction funding at certain of our properties.

Interest and Other Income. Interest and other income primarily related to interest earned on our short-term investments and cash and cash equivalents. The decrease in interest and other income was primarily due to lower interest bearing investments and cash balances.

Interest Expense. Interest expense related to our Exchangeable Senior Notes issued in February 2019 and Notes due 2026 issued in May 2021. For the year ended December 31, 2021, interest expense increased by approximately $10.7 million, or 143%, to approximately $18.1 million, compared to $7.4 million for the year ended December 31, 2020. The increase in interest expense was primarily due to the additional interest expense on our Notes due 2026 issued in May 2021.

Loss on Induced Exchange of Exchangeable Senior Notes. Loss on induced exchange of Exchangeable Senior Notes is attributable to the exchange agreements we executed with certain holders of our Exchangeable Senior Notes in December 2021, pursuant to which we exchanged approximately $110.4 million principal amount of the Exchangeable Senior Notes for shares of common stock and cash (see Note 7 in the notes to the consolidated financial statements for further information).

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 8, “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Years Ended December 31,
	2021	2020
Net cash provided by operating activities	$188,747	$110,814
Net cash used in investing activities	(384,093)	(1,027,115)
Net cash provided by financing activities	155,759	924,991
Ending cash, cash equivalents and restricted cash	86,419	126,006

Cash flows provided by operating activities for the years ended December 31, 2021 and 2020 were approximately $188.7 million and $110.8 million, respectively. Cash flows provided by operating activities primarily related to contractual rent and security deposits from our properties, partially offset by general and administrative expenses. Cash flows provided by operating activities increased from 2020 to 2021 primarily due to leases for properties we acquired during these time periods, annual escalations of base rent on our leases, and amendments to existing leases to increase improvement allowances at those properties, which resulted in a corresponding increase in base rents, partially offset by higher cash compensation to employees and higher public company, travel and occupancy costs.

Cash flows used in investing activities for the years ended December 31, 2021 and 2020 were approximately $384.1 million and $1.0 billion, respectively. Cash flows used in investing activities decreased from 2020 to 2021 primarily due to less purchases and increases in maturities of short-term investments, partially offset by increases in purchases of new properties, funding of improvement allowances and construction funding.

Cash flows provided by financing activities for the year ended December 31, 2021 were approximately $155.8 million, primarily related to approximately $293.2 million in net proceeds from the issuance of our Notes due 2026, partially offset by dividend payments of approximately $132.3 million to common and preferred stockholders, approximately $3.4 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees, and approximately $1.7 million related to the induced exchange of Exchangeable Senior Notes pursuant to the Exchange Transactions.

Cash flows provided by financing activities for the year ended December 31, 2020 were approximately $925.0 million, primarily related to approximately $1.0 billion in net proceeds from our follow-on public offerings of common stock completed in January, May and July 2020 and sales of common stock during 2020 under our ATM Program, partially offset by approximately $76.8 million in dividend payments to holders of our common stock and Series A Preferred Stock and approximately $2.2 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, service our Exchangeable Senior Notes and Notes due 2026 and meet other general business needs.

Sources and Uses of Cash

We derive all of our revenues from the leasing of our properties, collecting rental income and operating expense reimbursements based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, Exchangeable Senior Notes and Notes due 2026 interest payments, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us and all of the direct and indirect subsidiaries of the Operating Partnership, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the

Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of December 31, 2021. Subject to the terms of the indenture, any new subsidiary of the Operating Partnership will also guarantee the Notes due 2026. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

We are party to equity distribution agreements with certain sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $500.0 million in shares of our common stock. As of December 31, 2021, we had approximately $231.7 million in shares of common stock available for issuance under the ATM Program and did not issue any shares of common stock under the ATM Program during the year ended December 31, 2021.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants, debt securities of our Operating Partnership and other securities to the extent necessary or advisable to meet our liquidity needs.

We expect to meet our short-term and long-term liquidity needs through cash and short-term investments on hand, cash flows from operations and cash flows from sources discussed above. We believe that our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet our liquidity needs. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2021, we declared cash dividends on our common stock totaling $5.72 per share, and cash dividends on our Series A Preferred Stock totaling $2.25 per share. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Exchangeable Senior Notes, and make accretive new investments.

All dividends declared during the years ended December 31, 2021, 2020 and 2019 were characterized as ordinary income for federal income tax purposes, except for $1.40 of the common stock dividend with a record date of December 31, 2021, which is allocable to 2022 and for which the tax treatment has not been finalized. $1.02 of the common stock dividend with a record date of December 31, 2020 was allocated to 2021, and $0.49 of the common stock dividend with a record date of December 31, 2019 was allocated to 2020.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2021 (in thousands):

Payments Due		Exchangeable
by Year	Notes due 2026	Senior Notes	Interest	Office Rent	Total
2022	$—	$—	$17,751	$241	$17,992
2023	—	—	17,751	249	18,000
2024	—	33,373	16,677	256	50,306
2025	—	—	16,500	264	16,764
2026	300,000	—	6,646	295	306,941
Total	$300,000	$33,373	$75,325	$1,305	$410,003

As of December 31, 2021, we had (1) approximately $269.8 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease; and (2) $5.6 million outstanding in commitments to fund a construction loan, which the developer is required to complete by June 2022, subject to extension in certain circumstances. In addition, we are obligated to fund up to $55.0 million between June 15, 2022 and July 31, 2022 pursuant to our lease with a tenant at one of our Pennsylvania properties, if the tenant at that property elects to have us disburse those funds.

Supplemental Guarantor Information

In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. Our Notes due 2026 and our Exchangeable Senior Notes are the unsecured senior obligations of our Operating Partnership and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by us and all of our direct and indirect wholly-owned subsidiaries, which are listed on Exhibit 22.1 hereto and which we refer to collectively as “Subsidiary Guarantors.” Only the Notes due 2026 and the related guarantees are registered securities under the Securities Act. See Note 7 in the notes to our consolidated financial statements for a description of certain terms of our Notes due 2026.

The offer and sale of the Exchangeable Senior Notes and the related guarantees were not and will not be registered under the Securities Act or the securities laws of any other jurisdiction and instead were issued in reliance upon an exemption from such registration. Unless they are subsequently registered under the Securities Act, the Exchangeable Senior Notes and the related guarantees may be offered and sold only in transactions that are exempt from the registration requirements under the Securities Act and the applicable securities laws of any other jurisdiction.

As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of our Operating Partnership and the Subsidiary Guarantors have not been presented.

Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership and the Subsidiary Guarantors because the combined assets, liabilities, and results of operations of the Operating Partnership and the Subsidiary Guarantors are not materially different than the corresponding amounts in our condensed consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

Non-GAAP Financial Information and Other Metrics

Funds from Operations, Normalized Funds from Operations and Adjusted Funds from Operations

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

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported non-GAAP measure of a REIT’s operating performance equal to net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, depreciation and amortization and impairment related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.

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

We compute normalized funds from operations (“Normalized FFO”) by adjusting FFO, as defined by NAREIT, to exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature and/or not related to our core real estate operations. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Normalized FFO and Normalized FFO per share provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of other companies, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis. Normalized FFO is used by management in evaluating the performance of our core business operations. Items included in calculating FFO that may be excluded in calculating Normalized FFO include certain transaction-related gains, losses, income or expense or other non-core amounts as they occur.

Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adjusting Normalized FFO for certain non-cash items.

For the three months ended December 31, 2021, September 30, 2021, June 30, 2021, March 31, 2021 and December 31, 2020 and the twelve months ended December 31, 2021, FFO (diluted), Normalized FFO, AFFO and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. The Exchangeable Senior Notes were anti-dilutive for purposes of calculating earnings per diluted share for all other periods presented, and as such, were treated as anti-dilutive for purposes of calculating FFO, Normalized FFO, AFFO and FFO, Normalized FFO and AFFO per diluted share for such periods.

For the three and twelve months ended December 31, 2021, 81,414 shares issuable upon vesting of performance share units (“PSUs”) granted to certain employees in January 2021 were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of December 31, 2021. For the three months ended September 30, 2021, 78,582 shares issuable upon vesting of the PSUs were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of September 30, 2021. No shares were issuable upon vesting of the PSUs for the three months ended June 30, 2021 and March 31, 2021, as the performance thresholds for vesting of the PSUs were not met as measured as of the end of those respective periods.

Our computation of FFO, Normalized FFO and AFFO may differ from the methodology for calculating FFO, Normalized FFO and AFFO utilized by other equity REITs and, accordingly, may not be comparable to such REITs. Further, FFO, Normalized FFO and AFFO do not represent cash flow available for management’s discretionary use. FFO, Normalized FFO and AFFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO, Normalized FFO and AFFO should be considered only as supplements to net income computed in accordance with GAAP as measures of operations.

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2021	2020	2019
Net income attributable to common stockholders	$112,638	$64,378	$22,123
Real estate depreciation and amortization	41,776	28,025	8,599
FFO attributable to common stockholders (basic)	$154,414	$92,403	$30,722
Cash and non-cash interest expense on Exchangeable Senior Notes	7,517	—	—
FFO attributable to common stockholders (diluted)	$161,931	$92,403	$30,722
Acquisition-related expense	26	94	97
Financing expense	—	211	—
Loss on induced exchange of Exchangeable Senior Notes	3,692	—	—
Normalized FFO attributable to common stockholders (diluted)	165,649	92,708	30,819
Stock-based compensation	8,616	3,330	2,495
Non-cash interest expense	715	2,040	1,678
Above-market lease amortization	4	—	—
AFFO attributable to common stockholders (diluted)	$174,984	$98,078	$34,992
FFO per common share – diluted	$6.17	$4.72	$2.88
Normalized FFO per common share – diluted	$6.31	$4.74	$2.88
AFFO per common share – diluted	$6.66	$5.01	$3.28
Weighted average common shares outstanding – basic	23,903,017	19,443,602	10,546,016
Restricted stock and RSUs	96,174	114,017	138,052
PSUs	81,414	—	—
Dilutive effect of Exchangeable Senior Notes	2,180,550	—	—
Weighted average common shares outstanding – diluted	26,261,155	19,557,619	10,684,068

The table below is a reconciliation of quarterly net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the years ended December 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended(1)
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net income attributable to common stockholders	$28,292	$29,756	$29,001	$25,589
Real estate depreciation	12,205	10,891	9,841	8,839
FFO attributable to common stockholders (basic)	$40,497	$40,647	$38,842	$34,428
Cash and non-cash interest expense on Exchangeable Senior Notes	1,880	1,885	1,879	1,873
FFO attributable to common stockholders (diluted)	$42,377	$42,532	$40,721	$36,301
Acquisition related expense	7	—	11	8
Loss on induced exchange of Exchangeable Senior Notes	3,692	—	—	—
Normalized FFO attributable to common stockholders (diluted)	$46,076	$42,532	$40,732	$36,309
Stock-based compensation	2,192	2,191	2,132	2,101
Non-cash interest expense	298	299	118	—
Above-market lease amortization	4	—	—	—
AFFO attributable to common stockholders (diluted)	$48,570	$45,022	$42,982	$38,410
FFO per common share – diluted	$1.61	$1.62	$1.56	$1.39
Normalized FFO per common share – diluted	$1.75	$1.62	$1.56	$1.39
AFFO per common share – diluted	$1.85	$1.71	$1.64	$1.47
Weighted-average common shares outstanding – basic	23,941,930	23,890,537	23,889,761	23,889,398
Restricted stock and RSUs	98,093	98,093	96,230	92,194
PSUs	81,414	78,582	—	—
Dilutive effect of Exchangeable Senior Notes	2,142,148	2,193,492	2,182,691	2,170,959
Weighted-average common shares outstanding – diluted	26,263,585	26,260,704	26,168,682	26,152,551

	Three Months Ended(1)
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net income attributable to common stockholders	$20,995	$18,877	$12,972	$11,534
Real estate depreciation	8,726	7,646	6,746	4,907
FFO attributable to common stockholders (basic)	$29,721	$26,523	$19,718	$16,441
Cash and non-cash interest expense	1,866	—	—	—
FFO attributable to common stockholders (diluted)	$31,587	$26,523	$19,718	$16,441
Acquisition-related expense	8	13	22	51
Financing expense	75	—	—	136
Normalized FFO attributable to common stockholders (diluted)	$31,670	$26,536	$19,740	$16,628
Stock-based compensation	842	841	822	825
Non-cash interest expense	—	513	507	501
AFFO attributable to common stockholders (diluted)	$32,512	$27,890	$21,069	$17,954
FFO per common share – diluted	$1.26	$1.22	$1.12	$1.03
Normalized FFO per common share – diluted	$1.26	$1.22	$1.12	$1.05
AFFO per common share – diluted	$1.30	$1.28	$1.19	$1.13
Weighted-average common shares outstanding – basic	22,804,185	21,594,637	17,530,721	15,784,296
Restricted stock and restricted stock units	114,077	114,088	114,108	113,795
Dilutive effect of Exchangeable Senior Notes	2,158,837	—	—	—
Weighted-average common shares outstanding – diluted	25,077,099	21,708,725	17,644,829	15,898,091
(1)	The sum of quarterly financial data may vary from annual data due to rounding and differences in the dilutive effect of potentially issuable shares of each reporting period.

Critical Accounting Estimates

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

We continually evaluate the estimates and assumptions we use to prepare our consolidated financial statements. Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following critical accounting estimates discussion reflects what we believe are the most significant estimates and assumptions used in the preparation of our consolidated financial statements. This discussion of our critical accounting estimates is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates and assumptions. For further discussion of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements” to our consolidated financial statements included in this report.

Acquisition of Rental Property, Depreciation and Impairment

All of our acquisitions of rental properties to date were accounted for as asset acquisitions and not business combinations because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets). The accounting model for asset acquisitions requires that the acquisition consideration (including acquisition costs) be allocated to the individual assets acquired and liabilities assumed on a relative fair value basis.

We exercise judgement to determine key assumptions used in each valuation technique. For example, we are required to use judgment and make a number of assumptions, including those related to projected growth in rental rates and operating expenses, anticipated trends and market/economic conditions. The use of different assumptions can affect the amount of consideration allocated to the acquired depreciable/amortizable asset, which in turn can impact our net income due to the recognition of the related depreciation/amortization expense in our consolidated statements of operations.

We depreciate buildings and improvements and tenant improvements where we are considered the owner for accounting purposes based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment.

The determination of whether we are or the tenant is the owner of tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider numerous factors and perform a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include but are not limited to the following:

●	whether the lease agreement requires landlord approval of how the tenant improvement allowance is spent prior to installation of the tenant improvements;
●	whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the tenant improvement allowance was spent on prior to payment by the landlord for such tenant improvements;
●	whether the tenant improvements are unique to the tenant or reusable by other tenants;
●	whether the tenant is permitted to alter or remove the tenant improvements without the consent of the landlord or without compensating the landlord for any lost utility or diminution in fair value; and
●	whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term.

When we conclude that we are the owner of tenant improvements for accounting purposes using the factors discussed above, we record the cost to construct the tenant improvements as our capital asset.

We evaluate our real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. We evaluate our real estate assets for impairment on a property-by-property basis. Indicators we use to determine whether an impairment evaluation is necessary include:

●	deterioration in rental rates for a specific property;
●	deterioration of a given rental submarket;
●	significant change in strategy or use of a specific property or any other event that could result in a decreased holding period, including classifying a property as held for sale, or significant development delay;
●	evidence of material physical damage to the property; and
●	default by a significant tenant when any of the other indicators above are present.

When we evaluate for potential impairment our real estate assets to be held and used, we first evaluate whether there are any indicators of impairment. If any impairment indicators are present for a specific real estate asset, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the real estate asset, we perform an impairment loss calculation to determine if the fair value of the real estate asset is less than the net carrying value of the real estate asset. Our impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We recognize an impairment loss if the amount of the asset’s net carrying amount exceeds the asset’s estimated fair value. If we recognize an impairment loss, the estimated fair value of the asset becomes its new cost basis.

For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset. If a real estate asset is designated as real estate held for sale, it is carried at the lower of the net carrying value or estimated fair value less costs to sell, and depreciation ceases.

Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including determining our estimated holding period and selecting the discount or capitalization rate that reflects the risk inherent in future cash flow. Estimating projected cash flow is highly subjective as it requires assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, and occupancy levels. We are also required to make a number of assumptions relating to future economic and market events and prospective operating trends. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate resulting from a variety of factors in the overall economy or within regional markets. If the actual net cash flow or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected.

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the years ended December 31, 2021 and 2020.

Stock-Based Compensation

Compensation cost for all share-based awards requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. See Note 10 “Common Stock Incentive Plan” to our consolidated financial statements included in this report for further discussion the assumptions and estimates.

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

Interest Rate Risk

As of December 31, 2021, we had $300.0 million principal amount of Notes due 2026 and approximately $33.4 million principal amount of Exchangeable Senior Notes outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

Impact of Inflation

We enter into leases that generally provide for fixed increases in rent. We expect these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Seasonality

Our business has not been, and we do not expect our business in the future to be, subject to material seasonal fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Exchangeable Senior Notes bear interest at a fixed rate of 3.75% per annum until maturity, and our Notes due 2026 bear interest at a fixed rate of 5.50% per annum until maturity, and collectively are the only debt we have outstanding.

Our investments in short-term money market funds, certificates of deposit and short-term investments in obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are less sensitive to market fluctuations than a portfolio of long-term securities. Accordingly, we believe that a significant change in interest rates would not have a material effect on the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2021 (the end of the period covered by this Annual Report).

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2021, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and financial officer concluded that our internal controls, as of December 31, 2021, were effective. BDO USA, LLP has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on Internal Control over Financial Reporting

We have audited Innovative Industrial Properties, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule, and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

San Diego, California

February 24, 2022

ITEM 9B. OTHER INFORMATION

On February 23, 2022, JMP Securities LLC delivered notice to the Company terminating the equity distribution agreement with JMP Securities, dated November 6, 2020 (the “JMP Equity Distribution Agreement”), effective as of February 23, 2022. The JMP Equity Distribution Agreement permitted the Company to offer and sell, from time to time, up to $500,000,000 in aggregate offering price of shares of the Company’s Common Stock through JMP Securities. As a result of the termination of the JMP Equity Distribution Agreement, no further offers or sales of the Company’s Common Stock will be made through JMP Securities pursuant to the Company’s ATM Program. The Company’s separate equity distribution agreements with each of BTIG, LLC, Roth Capital Partners, LLC, Compass Point Research & Trading, LLC, Ladenburg Thalmann & Co. Inc. and Piper Sandler & Co., dated as of November 6, 2020, remain in full force and effect.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSEPCTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference. Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management, our equity compensation plans and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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
4.2

Indenture, dated as of February 21, 2019, among IIP Operating Partnership, LP, as issuer, Innovative Industrial Properties, Inc. and the subsidiaries of IIP Operating Partnership, LP, as guarantors, TMI Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC), including the Form of Note representing IIP Operating Partnership, LP’s 3.75% Exchangeable Senior Notes due 2024.(5)

4.3

Indenture, dated as of May 25, 2021, among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP, the Subsidiary Guarantors set forth on the signature page thereto, TMI Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC), including the form of 5.50% Senior Note due 2026.(6)

4.4	Innovative Industrial Properties, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.(7)
10.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(8)
10.2+	2016 Omnibus Incentive Plan.(8)
10.3+	Form of Restricted Stock Award Agreement for Officers.(9)
10.4+	Form of Restricted Stock Award Agreement for Directors.(9)
10.5+	Form of Restricted Stock Unit Award Agreement.(10)
10.6+	Form of 2021 Performance Share Unit Award Agreement.(11)
10.6+	Form of 2022 Performance Share Unit Award Agreement.(12)
10.7+	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(4)
10.8+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(13)
10.9+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(13)
10.10+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(13)
10.11+	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(14)
10.12+	Director Compensation Policy.(11)
10.13+	Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan.(15)
10.14

Registration Rights Agreement, dated as of May 25, 2021, among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP, the Subsidiary Guarantors set forth on the signature page thereto and BTIG, LLC, as representative of the initial purchasers.(6)

21.1*	List of Subsidiaries of Innovative Industrial Properties, Inc.

22.1	List of Subsidiary Guarantors.(16)
23.1*	Consent of BDO USA, LLP.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.

+Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 6, 2020.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2020.
(4)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.
(5)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 21, 2019.
(6)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2021.
(7)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2021.
(8)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(9)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(10)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2020.
(11)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2021.
(12)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 12, 2022.
(13)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(14)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(15)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2019.
(16)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-3 (File No. 333-262320) filed with the SEC on January 24, 2022.

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

Dated February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan Gold	Executive Chairman	February 24, 2022
Alan Gold

/s/ Gary Kreitzer	Vice Chairman	February 24, 2022
Gary Kreitzer

/s/ Mary Curran	Director	February 24, 2022
Mary Curran

/s/ Paul Smithers	President, Chief Executive Officer and	February 24, 2022
Paul Smithers	Director

/s/ Scott Shoemaker	Director	February 24, 2022
Scott Shoemaker

/s/ David Stecher	Director	February 24, 2022
David Stecher

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Industrial Properties, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Acquisitions - Fair Value of Assets Acquired

As described in Note 6 to the consolidated financial statements, the Company’s consolidated real estate property acquisitions totaled approximately $288.0 million for the year ended December 31, 2021. Certain of the 2021 property acquisitions involved significant judgments in estimating the allocation of the fair values between the land and buildings acquired for which management obtained assistance from third-party valuation specialists.

We identified the estimation of the allocation of the fair values of the land and buildings acquired for certain of the 2021 property acquisitions as a critical audit matter due to the limited number of recent comparable transactions. Auditing these acquisitions involved a high degree of auditor judgment and subjectivity in performing procedures and evaluating the reasonableness of the key valuation inputs and assumptions relating to the fair value estimates for land and buildings acquired, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls to address key valuation inputs and assumptions within the estimate of fair values of land and buildings acquired.
●	Evaluating the reasonableness of the key valuation inputs and assumptions used by the Company in the estimation of the allocation of fair values of land and buildings acquired as compared to relevant market data.
●	Utilizing personnel with specialized knowledge and skills in valuation to assist in the evaluation of the inputs and assumptions used in the estimation of the allocation of fair values of land and buildings acquired including the comparison to available market data.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

San Diego, California

February 24, 2022

Innovative Industrial Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
Assets	2021	2020
Real estate, at cost:
Land	$122,386	$75,660
Buildings and improvements	979,417	644,932
Tenant improvements	620,301	339,647
Total real estate, at cost	1,722,104	1,060,239
Less accumulated depreciation	(81,938)	(40,195)
Net real estate held for investment	1,640,166	1,020,044
Construction loan receivable	12,916	—
Cash and cash equivalents	81,096	126,006
Restricted cash	5,323	—
Investments	324,889	619,275
Right of use office lease asset	1,068	980
In-place lease intangible assets, net	9,148	—
Other assets, net	9,996	1,776
Total assets	$2,084,602	$1,768,081
Liabilities and stockholders’ equity
Exchangeable Senior Notes, net	$32,232	$136,693
Notes due 2026, net	293,860	—
Tenant improvements and construction funding payable	46,274	36,500
Accounts payable and accrued expenses	7,718	4,641
Dividends payable	38,847	30,065
Other liabilities	1,167	1,057
Rent received in advance and tenant security deposits	52,805	34,153
Total liabilities	472,903	243,109
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 25,612,541 and 23,936,928 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	26	24
Additional paid-in capital	1,672,882	1,559,059
Dividends in excess of earnings	(75,218)	(48,120)
Total stockholders’ equity	1,611,699	1,524,972
Total liabilities and stockholders’ equity	$2,084,602	$1,768,081

See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Rental (including tenant reimbursements)	$204,551	$116,896	$44,667
Total revenues	204,551	116,896	44,667

Expenses:
Property expenses	4,443	4,952	1,315
General and administrative expense	22,961	14,182	9,818
Depreciation and amortization expense	41,776	28,025	8,599
Total expenses	69,180	47,159	19,732
Income from operations	135,371	69,737	24,935
Interest and other income	397	3,424	4,846
Interest expense	(18,086)	(7,431)	(6,306)
Loss on induced exchange of Exchangeable Senior Notes	(3,692)	—	—
Net income	113,990	65,730	23,475
Preferred stock dividends	(1,352)	(1,352)	(1,352)
Net income attributable to common stockholders	$112,638	$64,378	$22,123
Net income attributable to common stockholders per share (Note 8):
Basic	$4.69	$3.28	$2.06
Diluted	$4.55	$3.27	$2.03
Weighted-average shares outstanding:
Basic	23,903,017	19,443,602	10,546,016
Diluted	26,261,155	19,557,619	10,684,068

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

				Additional	Dividends in	Total
	Series A	Shares of	Common	Paid-In-	Excess of	Stockholders'
	Preferred Stock	Common Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2018	$14,009	9,775,800	10	260,540	(10,267)	$264,292
Net income	—	—	—	—	23,475	23,475
Equity component of Exchangeable Senior Notes	—	—	—	5,569	—	5,569
Net proceeds from sale of common stock	—	2,825,500	3	286,267	—	286,270
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(31,800)	(31,800)
Issuance of unvested restricted stock, net of forfeitures	—	35,743	—	(939)	—	(939)
Stock based compensation	—	—	—	2,495	—	2,495
Balance, December 31, 2019	14,009	12,637,043	13	553,932	(19,944)	548,010
Net income	—	—	—	—	65,730	65,730
Exchange of Exchangeable Senior Notes	—	14	—	1	—	1
Net proceeds from sale of common stock	—	11,311,366	11	1,003,962	—	1,003,973
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(92,554)	(92,554)
Issuance of unvested restricted stock, net of forfeitures	—	(11,495)	—	(2,166)	—	(2,166)
Stock based compensation	—	—	—	3,330	—	3,330
Balance, December 31, 2020	14,009	23,936,928	24	1,559,059	(48,120)	1,524,972
Net income	—	—	—	—	113,990	113,990
Issuance of common stock in conjunction with inducement of Exchangeable Senior Notes, net	—	1,684,237	2	108,591	—	108,593
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(139,736)	(139,736)
Issuance of unvested restricted stock, net of forfeitures	—	(8,624)	—	(3,384)	—	(3,384)
Stock-based compensation	—	—	—	8,616	—	8,616
Balance, December 31, 2021	$14,009	25,612,541	$26	$1,672,882	$(75,218)	$1,611,699

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$113,990	$65,730	$23,475
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,776	28,025	8,599
Loss on induced exchange of Exchangeable Senior Notes	3,692	—	—
Other non-cash adjustments	95	162	—
Stock-based compensation	8,616	3,330	2,495
Amortization of discounts on short-term investments	(340)	(2,791)	(3,738)
Amortization of debt discount and issuance costs	2,851	2,040	1,678
Changes in assets and liabilities
Other assets, net	(3,687)	(428)	(619)
Accounts payable, accrued expenses and other liabilities	3,102	1,224	1,427
Rent received in advance and tenant security deposits	18,652	13,522	11,617
Net cash provided by operating activities	188,747	110,814	44,934

Cash flows from investing activities
Purchases of investments in real estate	(287,585)	(240,509)	(259,889)
Reimbursements of tenant improvements and construction funding	(374,541)	(289,517)	(84,677)
Funding of construction loan and other investments	(16,068)	—	—
Deposits in escrow for acquisitions	(625)	(200)	(650)
Purchases of short-term investments	(569,772)	(1,077,867)	(255,664)
Maturities of short-term investments	864,498	580,978	260,250
Net cash used in investing activities	(384,093)	(1,027,115)	(340,630)

Cash flows from financing activities
Issuance of common stock, net of offering costs	—	1,003,973	286,292
Net proceeds from issuance of Exchangeable Senior Notes	—	—	138,545
Gross proceeds from issuance of Notes due 2026	300,000	—	—
Payment of deferred financing costs from issuance of Notes due 2026	(6,855)	—	—
Payment of inducement and transaction costs relating to inducement of the Exchangeable Senior Notes	(1,696)	—	—
Dividends paid to common stockholders	(130,954)	(75,464)	(22,584)
Dividends paid to preferred stockholders	(1,352)	(1,352)	(1,352)
Taxes paid related to net share settlement of equity awards	(3,384)	(2,166)	(939)
Net cash provided by financing activities	155,759	924,991	399,962
Net (decrease) increase in cash and cash equivalents	(39,587)	8,690	104,266
Cash, cash equivalents and restricted cash, beginning of year	126,006	117,316	13,050
Cash, cash equivalents and restricted cash, end of year	$86,419	$126,006	$117,316

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$14,381	$5,391	$3,055
Supplemental disclosure of non-cash investing and financing activities:
Accrual for reimbursements of improvements and construction funding	$46,274	$36,500	$24,968
Deposits applied for acquisitions	200	650	—
Accrual for common and preferred stock dividends declared	38,847	30,065	12,975
Accrual for stock issuance costs	—	—	22
Exchange of Exchangeable Senior Notes for common stock	109,040	—	1
Operating lease liability for obtaining right of use asset	192	—	1,211

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

We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance.

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

The Company considered the impact of COVID-19 on its assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations for the years ended December 31, 2021 and 2020 and financial position at December 31, 2021 and 2020. A prolonged outbreak or resurgence of COVID-19 could have a material adverse impact on the financial results and business operations of the Company.

Federal Income Taxes. We believe that we have operated our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. The income taxes recorded on our consolidated statements of income represent amounts paid for city and state income and franchise taxes and are included in general and administrative expenses in the accompanying consolidated statements of income.

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

Acquisition of Real Estate Properties. Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region. We estimate the fair value of buildings and improvements and tenant improvements as if the property was vacant, taking into consideration current replacement costs and other relevant market rate information and may engage third-party valuation specialists. Acquisition costs are capitalized as incurred. All of our acquisitions to date were recorded as asset acquisitions.

In December 2021, we acquired a portfolio of properties that included in-place leases. The fair value of acquired in-place leases is derived based on our assessment of estimated lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amounts recorded for acquired in-place leases are reflected as in-place lease intangible assets, net on the balance sheet and are amortized on a straight-line basis as a component of depreciation and amortization expense over the remaining term of the applicable leases.

The fair value of the above-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) our estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease. The amount recorded for one above-market operating lease is included in other assets, net on the balance sheet and is amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable lease.

Cost Capitalization and Depreciation. We capitalize costs associated with development and redevelopment activities and improvements when we are considered to be the accounting owner of the resulting assets. The development and redevelopment activities may be funded by us pursuant to the lease. We are generally considered the accounting owner for such improvements that are attached to or built into the premises, which are required under the lease to be surrendered to us upon the expiration or earlier termination of the lease. Typically, such improvements include, but are not limited to, ground up development, and enhanced HVAC, plumbing, electrical and other building systems.

Amounts capitalized are depreciated over estimated useful lives determined by management. We depreciate buildings and improvements and tenant improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the years ended December 31, 2021, 2020 and 2019, we recognized depreciation expense of approximately $41.7 million, $28.0 million and $8.6 million, respectively, which are included in depreciation and amortization expense in our consolidated statements of income. We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to six years. We depreciate the leasehold improvements at our corporate office over the shorter of the estimated useful lives or the initial lease term.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the years ended December 31, 2021, 2020 and 2019.

Revenue Recognition. Our leases are triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We account for our current leases as operating leases and record revenue for each of our properties on a cash basis due to the uncertain regulatory environment in the United States pertaining to the regulated cannabis industry, the limited operating history of certain tenants and the resulting uncertainty of collectability of lease payments from each tenant over the duration of the lease term. Contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses are included in rental revenues in the period when such costs are reimbursed by the tenants. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. The developer is required to complete construction by June 2022, subject to extension in certain circumstances. Interest on the construction loan is payable at maturity, which is December 25, 2022. As of December 31, 2021, we had funded approximately $12.9 million of the construction loan.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2021 and 2020, $72.0 million and $98.3 million, respectively, were invested in short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

Restricted Cash. Restricted cash relates to cash held in escrow accounts for the reimbursement of tenant improvements for tenants in accordance with certain lease agreements.

Investments. Investments consist of obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of greater than three months but less than one year. Investments are classified as held-to-maturity and stated at amortized cost.

Exchangeable Notes. The liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, are required to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of our Exchangeable Senior Notes (as defined below) were allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the Exchangeable Senior Notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes as of the respective issuance dates based on our estimated nonexchangeable debt borrowing rate with the assistance of a third-party valuation specialist as we do not have a history of borrowing arrangements and there is limited empirical data available related to the Company’s industry due to the regulatory uncertainty of the cannabis market in which the Company’s tenants operate. The equity component of our Exchangeable Senior Notes is reflected within additional paid-in capital on our consolidated balance sheets, and the resulting debt discount is amortized over the period during which the Exchangeable Senior Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to our Exchangeable Senior Notes will increase in subsequent periods through the maturity date as the Exchangeable Senior Notes accrete to the par value over the same period.

Deferred Financing Costs. The deferred financing costs that are included as a reduction in the net book value of the related liability on our consolidated balance sheets reflect issuance and other costs related to our debt obligations.

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

As lessee, we recognized a liability to account for our future obligations and a corresponding right-of-use asset related to our corporate office lease. The lease liability was initially measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which was the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. In November 2021, we amended the lease to extend the term from April 2025 to January 2027 in connection with an expansion of the leased space which did not commence until February 2022. As a result of the lease modification on the existing leased space, we re-measured the lease liability based on the present value of the future lease payments (excluding the extension option that we are not reasonably certain to exercise), discounted using the estimated incremental borrowing rate of 5.5%, which was the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the years ended December 31, 2021, 2020 and 2019, we recognized office lease expense of approximately $231,000, $229,000 and $82,000, respectively, which are included in general and administrative expense in our consolidated statements of income. For the years ended December 31, 2021, 2020 and 2019, amounts paid and classified as operating activities in our consolidated statements of cash flows for the office lease were approximately $234,000, $172,000 and $87,000, respectively.

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

In 2020, we undertook in-depth discussions with each of our tenants as they navigated the COVID-19 pandemic and associated severe economic disruption. In light of those discussions, in 2020, we granted temporary base rent and property management fee deferrals to three affected tenants. In connection with these deferrals, we entered into lease amendments with the three affected tenants to apply a portion of the security deposits that we hold under the leases to pay a portion of the March 2020 rent (for one tenant), pay April 2020 rent in full, defer rent for May and June 2020 in full, and provide for the pro rata repayment of the security deposit and deferred rent over an 18 month time period starting July 1, 2020. Pursuant to these amendments, a total of approximately $940,000 of security deposits were applied to the payment of base rent, property management fees and associated lease penalties for March and April 2020, including approximately $185,000 related to the partial payment of the March 2020 base rent and property management fees for one of the tenants; and a total of approximately $1.5 million in rent was deferred for May and June 2020. As of December 31, 2021, we have not executed deferrals for any other tenants, other than the deferrals for the three tenants discussed above.

The FASB issued additional guidance for companies to account for any COVID-19 related rent concessions in the form of FASB staff and board members’ remarks at the April 8, 2020 public meeting and the FASB staff question-and-answer document issued on April 10, 2020. We have elected the practical expedient which allows us to not have to evaluate whether concessions provided in response to COVID-19 pandemic are lease modifications. This relief is subject to certain conditions being met, including ensuring the total remaining lease payments are substantially the same or less as compared to the original lease payments prior to the concession being granted.

Lease amendments that are not associated with the COVID-19 pandemic are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease.

Our leases generally contain options to extend the lease terms at the prevailing market rate or at the expiring rental rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

Recent Accounting Pronouncements. In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings either at the date of adoption or in the first comparative period presented. Early adoption is permitted but only as of the beginning of the fiscal year. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. Upon our adoption, it will reduce the issue discount of our Exchangeable Senior Notes and will result in less non-cash interest expense in our condensed consolidated financial statements. Additionally, ASU 2020-06 will result in the reporting of diluted earnings per share, if the effect is dilutive, in our condensed consolidated financial statements, regardless of our settlement intent for the Exchangeable Senior Notes. We adopted ASU 2020-06 on January 1, 2022 and recognized a cumulative-effect adjustment of approximately $728,000 to the opening balance of retained earnings relating to the outstanding principal balance of our Exchangeable Senior Notes at the date of adoption.

Concentration of Credit Risk. As of December 31, 2021, we owned 103 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia, and Washington. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

Two of our tenants, PharmaCann Inc. (“PharmaCann”) (at five of our properties) and SH Parent Inc. (“Parallel”) (at four of our properties), represented approximately 12% and 10%, respectively, of our rental revenue (including tenant reimbursements) for the year ended December 31, 2021. Three of our tenants, PharmaCann (at five of our properties), Ascend Wellness Holdings, Inc. (“Ascend”) (at three of our properties), and Cresco Labs Inc. (“Cresco”) (at five of our properties), represented approximately 18%, 10%, and 10%, respectively, of our rental revenues (including tenant reimbursements) for the year ended December 31, 2020. Two of our tenants, PharmaCann (at five of our properties) and Ascend (at two of our properties), represented approximately 26% and 12%, respectively, of our rental revenues (including tenant reimbursements) for the year ended December 31, 2019.

At December 31, 2021 and 2020, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of December 31, 2021, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 25,612,541 shares of common stock issued and outstanding.

4. Preferred Stock

As of December 31, 2021, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the years ended December 31, 2021, 2020 and 2019:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 12, 2019	Common stock	$0.45	January 1, 2019 to March 31, 2019	April 15, 2019	$4,412
March 12, 2019	Series A preferred stock	$0.5625	January 15, 2019 to April 14, 2019	April 15, 2019	$338
June 14, 2019	Common stock	$0.60	April 1, 2019 to June 30, 2019	July 15, 2019	$5,885
June 14, 2019	Series A preferred stock	$0.5625	April 15, 2019 to July 14, 2019	July 15, 2019	$338
September 13, 2019	Common stock	$0.78	July 1, 2019 to September 30, 2019	October 15, 2019	$8,866
September 13, 2019	Series A preferred stock	$0.5625	July 15, 2019 to October 14, 2019	October 15, 2019	$338
December 10, 2019	Common stock	$1.00	October 1, 2019 to December 31, 2019	January 15, 2020	$12,637
December 10, 2019	Series A preferred stock	$0.5625	October 15, 2019 to January 14, 2020	January 15, 2020	$338
March 13, 2020	Common stock	$1.00	January 1, 2020 to March 31, 2020	April 15, 2020	$17,070
March 13, 2020	Series A preferred stock	$0.5625	January 15, 2020 to April 14, 2020	April 15, 2020	$338
June 15, 2020	Common stock	$1.06	April 1, 2020 to June 30, 2020	July 15, 2020	$19,770
June 15, 2020	Series A preferred stock	$0.5625	April 15, 2020 to July 14, 2020	July 15, 2020	$338
September 15, 2020	Common stock	$1.17	July 1, 2020 to September 30, 2020	October 15, 2020	$25,987
September 15, 2020	Series A preferred stock	$0.5625	July 15, 2020 to October 14, 2020	October 15, 2020	$338
December 14, 2020	Common stock	$1.24	October 1, 2020 to December 31, 2020	January 15, 2021	$29,727
December 14, 2020	Series A preferred stock	$0.5625	October 15, 2020 to January 14, 2021	January 15, 2021	$338
March 15, 2021	Common stock	$1.32	January 1, 2021 to March 31, 2021	April 15, 2021	$31,660
March 15, 2021	Series A preferred stock	$0.5625	January 15, 2021 to April 14, 2021	April 15, 2021	$338
June 15, 2021	Common stock	$1.40	April 1, 2021 to June 30, 2021	July 15, 2021	$33,584
June 15, 2021	Series A preferred stock	$0.5625	April 15, 2021 to July 14, 2021	July 15, 2021	$338
September 15, 2021	Common stock	$1.50	July 1, 2021 to September 30, 2021	October 15, 2021	$35,983
September 15, 2021	Series A preferred stock	$0.5625	July 15, 2021 to October 14, 2021	October 15, 2021	$338
December 15, 2021	Common stock	$1.50	October 1, 2021 to December 31, 2021	January 14, 2022	$38,509
December 15, 2021	Series A preferred stock	$0.5625	October 15, 2021 to January 14, 2022	January 14, 2022	$338

6. Investments in Real Estate

Acquisitions

The Company made the following acquisitions during the year ended December 31, 2021 (dollars in thousands):

			Rentable	Initial
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)(17)	Price	Costs	Total
Trulieve FL	Florida	January 22, 2021	295,000	$23,800	$16	$23,816	(2)
King's Garden CA	California	February 5, 2021	180,000	1,350	7	1,357	(3)
Parallel TX	Texas	March 10, 2021	63,000	3,400	17	3,417	(4)
GPI MI Davis Hwy	Michigan	April 16, 2021	175,000	15,550	4	15,554	(5)
Parallel PA	Pennsylvania	May 13, 2021	239,000	41,750	11	41,761	(6)
Sozo MI	Michigan	May 14, 2021	85,000	10,250	9	10,259	(7)
Temescal MA	Massachusetts	May 26, 2021	71,000	3,100	9	3,109	(8)
4Front IL	Illinois	August 3, 2021	250,000	3,348	18	3,366	(9)
Trulieve MD	Maryland	August 13, 2021	112,000	16,615	21	16,636	(10)
Calyx MO	Missouri	September 17, 2021	83,000	1,530	11	1,541	(11)
Vireo NY	New York	September 24, 2021	324,000	10,225	12	10,237	(12)
Gold Flora CA	California	October 15, 2021	201,000	51,000	13	51,013	(13)
LivWell MI	Michigan	December 9, 2021	15,000	34,150	8	34,158	(14)
CO/PA/ND Portfolio	Various	December 14, 2021	179,000	71,585	143	71,728	(15)
Total			2,272,000	$287,653	$299	$287,952	(16)
(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	Trulieve acquired Harvest in 2021. The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to approximately $10.8 million. In June 2021, we amended the lease, which increased the improvement allowance by $7.1 million to a total of approximately $17.9 million, which also resulted in a corresponding adjustment to base rent for the lease at the property.
(3)	The purchase price related to the acquisition of additional land adjacent to one of our existing properties. In connection with the acquisition, we entered into a lease amendment for the existing property, which provided an improvement allowance that resulted in a corresponding adjustment to the base rent for the lease at the property. The tenant is expected to complete construction of two new buildings at the property comprising approximately 180,000 square feet in the aggregate, for which we agreed to provide reimbursement of up to approximately $51.4 million.
(4)	The tenant is expected to construct three buildings at the property, for which we agreed to provide reimbursement of up to $24.0 million.
(5)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to approximately $14.5 million. In September 2021, we amended the lease, which increased the improvement allowance by $15.0 million to a total of approximately $29.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.
(6)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to $26.0 million.
(7)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to approximately $5.7 million.
(8)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to $15.0 million. In November 2021, we amended the lease, which increased the improvement allowance by $8.7 million to total of $23.7 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.
(9)	The tenant is expected to construct a 250,000 square foot industrial facility, for which we agreed to provide reimbursement of up to approximately $43.8 million. The purchase price excludes approximately $3.2 million attributable to a portion of the property that is not part of any of the planned construction and which did not satisfy the requirements for sale-leaseback accounting; therefore, this portion of the property is recognized as a notes receivable and is included in other assets, net on our consolidated balance sheet.
(10)	Trulieve acquired Harvest in 2021. The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to $12.9 million.
(11)	The tenant is expected to construct an 83,000 square foot industrial facility, for which we agreed to provide reimbursement of up to approximately $26.7 million.
(12)	The amounts related to the acquisition of additional land adjacent to an existing property and a lease amendment which provided an allowance to fund construction of a new building and resulted in a corresponding adjustment to the base rent for the lease at the property. The tenant is expected to construct approximately 324,000 square feet of industrial space, for which we agreed to provide reimbursement of up to approximately $46.1 million.
(13)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to $9.0 million.
(14)	We acquired the central utility plant facilities from the tenant at the property, which increased the total rentable square feet at the property to 205,000 square feet, provided reimbursements to the tenant for certain other improvements made at the property, and amended the lease to increase the improvement allowance for future improvements by $550,000, all of which resulted in a corresponding adjustment to the base rent for the property.
(15)	We acquired a portfolio of 27 properties leased to multiple tenants with 24 properties located in Colorado, two properties located in North Dakota, and one property located in Pennsylvania. The tenants at three of the properties are expected to complete improvements at the properties for which we are obligated to provide reimbursement of up to a total of approximately $1.1 million.
(16)	Approximately $46.7 million was allocated to land, approximately $231.0 million was allocated to building and improvements, approximately $9.1 million was allocated to in-place leases and approximately $1.1 million was allocated to one above-market lease.

(17)	Excludes an additional approximately 110,000 rentable square feet relating to expansions at properties acquired prior to 2021.

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of December 31, 2021 is as follows (in thousands):

At December 31, 2021
In-place lease intangible assets	$9,181
Accumulated amortization	(33)
In-place lease intangible assets, net	$9,148

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our consolidated statements of income was approximately $33,000 for the year ended December 31, 2021. The weighted-average amortization period of the value of acquired in-place leases was approximately 11.7 years, and the estimated annual amortization of the value of the acquired in-place leases as of December 31, 2021 is as follows (in thousands):

Year	Amount
2022	$786
2023	786
2024	786
2025	786
2026	786
Thereafter	5,218
Total	$9,148

Above-Market Lease

At December 31, 2021, we had one above-market lease acquired on December 14, 2021 with an initial value of approximately $1.1 million and an amortization period of approximately 11.5 years.

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

In February 2021, we amended our lease with PharmaCann Inc. at one of our New York properties, increasing the improvement allowance under the lease by $2.5 million to a total of $33.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

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

Including all of our properties, during the year ended December 31, 2021, we capitalized costs of approximately $384.1 million and funded approximately $374.5 million relating to improvements and construction activities at our properties.

The properties acquired during the year ended December 31, 2021 generated approximately $19.2 million of rental revenue (including tenant reimbursements) and approximately $15.5 million of net operating income after deducting property and depreciation expenses, during that period. The properties acquired during the year ended December 31, 2020 generated approximately $27.2 million of rental revenue (including tenant reimbursements) and approximately $20.7 million net operating income after deducting property and depreciation expenses, during that period.

Future contractual minimum rent (including base rent and property management fees) under the operating leases as of December 31, 2021 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2022	$258,705
2023	272,576
2024	280,595
2025	288,955
2026	297,597
Thereafter	4,237,164
Total	$5,635,592

7. Debt

Exchangeable Senior Notes

As of December 31, 2021 and 2020, our Operating Partnership had outstanding approximately $33.4 million and $143.7 million, respectively, principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at December 31, 2021 was 15.32648 shares of our common stock per $1,000 principal amount of the Exchangeable Senior Notes and the exchange price at December 31, 2021 was approximately $65.25 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. At December 31, 2021, the if-exchanged value of the Exchangeable Senior Notes exceeded the principal amount by approximately $101.1 million.

In connection with the issuance of the Exchangeable Senior Notes in February 2019, we recorded an approximately $5.8 million discount based on the implied value of the exchange option and an assumed effective interest rate of 4.65%, as well as approximately $5.2 million of initial issuance costs, of which approximately $5.0 million and $200,000 were allocated to the liability and equity components, respectively, based on their relative fair values. Issuance costs allocated to the liability component as well as the debt discount, are being amortized using the effective interest method and recognized as non-cash interest expense over the expected term of the Exchangeable Senior Notes.

In December 2021, our Operating Partnership entered into separate privately-negotiated exchange agreements with certain holders of the Exchangeable Senior Notes, pursuant to which the Operating Partnership delivered and paid an aggregate of (a) 1,684,237 shares of the Company’s common stock and (b) approximately $2.3 million in cash (consisting of approximately $1.2 million in accrued interest and approximately $1.1 million in inducement), collectively, in exchange for approximately $110.4 million principal amount of the Exchangeable Senior Notes (the “Exchange Transactions”). The issuance of the shares pursuant to the Exchange Transactions resulted in a non-cash increase to our additional paid-in capital account of approximately $109.0 million, primarily driven by the fair value of the shares issued, partially offset by the amount allocated to the repurchase of the exchange option. Following the closing of the Exchange Transactions, approximately $33.4 million in aggregate principal amount of the Exchangeable Senior Notes remain outstanding with terms unchanged. In connection with the Exchange Transactions, we recognized a loss on induced exchange of Exchangeable Senior Notes of approximately $3.7 million.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash coupon	$5,380	$5,391	$4,628
Amortization of debt discount	1,146	1,093	898
Amortization of issuance cost	991	947	780
Total interest expense	$7,517	$7,431	$6,306

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	At December 31, 2021	At December 31, 2020
Principal amount	$33,373	$143,749
Unamortized discount	(612)	(3,785)
Unamortized issuance cost	(529)	(3,271)
Carrying value	$32,232	$136,693

Accrued interest payable for the Exchangeable Senior Notes was approximately $365,000 and $1.6 million as of December 31, 2021 and 2020, respectively, and is included in accounts payable and accrued expenses on our consolidated balance sheets.

Notes due 2026

On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. However, the Notes due 2026 are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. Interest at a rate of 5.50% per year is payable on May 15 and November 15 of each year, beginning on November 15, 2021, until the stated maturity date of May 25, 2026. The terms of the Notes due 2026 are governed by an indenture, dated May 25, 2021, among the Operating Partnership, as issuer, the Company and the Operating Partnership’s subsidiaries, as guarantors, TMI Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC). The terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In connection with the issuance of the Notes due 2026, we recorded approximately $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026.

The following table details our interest expense related to the Notes due 2026 (in thousands):

Year Ended
December 31, 2021
Cash coupon	$9,854
Amortization of issuance cost	715
Total interest expense	$10,569

The following table details the carrying value of our Notes due 2026 (in thousands):

At December 31, 2021
Principal amount	$300,000
Unamortized issuance cost	(6,140)
Carrying value	$293,860

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of December 31, 2021.

On October 19, 2021, in accordance with the registration rights agreement entered into among the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and the initial purchasers of the Notes due 2026, the Operating Partnership completed its exchange offer to exchange all of the outstanding Notes due 2026 for an equal principal amount of a new issuance of 5.50% Senior Notes due 2026 pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission. A total of $300.0 million aggregate principal amount of the original Notes due 2026, representing 100% of the outstanding principal amount of the original Notes due 2026, was validly tendered and received prior to the expiration of the exchange offer. The terms of the new Notes due 2026 are substantially identical to the original Notes due 2026, except for transfer restrictions and registration rights relating to the original Notes due 2026.

Accrued interest payable for the Notes due 2026 as of December 31, 2021 was approximately $2.1 million, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

The following table summarizes the principal payments on our outstanding indebtedness as of December 31, 2021 (in thousands):

Payments Due
by Year	Amount
2022	$—
2023	—
2024	33,373
2025	—
2026	300,000
Thereafter	—
Total	$333,373

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

Through December 31, 2021, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share. As a result, distributions to participating securities have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 2,180,550 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the year ended December 31, 2021, and were included in the computation of diluted earnings per share. The 2,158,837 and 2,100,307 potentially issuable shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were anti-dilutive for the years ended December 31, 2020 and 2019, respectively, and were excluded from the computation of diluted earnings per share.

For the year ended December 31, 2021, 81,414 shares issuable upon vesting of performance share units (“PSUs”) granted to certain employees in January 2021 were included in dilutive securities, as the performance thresholds for vesting of these PSUs were met as measured as of December 31, 2021 (see Note 10 for further discussion of the PSUs).

Computations of net income per basic and diluted share were as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020	2019
Net income	$113,990	$65,730	$23,475
Preferred stock dividends	(1,352)	(1,352)	(1,352)
Distribution to participating securities	(557)	(509)	(396)
Net income attributable to common stockholders used to compute net income per share - basic	112,081	63,869	21,727
Dilutive effect of Exchangeable Senior Notes	7,517	—	—
Net income attributable to common stockholders used to compute net income per share - diluted	$119,598	$63,869	$21,727

Weighted-average common shares outstanding:
Basic	23,903,017	19,443,602	10,546,016
Restricted stock and RSUs	96,174	114,017	138,052
PSUs	81,414	—	—
Dilutive effect of Exchangeable Senior Notes	2,180,550	—	—
Diluted	26,261,155	19,557,619	10,684,068
Net income attributable to common stockholders per share:
Basic	$4.69	$3.28	$2.06
Diluted	$4.55	$3.27	$2.03

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

Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.

The following table presents the carrying value and approximate fair value of financial instruments at December 31, 2021 and 2020 (in thousands):

	At December 31, 2021		At December 31, 2020

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$324,889	$324,772	$619,275	$619,270
Exchangeable Senior Notes(2)	$32,232	$134,270	$136,693	$397,663
Notes due 2026(2)	$293,860	$318,486	$—	$—
(1)	Investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market.

As of December 31, 2021 and 2020, cash equivalent instruments consisted of approximately $72.0 million and $98.3 million, respectively, in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their fair values due to the short-term maturities and market rates of interest of these instruments.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to three months, construction loan receivable, accounts payable, accrued expenses and other liabilities approximate their relative fair values due to the short-term maturities and market rates of interest of these instruments.

10. Common Stock Incentive Plan

Our board of directors adopted our 2016 Omnibus Incentive Plan (the “2016 Plan”), to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. Any equity awards that lapse, expire, terminate, are canceled or are forfeited (including forfeitures in connection with satisfaction of tax withholding obligations of the recipient) are re-credited to the 2016 Plan’s reserve for future issuance. The 2016 Plan automatically terminates on the date which is ten years following the effective date of the 2016 Plan.

A summary of the restricted stock activity under the 2016 Plan and related information for the years ended December 31, 2021, 2020 and 2019 is included in the table below:

		Weighted-
	Restricted	Average Grant Date
	Shares	Fair Value
Nonvested balance at December 31, 2018	147,359	$23.98
Granted	56,460	$55.82
Vested	(43,556)	$25.82
Forfeited(1)	(20,717)	$18.98
Nonvested balance at December 31, 2019	139,546	$37.03
Granted	17,057	$75.96
Vested	(51,705)	$40.07
Forfeited(1)	(28,552)	$19.72
Nonvested balance at December 31, 2020	76,346	$50.14
Granted	9,679	$187.74
Vested	(29,955)	$52.31
Forfeited(1)	(18,303)	$31.99
Nonvested balance at December 31, 2021	37,767	$92.49
(1)	All of these shares were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $1.5 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 1.6 years as of December 31, 2021. The fair value of restricted stock that vested in 2021, 2020 and 2019 was approximately $8.8 million, $6.0 million and $3.2 million, respectively.

The following table summarizes our RSU activity for the years ended December 31, 2021 and 2020. There was no RSU activity for the year ended December 31, 2019. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-
	Unvested	Average Grant Date
	RSUs	Fair Value
Balance at December 31, 2019	—	$—
Granted	36,687	$76.06
Balance at December 31, 2020	36,687	$76.06
Granted	23,639	$188.80
Balance at December 31, 2021	60,326	$120.24

The remaining unrecognized compensation cost of approximately $3.7 million for RSU awards is expected to be recognized over an amortization period of approximately 1.7 years as of December 31, 2021.

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

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the Performance Period. For the year ended December 31, 2021, we recognized stock-based compensation expense of $4.0 million relating to the PSU awards. As of December 31, 2021, the remaining unrecognized compensation cost of approximately $8.0 million relating to PSU awards is expected to be recognized over the remaining Performance Period of approximately 2.0 years.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our consolidated balance sheet as of December 31, 2021 is presented in the table below (in thousands):

Year	Amount
2022	$241
2023	249
2024	256
2025	264
2026	295
Total future contractual lease payments	1,305
Effect of discounting	(163)
Office lease liability	$1,142

Improvement Allowances. As of December 31, 2021, we had approximately $269.8 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Loan. As of December 31, 2021, we had $5.6 million of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California. The developer is required to complete construction by June 2022, subject to extension in certain circumstances.

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

Deferred Compensation Plan. In November 2019, we adopted the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Plan”), which allows a select group of management and non-employee directors to defer receipt of their compensation, including up to 80% of base salary, 100% of bonus, 100% of director fees and 100% of restricted equity awards. The Plan assets are held in a rabbi trust which is consolidated and included in the consolidated financial statements.

12. Subsequent Events

Investments

Subsequent to December 31, 2021, we acquired the following properties, including commitments to fund improvements and construction, and made the following additional funds available to tenants for improvements at our existing properties (dollars in thousands):

			Rentable
			Square	Purchase	Improvement
Property	Market	Closing Date	Feet(1)	Price	Commitments	Total(2)
4Front MA	Massachusetts	January 28, 2022	57,000	$16,000	$—	$16,000
GPI MI	Michigan	February 4, 2022	—	—	18,000	18,000	(3)
Ascend NJ	New Jersey	February 10, 2022	114,000	35,400	4,600	40,000	(4)
Total			171,000	$51,400	$22,600	$74,000
(1)	Includes expected rentable square feet at completion of construction.
(2)	Excludes transaction costs.
(3)	The amount relates to a lease amendment which increased the improvement allowance under a lease at one of our Michigan properties by $18.0 million to a total of approximately $47.5 million, and also resulted in a corresponding adjustment to base rent for the lease at the property.
(4)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to $4.6 million.

In addition, we acquired additional land adjacent to one of our existing properties in Pennsylvania on February 2, 2022. In connection with the acquisition, we amended the lease for the existing property to incorporate this land into the leased area and reduced the existing improvement allowance under the lease by an amount equal to the purchase price for the land, which was approximately $3.3 million.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2021

(In thousands)

			Initial Costs			Total Costs
					Costs
					Capitalized
		Year		Building and	Subsequent to		Building and		Accumulated	Net Cost
Property	State	Built/Renovated	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Basis	Year Acquired
Pharm AZ	Arizona	1995/2017	$398	$14,629	$5,003	$398	$19,632	$20,030	$(2,862)	$17,168	2017
Pharm AZ Retail	Arizona	2019	1,216	811	501	1,216	1,312	2,528	(122)	2,406	2019
Sacramento CA	California	1990/2019	1,376	5,321	6,033	1,376	11,354	12,730	(976)	11,754	2019
Kings Garden CA Portfolio	California	Various(1)(11)	10,351	61,062	11,475	10,351	72,537	82,888	(3,336)	79,552	2019/2020/2021
Holistic CA	California	1926/1976	1,713	11,307	1,077	1,713	12,384	14,097	(726)	13,371	2019
Vertical CA Portfolio	California	Various(2)	3,393	13,939	—	3,393	13,939	17,332	(892)	16,440	2019
Gold Flora CA	California	2021/2021	5,930	45,081	5,243	5,930	50,324	56,254	(254)	56,000	2021
Columbia Care CO	Colorado	1967/1978/2018	2,101	9,176	—	2,101	9,176	11,277	(1,029)	10,248	2018
LivWell CO Retail Portfolio	Colorado	Various(3)	546	2,781	72	546	2,853	3,399	(135)	3,264	2020
Trulieve FL Portfolio	Florida	Various(4)(11)	1,027	39,793	17,793	1,027	57,586	58,613	(2,016)	56,597	2019/2021
Parallel FL Portfolio	Florida	Various(5)	3,258	51,625	52,336	3,258	103,961	107,219	(3,388)	103,831	2020
Ascend IL	Illinois	2015/2020	563	18,457	50,267	563	68,724	69,287	(4,365)	64,922	2018
Cresco IL Portfolio	Illinois	Various(6)	3,215	29,602	13,635	3,215	43,237	46,452	(3,265)	43,187	2019
PharmaCann IL	Illinois	1992/2020	201	17,807	10,008	201	27,815	28,016	(2,024)	25,992	2019
Curaleaf IL	Illinois	1984/2020	350	10,191	18,514	350	28,705	29,055	(2,276)	26,779	2019
GTI IL	Illinois	2015/2020	739	8,284	40,997	739	49,281	50,020	(2,392)	47,628	2020
4Front IL	Illinois	(11)	3,366	—	5,804	3,366	5,804	9,170	(10)	9,160	2021
Holistic MD	Maryland	2017	2,785	8,410	19,309	2,785	27,719	30,504	(3,148)	27,356	2017
Trulieve MD	Maryland	1980/2021	1,861	14,775	8,206	1,861	22,981	24,842	(260)	24,582	2021
PharmaCann MA	Massachusetts	2020	3,030	—	27,512	3,030	27,512	30,542	(1,824)	28,718	2018
Holistic MA	Massachusetts	1980/2018	1,059	11,717	4,967	1,059	16,684	17,743	(1,398)	16,345	2018
Trulieve MA	Massachusetts	1890/2021	694	2,831	40,035	694	42,866	43,560	(3,737)	39,823	2019
Ascend MA	Massachusetts	1938/2021	2,202	24,568	22,059	2,202	46,627	48,829	(1,989)	46,840	2020
Cresco MA	Massachusetts	1880/2021	650	7,119	15,840	650	22,959	23,609	(748)	22,861	2020
4Front MA	Massachusetts	1987/2019	2,316	13,194	—	2,316	13,194	15,510	(389)	15,121	2020
Temescal MA	Massachusetts	1978/2021	2,082	1,026	6,158	2,082	7,184	9,266	(77)	9,189	2021
Green Peak MI	Michigan	Various(7)(11)	3,840	17,206	18,228	3,840	35,434	39,274	(1,855)	37,419	2018/2021
Emerald Growth MI	Michigan	1960/2020	389	6,489	3,139	389	9,628	10,017	(811)	9,206	2019
Ascend MI	Michigan	1929/2021	409	4,360	14,894	409	19,254	19,663	(1,173)	18,490	2019
LivWell MI	Michigan	1940/2020/2021	1,237	17,791	64,482	1,237	82,273	83,510	(3,340)	80,170	2019
Green Peak MI Retail Portfolio	Michigan	Various(8)	2,562	7,512	1,755	2,562	9,267	11,829	(762)	11,067	2019
Cresco MI	Michigan	1930/1972/2021	1,385	3,631	26,754	1,385	30,385	31,770	(1,021)	30,749	2020
Holistic MI	Michigan	2021	6,211	—	18,789	6,211	18,789	25,000	(428)	24,572	2020
Sozo MI	Michigan	1951/2021	700	9,557	5,599	700	15,156	15,856	(247)	15,609	2021
Vireo MN	Minnesota	2015/2017/2019	427	2,644	6,618	427	9,262	9,689	(1,072)	8,617	2017
Calyx MO	Missouri	(11)	753	787	8,491	753	9,278	10,031	(46)	9,985	2021
Las Vegas NV	Nevada	1984/2020	1,088	2,768	5,771	1,088	8,539	9,627	(755)	8,872	2019
Curaleaf NJ	New Jersey	1995/2020	702	4,857	29,511	702	34,368	35,070	(1,699)	33,371	2020
Columbia Care NJ Portfolio	New Jersey	Various(8)	466	11,974	1,580	466	13,554	14,020	(576)	13,444	2020
PharmaCann NY	New York	2016/2021	7,600	22,475	9,765	7,600	32,240	39,840	(3,144)	36,696	2016
Vireo NY	New York	1970/2021	1,593	3,157	27,566	1,593	30,723	32,316	(1,073)	31,243	2017
Curaleaf ND	North Dakota	2018/2020	191	9,743	2,271	191	12,014	12,205	(805)	11,400	2019
PharmaCann OH	Ohio	2019	712	—	19,310	712	19,310	20,022	(1,173)	18,849	2019
AYR OH	Ohio	1954/1986/2020	22	1,014	2,501	22	3,515	3,537	(401)	3,136	2019
Cresco OH	Ohio	2018/2020	235	10,377	1,981	235	12,358	12,593	(601)	11,992	2020
GTI OH	Ohio	1937/2020	239	2,688	27,741	239	30,429	30,668	(1,070)	29,598	2020
Jushi PA	Pennsylvania	1959/2020	275	5,603	34,013	275	39,616	39,891	(2,009)	37,882	2018
Maitri PA	Pennsylvania	1970/2019	233	6,249	15,884	233	22,133	22,366	(1,762)	20,604	2019

Columbia Care PA	Pennsylvania	1988/2020	1,353	11,854	29,745	1,353	41,599	42,952	(1,391)	41,561	2019
PharmaCann PA	Pennsylvania	2021	954	—	27,070	954	27,070	28,024	(1,027)	26,997	2019
GTI PA	Pennsylvania	1927/2017	1,435	19,098	19,304	1,435	38,402	39,837	(3,775)	36,062	2019
Curaleaf PA	Pennsylvania	1980/2019	1,228	13,080	12,423	1,228	25,503	26,731	(2,243)	24,488	2019
Holistic PA	Pennsylvania	1930/2020	941	7,941	10,265	941	18,206	19,147	(840)	18,307	2020
Parallel PA	Pennsylvania	1976/2021	6,979	34,781	25,890	6,979	60,671	67,650	(1,050)	66,600	2021
Parallel TX	Texas	(11)	2,222	1,195	3,861	2,222	5,056	7,278	(14)	7,264	2021
CO/PA/ND Portfolio	Various(11)	Various(11)	17,526	44,134	—	17,526	44,134	61,660	(52)	61,608	2021
Columbia Care VA	Virginia	2019/2020	231	11,582	7,936	231	19,518	19,749	(1,570)	18,179	2020
4Front WA	Washington	1997/2015	1,826	15,684	—	1,826	15,684	17,510	(515)	16,995	2020
Total			$122,386	$733,737	$865,981	$122,386	$1,599,718	$1,722,104	$(81,938)	$1,640,166
(1)	Portfolio consists of eight properties constructed and renovated between 1969 and 2019.
(2)	Portfolio consists of four properties constructed and renovated between 1964 and 2020.
(3)	Portfolio consists of two properties constructed in 1998 and 2019.
(4)	Portfolio consists of two properties constructed in 1981 and 2019. One of the properties was renovated in 2020.
(5)	Portfolio consists of two properties originally constructed in 1982 and 2014. Both properties were renovated and expanded in 2020 and 2021.
(6)	Portfolio consists of two properties constructed in 2015 and 2016. Both properties were renovated in 2019.
(7)	Portfolio consists of two properties constructed in 1999 and 2018.
(8)	Portfolio consists of six properties constructed and renovated between 1957 and 2019.
(9)	Portfolio consists of two properties constructed between 1962 and 1974. Both properties were renovated in 2020.
(10)	Portfolio consists of 27 properties with 24 properties located in Colorado, two properties located in North Dakota, and one property located in Pennsylvania, which were constructed and renovated between 1870 and 2020.
(11)	As of December 31, 2021, all or a portion of the property was under active development or redevelopment.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Investment in real estate, at cost:
Balance at beginning of year	$1,060,239	$518,031	$150,930
Purchases of investments in real estate	277,717	241,159	259,889
Additions and improvements	384,148	301,049	107,212
Balance at end of year	$1,722,104	$1,060,239	$518,031
Accumulated Depreciation:
Balance at beginning of year	$(40,195)	$(12,170)	$(3,571)
Depreciation expense	(41,743)	(28,025)	(8,599)
Balance at end of year	$(81,938)	$(40,195)	$(12,170)