Form 10-Q
period 2022-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2022-05-05
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of May 5, 2022 there were 27,970,618 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

MARCH 31, 2022

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
Assets	2022	2021
Real estate, at cost:
Land	$131,925	$122,386
Buildings and improvements	1,070,431	979,417
Tenant improvements	694,251	620,301
Total real estate, at cost	1,896,607	1,722,104
Less accumulated depreciation	(95,608)	(81,938)
Net real estate held for investment	1,800,999	1,640,166
Construction loan receivable	15,525	12,916
Cash and cash equivalents	43,094	81,096
Restricted cash	1,930	5,323
Investments	209,935	324,889
Right of use office lease asset	2,011	1,068
In-place lease intangible assets, net	9,215	9,148
Other assets, net	25,399	9,996
Total assets	$2,108,108	$2,084,602
Liabilities and stockholders’ equity
Exchangeable Senior Notes, net	$9,369	$32,232
Notes due 2026, net	294,167	293,860
Tenant improvements and construction funding payable	43,802	46,274
Accounts payable and accrued expenses	8,990	7,718
Dividends payable	46,168	38,847
Other liabilities	2,150	1,167
Rent received in advance and tenant security deposits	56,801	52,805
Total liabilities	461,447	472,903
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 26,107,769 and 25,612,541 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	26	26
Additional paid-in capital	1,718,234	1,672,882
Dividends in excess of earnings	(85,608)	(75,218)
Total stockholders’ equity	1,646,661	1,611,699
Total liabilities and stockholders’ equity	$2,108,108	$2,084,602

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Rental (including tenant reimbursements)	$64,114	$42,885
Other revenue	390	—
Total revenues	64,504	42,885

Expenses:
Property expenses	1,982	770
General and administrative expense	8,777	5,600
Depreciation and amortization expense	13,868	8,839
Total expenses	24,627	15,209
Income from operations	39,877	27,676
Interest and other income	57	124
Interest expense	(4,766)	(1,873)
Loss on exchange of Exchangeable Senior Notes	(118)	—
Net income	35,050	25,927
Preferred stock dividends	(338)	(338)
Net income attributable to common stockholders	$34,712	$25,589
Net income attributable to common stockholders per share (Note 8):
Basic	$1.35	$1.07
Diluted	$1.32	$1.05
Weighted-average shares outstanding:
Basic	25,620,253	23,889,398
Diluted	26,340,224	26,152,551

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended March 31, 2022
	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2021	$14,009	25,612,541	$26	$1,672,882	$(75,218)	$1,611,699
Adjustment to opening balance upon adoption of ASU 2020-06 (Note 2)	—	—	—	(1,340)	728	(612)
Net income	—	—	—	—	35,050	35,050
Issuance of unvested restricted stock, net of forfeitures	—	12,363	—	(2,441)	—	(2,441)
Exchange of Exchangeable Senior Notes	—	365,842	—	23,651	—	23,651
Net proceeds from sale of common stock	—	117,023	—	21,103	—	21,103
Preferred stock dividend	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(45,830)	(45,830)
Stock-based compensation	—	—	—	4,379	—	4,379
Balance, March 31, 2022	$14,009	26,107,769	$26	$1,718,234	$(85,608)	$1,646,661

	Three Months Ended March 31, 2021
	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2020	$14,009	23,936,928	$24	$1,559,059	$(48,120)	$1,524,972
Net income	—	—	—	—	25,927	25,927
Issuance of unvested restricted stock, net of forfeitures	—	(10,611)	—	(3,384)	—	(3,384)
Preferred stock dividend	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(31,660)	(31,660)
Stock-based compensation	—	—	—	2,101	—	2,101
Balance, March 31, 2021	$14,009	23,926,317	$24	$1,557,776	$(54,191)	$1,517,618

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$35,050	$25,927
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,868	8,839
Loss on exchange of Exchangeable Senior Notes	118	—
Other non-cash adjustments	70	22
Stock-based compensation	4,379	2,101
Amortization of discounts on short-term investments	(46)	(116)
Amortization of debt discount and issuance costs	365	525
Changes in assets and liabilities
Other assets, net	812	80
Accounts payable, accrued expenses and other liabilities	1,272	(2,283)
Rent received in advance and tenant security deposits	3,996	7,513
Net cash provided by operating activities	59,884	42,608

Cash flows from investing activities
Purchases of investments in real estate	(47,820)	(28,390)
Reimbursements of tenant improvements and construction funding	(129,395)	(64,160)
Funding of construction loan and other investments	(18,279)	—
Deposits in escrow for acquisitions	(600)	(550)
Purchases of short-term investments	—	(209,932)
Maturities of short-term investments	115,000	290,000
Net cash used in investing activities	(81,094)	(13,032)

Cash flows from financing activities
Issuance of common stock, net of offering costs	21,103	—
Dividends paid to common stockholders	(38,509)	(29,727)
Dividends paid to preferred stockholders	(338)	(338)
Taxes paid related to net share settlement of equity awards	(2,441)	(3,384)
Net cash used by financing activities	(20,185)	(33,449)
Net decrease in cash, cash equivalents and restricted cash	(41,395)	(3,873)
Cash, cash equivalents and restricted cash, beginning of period	86,419	126,006
Cash, cash equivalents and restricted cash, end of period	$45,024	$122,133

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$626	$2,695
Supplemental disclosure of non-cash investing and financing activities:
Accrual for reimbursements of improvements and construction funding	$43,802	$66,074
Deposits applied for acquisitions	25	200
Accrual for common and preferred stock dividends declared	46,168	31,998
Accrual for stock issuance costs	126	—
Exchange of Exchangeable Senior Notes for common stock	23,870	—
Operating lease liability for obtaining right of use asset	1,017	—

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

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

This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2022.

Federal Income Taxes. We believe that we have operated our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. The income taxes recorded on our condensed consolidated statements of income represent amounts paid for city and state income and franchise taxes and are included in general and administrative expenses in the accompanying the condensed consolidated statements of income.

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

The fair value of acquired in-place leases is derived based on our assessment of estimated lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amounts recorded for acquired in-place leases are reflected as in-place lease intangible assets, net on our condensed consolidated balance sheets and are amortized on a straight-line basis as a component of depreciation and amortization expense over the remaining term of the applicable leases.

The fair value of the above-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) our estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease. The amount recorded for one above-market operating lease is included in other assets, net on our condensed consolidated balance sheets and is amortized on a straight-line basis as a reduction of rental revenue over the remaining term of the applicable lease.

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

Amounts capitalized are depreciated over estimated useful lives determined by management. We depreciate buildings and improvements and tenant improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended March 31, 2022 and 2021, we recognized depreciation expense of approximately $13.7 million and $8.8 million, respectively, which are included in depreciation and amortization expense in our condensed consolidated statements of income. We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to six years. We depreciate the leasehold improvements at our corporate office over the shorter of the estimated useful lives or the initial lease term.

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

We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the three months ended March 31, 2022 and 2021.

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

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. The developer is required to complete construction by June 2022, subject to extension in certain circumstances. Interest on the construction loan is payable at maturity, which is December 25, 2022. As of March 31, 2022, we had funded approximately $15.5 million of the construction loan.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021, approximately $32.5 million and $72.0 million, respectively, were invested in short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

Restricted Cash. Restricted cash relates to cash held in escrow accounts for the reimbursement of improvements for tenants in accordance with certain lease agreements.

Investments. Investments consist of obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of greater than three months. Investments are classified as held-to-maturity and stated at amortized cost.

Exchangeable Notes. The liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, are required to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of our Exchangeable Senior Notes (as defined below) were allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the Exchangeable Senior Notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes as of the date of issuance based on our estimated nonexchangeable debt borrowing rate with the assistance of a third-party valuation specialist as we do not have a history of borrowing arrangements and there is limited empirical data available related to the Company’s industry due to the regulatory uncertainty of the cannabis market in which the Company’s tenants operate. The equity component of our Exchangeable Senior Notes was reflected within additional paid-in capital on our condensed consolidated balance sheets, and the resulting debt discount was amortized over the period during which the Exchangeable Senior Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models, and convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. We adopted ASU 2020-06 on January 1, 2022 and recognized a cumulative-effect adjustment of approximately $728,000 to the opening balance of retained earnings and derecognized approximately $1.3 million of the remaining equity component relating to the outstanding principal balance of our Exchangeable Senior Notes at the date of adoption.

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

As lessee, we recognized a liability to account for our future obligations and a corresponding right-of-use asset related to our corporate office lease. The lease liability was initially measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which was the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. In November 2021, we amended the lease to extend the term from April 2025 to January 2027 in connection with an expansion of the leased space which did not commence until February 2022. As a result of the lease amendment, we re-measured the lease liability relating to the existing leased space and measured the lease liability relating to the expansion space based on the present value of the respective future lease payments (excluding the extension option that we are not reasonably certain to exercise), discounted using the estimated incremental borrowing rate of 5.5%, which was the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the three months ended March 31, 2022 and 2021, we recognized office lease expense of approximately $101,000 and $57,000, respectively, which are included in general and administrative expense in our condensed consolidated statements of income. For the three months ended March 31, 2022 and 2021, amounts paid and classified as operating activities in our condensed consolidated statements of cash flows for the office lease were approximately $60,000 and $59,000, respectively.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Substantially all of our leases continued to be classified as operating leases and we continue to record revenue for each of our properties on a cash basis. Our tenant reimbursable revenue and property expenses continue to be presented on a gross basis as rental revenue and as property expenses, respectively, on our consolidated statements of income. Property taxes paid directly by the lessee to a third party continue to be excluded from our consolidated financial statements.

Lease amendments are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease.

Our leases generally contain options to extend the lease terms at the prevailing market rate or at the expiring rental rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

Concentration of Credit Risk. As of March 31, 2022, we owned 107 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Washington. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2022 and 2021, including tenant reimbursements:

	For the Three Months Ended
	March 31, 2022
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc.	11	14%
SH Parent, Inc. ("Parallel")	4	11%
Ascend Wellness Holdings, Inc.	4	9%
Kings Garden Inc.	7	8%
Columbia Care, Inc.	21	7%

	For the Three Months Ended
	March 31, 2021
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc.	5	13%
Ascend Wellness Holdings, LLC	3	10%
Cresco Labs Inc.	5	9%
Curaleaf Holdings, Inc.	4	8%
Green Thumb Industries, Inc.	3	7%

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of March 31, 2022 and December 31, 2021, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2022, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of March 31, 2022, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 26,107,769 shares of common stock issued and outstanding.

We are party to equity distribution agreements with certain sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. During the three months ended March 31, 2022, we sold 117,023 shares of our common stock for net proceeds of approximately $21.1 million under the ATM Program, which includes the payment of approximately $434,000 to one sales agent as commission for such sales.

During the three months ended March 31, 2022, we issued 365,842 shares of our common stock upon exchange by holders of approximately $23.9 million of outstanding principal amount of our Exchangeable Senior Notes.

4. Preferred Stock

As of March 31, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the three months ended March 31, 2022:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 14, 2022	Common stock	$1.75	January 1, 2022 to March 31, 2022	April 14, 2022	$45,830
March 14, 2022	Series A preferred stock	$0.5625	January 15, 2022 to April 14, 2022	April 14, 2022	$338

6. Investments in Real Estate

Acquisitions

The Company acquired the following properties during the three months ended March 31, 2022 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
4Front MA	Massachusetts	January 28, 2022	57,000	$16,000	$20	$16,020	(2)
Ascend NJ	New Jersey	February 10, 2022	114,000	35,400	8	35,408	(3)
Verano PA	Pennsylvania	March 23, 2022	3,000	2,750	57	2,807
Kings Garden CA	California	March 25, 2022	23,000	8,158	7	8,165	(4)
Total			197,000	$62,308	$92	$62,400	(5)

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The acquisition of the property did not satisfy the requirements for sale-leaseback accounting and therefore, the transaction is recognized as a note receivable and is included in other assets, net on our condensed consolidated balance sheet.
(3)	The tenant is expected to complete improvements at the property, for which we agreed to provide reimbursement of up to $4.6 million.
(4)	The purchase price includes $1.8 million holdback held in an escrow account, which is subject to distribution to the seller upon seller’s completion of certain improvements at the property, which is included in restricted cash on our condensed consolidated balance sheet.
(5)	Approximately $16.0 million was included in other assets; $1.8 million was included in restricted cash; approximately $6.3 million was allocated to land; approximately $38.0 million was allocated to building and improvements; and approximately $265,000 was allocated to an in-place lease.

The properties acquired during the three months ended March 31, 2022 generated approximately $532,000 of rental revenues (including tenant reimbursements) and approximately $388,000 of net operating income after deducting property and depreciation expenses, during that period. The properties acquired during the three months ended March 31, 2021 generated approximately $911,000 of rental revenue (including tenant reimbursements) and approximately $743,000 of net operating income after deducting property and depreciation expenses, during that period. During the three months ended March 31, 2022, the acquisition of the property which did not satisfy the requirements for sale-leaseback accounting generated approximately $298,000 of interest revenue, which is included in other revenue on our condensed consolidated statements of income.

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

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
In-place lease intangible assets	$9,446	$9,181
Accumulated amortization	(231)	(33)
In-place lease intangible assets, net	$9,215	$9,148

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our condensed consolidated statements of income was approximately $198,000 for the three months ended March 31, 2022. The weighted-average amortization period of the value of acquired in-place leases was approximately 11.4 years, and the estimated annual amortization of the value of the acquired in-place leases as of March 31, 2022 is as follows (in thousands):

Year	Amount
2022 (nine months ending December 31)	$613
2023	817
2024	817
2025	817
2026	817
Thereafter	5,334
Total	$9,215

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
Above-market lease	$1,054	$1,054
Accumulated amortization	(27)	(4)
Above-market lease, net	$1,027	$1,050

The above-market lease is amortized on a straight-line basis as a reduction to rental revenue over the remaining lease term of approximately 11.2 years. For the three months ended March 31, 2022, the amortization of the above-market lease was approximately $23,000.

Lease Amendments

In February 2022, we amended our lease with Green Peak Industries, Inc. at one of our Michigan properties, increasing the improvement allowance under the lease by $18.0 million to a total of approximately $47.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In March 2022, we amended our lease with Holistic Industries Inc. at one of our Michigan properties, increasing the improvement allowance under the lease by $3.5 million to a total of $22.3 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In March 2022, we amended our lease with a subsidiary of Ascend Wellness Holdings, Inc. at one of our Michigan properties, increasing the improvement allowance under the lease by $4.4 million to a total of $19.4 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In March 2022, we amended our lease with a subsidiary of Ascend Wellness Holdings, Inc. at one of our Massachusetts properties, increasing the improvement allowance under the lease by $14.9 million to a total of approximately $37.2 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

Including all of our properties, during the three months ended March 31, 2022, we capitalized costs of approximately $126.9 million and funded approximately $129.4 million relating to improvements and construction activities at our properties.

Future contractual minimum rent (including base rent and property management fees) under the operating leases as of March 31, 2022 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2022 (nine months ending December 31)	$203,721
2023	283,242
2024	291,552
2025	300,208
2026	309,155
Thereafter	4,434,845
Total	$5,822,723

7. Debt

Exchangeable Senior Notes

As of March 31, 2022, our Operating Partnership had outstanding approximately $9.5 million principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at March 31, 2022 was 15.42947 shares of our common stock per $1,000 principal amount of Notes and the exchange price at March 31, 2022 was approximately $64.81 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually on March 15 and September 15 of each year at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. At March 31, 2022, the if-exchanged value of the Exchangeable Senior Notes exceeded the principal amount by approximately $20.6 million.

During the three months ended March 31, 2022, we issued 365,842 shares of our common stock upon exchanges by holders of approximately $23.9 million of outstanding principal amount of our Exchangeable Senior Notes and recognized a loss on the exchanges totaling approximately $118,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a non-cash increase to our additional paid-in capital account of approximately $23.7 million.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cash coupon	$276	$1,348
Amortization of debt discount	—	282
Amortization of issuance cost	58	243
Total interest expense	$334	$1,873

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	At March 31, 2022	At December 31, 2021
Principal amount	$9,503	$33,373
Unamortized discount	—	(612)
Unamortized issuance cost	(134)	(529)
Carrying value	$9,369	$32,232

Accrued interest payable for the Exchangeable Senior Notes as of March 31, 2022 and December 31, 2021 was approximately $15,000 and $365,000, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

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

The following table details our interest expense related to the Notes due 2026 (in thousands):

For the Three Months Ended
March 31, 2022
Cash coupon	$4,125
Amortization of issuance cost	307
Total interest expense	$4,432

The following table details the carrying value of our Notes due 2026 (in thousands):

	At March 31, 2022	December 31, 2021
Principal amount	$300,000	$300,000
Unamortized issuance cost	(5,833)	(6,140)
Carrying value	$294,167	$293,860

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of March 31, 2022.

Accrued interest payable for the Notes due 2026 as of March 31, 2022 and December 31, 2021 was approximately $6.2 million and $2.1 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

The following table summarizes the principal payments on our outstanding indebtedness as of March 31, 2022 (in thousands):

Payments Due
by Year	Amount
2022 (nine months ended December 31)	$—
2023	—
2024	9,503
2025	—
2026	300,000
Thereafter	—
Total	$309,503

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

Through March 31, 2022, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three months ended March 31, 2022 and 2021 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 507,181 and 2,170,959 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three months ended March 31, 2022 and 2021, respectively, and were included in the computation of diluted earnings per share.

For the three months ended March 31, 2022, 102,333 shares issuable upon vesting of performance share units (“PSUs”) granted to certain employees were included in dilutive securities, as the performance thresholds for vesting of these PSUs were met as measured as of March 31, 2022. For the three months ended March 31, 2021, the PSUs granted to certain employees were not included in dilutive securities as of March 31, 2021 as the performance thresholds for vesting of any performance share units were not met (see Note 10 for further discussion of the PSUs).

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$35,050	$25,927
Preferred stock dividends	(338)	(338)
Distribution to participating securities	(202)	(126)
Net income attributable to common stockholders used to compute net income per share - basic	34,510	25,463
Dilutive effect of Exchangeable Senior Notes	334	1,873
Net income attributable to common stockholders used to compute net income per share - diluted	$34,844	$27,336

Weighted-average common shares outstanding:
Basic	25,620,253	23,889,398
Restricted stock and RSUs	110,457	92,194
PSUs	102,333	—
Dilutive effect of Exchangeable Senior Notes	507,181	2,170,959
Diluted	26,340,224	26,152,551
Net income attributable to common stockholders per share:
Basic	$1.35	$1.07
Diluted	$1.32	$1.05

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

The following table presents the carrying value and approximate fair value of financial instruments at March 31, 2022 and December 31, 2021 (in thousands):

	At March 31, 2022		At December 31, 2021

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$209,935	$209,507	$324,889	$324,772
Exchangeable Senior Notes(2)	$9,369	$29,451	$32,232	$134,270
Notes due 2026(2)	$294,167	$300,255	$293,860	$318,486
(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market.

As of March 31, 2022 and December 31, 2021, cash equivalent instruments consisted of $32.5 million and $72.0 million, respectively, in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to three months, construction loan receivable, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the three months ended March 31, 2022 is included in the table below:

		Weighted-
	Unvested	Average
	Restricted	Grant Date Fair
	Stock	Value
Balance at December 31, 2021	37,767	$92.49
Granted	21,645	$215.69
Vested	(16,064)	$80.47
Forfeited(1)	(9,282)	$56.94
Balance at March 31, 2022	34,066	$186.12
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $5.5 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 2.5 years as of March 31, 2022. The fair value of restricted stock that vested during the three months ended March 31, 2022 was approximately $6.7 million.

The following table summarizes our RSU activity for the three months ended March 31, 2022. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock Units	Value
Balance at December 31, 2021	60,326	$120.24
Granted	20,853	$215.84
Balance at March 31, 2022	81,179	$144.79

The remaining unrecognized compensation cost of approximately $7.2 million for RSU awards is expected to be recognized over an amortization period of approximately 2.3 years as of March 31, 2022.

In January 2021, we issued 70,795 “target” PSUs to a select group of officers, which vest and are settled in shares of common stock (“2021 PSU Award Shares”) based on the Company’s total stockholder return over a period commencing on January 11, 2021 and ending on December 31, 2023 (the “ 2021 PSU Performance Period”) relative to two different comparator groups of companies. In January 2022, we issued 102,641 “target” PSUs to a select group of officers, which vest and are settled in shares of common stock (referred to herein together with the 2021 PSU Award Shares as the “Award Shares”) based on the Company’s total stockholder return over a period commencing on January 11, 2022 and ending on December 31, 2024 (referred to herein together with the 2021 PSU Performance Period as the “Performance Periods”) relative to two different comparator groups of companies.

At the end of the applicable Performance Periods, a recipient of PSUs may receive as few as zero Award Shares or as many as 150% of the number of target PSUs in Award Shares, plus deemed dividends. PSUs will also be reduced as necessary so the total value at the vesting date does not exceed 800% of the grant date PSU price, and if the Company’s absolute total stockholder return during the applicable Performance Periods is negative, the payout of Award Shares is capped at the target number of PSUs, notwithstanding the Company’s outperformance of comparator groups. No dividends are paid to the recipient during the applicable Performance Periods. At the end of the applicable Performance Periods, if the Company’s total stockholder return is such that the recipient earns Award Shares, the recipient will receive additional shares of common stock relating to dividends deemed to have been paid and reinvested on the Award Shares. The recipient of the Award Shares may not sell, transfer or otherwise dispose of the Award Shares for a one-year period following the vesting date of the Award Shares.

The grant date fair values of the PSUs granted in January 2021 and January 2022 were $12.0 million and $20.0 million, respectively. The fair values were calculated using a Monte Carlo simulation pricing model based on the following assumptions:

	2021 PSU Award	2022 PSU Award
	Fair Value Assumptions	Fair Value Assumptions
Valuation date	January 6, 2021	January 7, 2022
Fair value per share on valuation date	$169.51	$194.86
Expected term	3 years	3 years
Expected price volatility	57.64%	55.99%
Risk-free interest rate	0.20%	1.17%
Discount for post vesting restriction	12.44%	12.22%

The expected share price volatility was based on the historical volatility of our shares of common stock over a period of approximately the applicable Performance Periods. The risk-free interest rate was based on the zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the applicable valuation date. The discount for the post vesting restriction was estimated using the Finnerty model.

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable Performance Period. For the three months ended March 31, 2022, we recognized stock-based compensation expense of $2.7 million relating to PSU awards. As of March 31, 2022, the remaining unrecognized compensation cost of approximately $25.3 million relating to PSU awards is expected to be recognized over the remaining Performance Period of approximately 2.5 years.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our condensed consolidated balance sheets as of March 31, 2022 is presented in the table below (in thousands):

Year	Amount
2022 (nine months ending December 31)	$342
2023	496
2024	511
2025	526
2026	543
Thereafter	45
Total future contractual lease payments	2,463
Effect of discounting	(338)
Office lease liability	$2,125

Improvement Allowances. As of March 31, 2022, we had approximately $185.3 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Loan. As of March 31, 2022, we had approximately $3.0 million of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California. The developer is required to complete construction by June 2022, subject to extension in certain circumstances.

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

Litigation. On April 25, 2022, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit filed in the United States District Court District of New Jersey. The lawsuit was purportedly brought on behalf of purchasers of our common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements regarding our business. Defendants seek monetary damages and other relief. We intend to defend the lawsuit vigorously.

We may, from time to time, be a party to other legal proceedings, which arise in the ordinary course of our business. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, inquiries, and investigations may nonetheless impose a significant burden on management and employees and may come with significant defense costs or unfavorable preliminary and interim rulings.

12. Subsequent Events

Investments

Subsequent to March 31, 2022, we acquired the following properties and made the following additional funds available to a tenant for improvements at one of our existing properties (dollars in thousands):

			Rentable
			Square	Purchase	Improvement
Property	Market	Closing Date	Feet(1)	Price	Commitments	Total(2)
MCP MD	Maryland	April 13, 2022	84,000	$25,000	$—	$25,000
Trulieve AZ	Arizona	April 27, 2022	17,000	5,238	—	5,238
PharmaCann NY	New York	April 27, 2022	98,000	—	45,000	45,000	(3)
Total			199,000	$30,238	$45,000	$75,238

(1)	Includes expected rentable square feet at completion of construction.
(2)	Excludes transaction costs.
(3)	The amount relates to amendments to our lease and development agreement which provides for an increase in the construction funding at one of our New York properties of up to $45.0 million to a total of $78.5 million, and also resulted in a corresponding adjustment to the base rent for the lease at the property. The tenant is expected to construct approximately 98,000 square feet of additional industrial space at the property.

Capital Activity

Subsequent to March 31, 2022, in April 2022, we issued 1,815,790 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 236,842 shares, resulting in gross proceeds of approximately $345.0 million.

Subsequent to March 31, 2022, we issued 47,059 shares of our common stock upon exchanges by a holder of approximately $3.1 million of outstanding principal amount of our Exchangeable Senior Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the ongoing COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflict in Ukraine; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; rates of default on leases for our assets; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the demand for regulated cannabis facilities; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our expected leverage; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; inflation dynamics; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of March 31, 2022, we had 21 full-time employees.

As of March 31, 2022, we owned 107 properties that were 100% leased to state-licensed cannabis operators and comprising an aggregate of approximately 8.0 million rentable square feet (including approximately 2.4 million rentable square feet under development/redevelopment) in 19 states, with a weighted-average remaining lease term of approximately 16.5 years. As of March 31, 2022, we had invested approximately $1.9 billion in the aggregate (consisting of purchase price and construction funding and improvements reimbursed to tenants, if any, but excluding transaction costs) and had committed an additional approximately $228.7 million to reimburse certain tenants and sellers for completion of construction and improvements at our properties. Of the approximately $228.7 million committed to reimburse certain tenants and sellers for the completion of construction and improvements at our properties, approximately $43.4 million was incurred as of March 31, 2022. These statistics do not include an $18.5 million loan from us to a developer for construction of a regulated cannabis cultivation and processing facility in California and up to $55.0 million that may be funded between June 15, 2022 and July 31, 2022 pursuant to our lease with a tenant at one of our Pennsylvania properties, as the tenant at that property may not elect to have us disburse those funds and pay us the corresponding base rent on those funds.

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

The ongoing COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows. The extent to which the ongoing COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. Furthermore, the impacts of a potential worsening of global economic conditions, acts of war or other hostilities, including the conflict in Ukraine, and the continued disruptions to, and volatility in, the credit and financial markets, supply chains and consumer spending as well as other unanticipated consequences remain unknown.

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

Significant Tenants and Concentrations of Risk

As of March 31, 2022, we owned 107 properties located in 19 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At March 31, 2022, none of our properties accounted for 5% or more of our net real estate held for investment. See Note 2 in the notes to the condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2022.

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

Results of Operations

Investments in Real Estate

See Note 6 in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the three months ended March 31, 2022.

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Rental (including tenant reimbursements)	$64,114	$42,885
Other revenue	390	—
Total revenues	64,504	42,885

Expenses:
Property expenses	1,982	770
General and administrative expense	8,777	5,600
Depreciation and amortization expense	13,868	8,839
Total expenses	24,627	15,209
Income from operations	39,877	27,676
Interest and other income	57	124
Interest expense	(4,766)	(1,873)
Loss on exchange of Exchangeable Senior Notes	(118)	—
Net income	35,050	25,927
Preferred stock dividends	(338)	(338)
Net income attributable to common stockholders	$34,712	$25,589

Revenues.

Rental revenues for the three months ended March 31, 2022 increased by approximately $21.2 million, or 50%, to approximately $64.1 million, compared to approximately $42.9 million for the three months ended March 31, 2021. Approximately $532,000 of the increase in rental revenues was generated by the properties acquired during the three months ended March 31, 2022. The remaining approximately $20.7 million increase in rental revenues was generated by properties we acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvement allowances and construction funding at existing properties that resulted in adjustments to rent. Rental revenues for the three months ended March 31, 2022 and 2021 included approximately $1.9 million and $727,000, respectively, of tenant reimbursements for property insurance premiums and property taxes.

Other revenue for the three months ended March 31, 2022 consists of interest revenue from property acquisitions that did not satisfy the requirements for sale-leaseback accounting.

Expenses.

Property Expenses. Property expenses for the three months ended March 31, 2022 increased by approximately $1.2 million compared to the three months ended March 31, 2021. The increase was due to property insurance premiums and property taxes paid for newly acquired properties.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2022 increased by approximately $3.2 million to approximately $8.8 million, compared to approximately $5.6 million for the three months ended March 31, 2021. The increase in general and administrative expense was primarily due to higher compensation to employees, the hiring of additional employees and higher public company costs, travel and occupancy costs. Compensation expense for the three months ended March 31, 2022 included approximately $4.4 million of non-cash stock-based compensation. Compensation expense for the three months ended March 31, 2021 included approximately $2.1 million of non-cash stock-based compensation.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense was related to depreciation on properties that we acquired and the placement into service of construction and improvements at certain of our properties.

Interest and Other Income. Interest and other income for the three months ended March 31, 2022 decreased by approximately $67,000 compared to the three months ended March 31, 2021. The decrease was due to lower interest rates on our interest-bearing investments and lower balances of interest bearing investments.

Interest Expense. Interest expense consists of interest on our Exchangeable Senior Notes issued in February 2019 and our Notes due 2026 issued in May 2021. Interest expense for the three months ended March 31, 2022 and 2021 included approximately $365,000 and $525,000, respectively, of non-cash interest expense.

Cash Flows

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$59,884	$42,608	$17,276
Net cash used in investing activities	(81,094)	(13,032)	(68,062)
Net cash used in financing activities	(20,185)	(33,449)	13,264
Ending cash, cash equivalents and restricted cash	45,024	122,133	(77,109)

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2022 and 2021 were approximately $59.9 million and $42.6 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, partially offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2022 were approximately $81.1 million, of which approximately $196.1 million related to investments in real estate and funding of a portion of the improvement allowances, construction funding at our properties and other investments, partially offset by $115.0 million related to maturities of short-term investments. Cash flows used in investing activities for the three months ended March 31, 2021 were approximately $13.0 million, of which approximately $93.1 million primarily related to the purchase of investment in real estate and funding of a portion of the improvement allowances and construction funding at our properties, partially offset by cash provided by investing activities of approximately $80.1 million related to the net purchases and maturities of short-term investments.

Financing Activities

Net cash used by financing activities of approximately $20.2 million during the three months ended March 31, 2022 was the result of approximately $21.1 million in net proceeds from the issuance of our common stock, partially offset by dividend payments of approximately $38.9 million to common and preferred stockholders and approximately $2.4 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Net cash used by financing activities of approximately $33.4 million during the three months ended March 31, 2021 was the result of dividend payments of approximately $30.1 million to common and preferred stockholders and approximately $3.3 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, service our Exchangeable Senior Notes and Notes due 2026, and meet other general business needs.

Sources and Uses of Cash

We derive all of our revenues from the leasing of our properties and collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, interest payments on Exchangeable Senior Notes and Notes due 2026, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us and all of the direct and indirect subsidiaries of the Operating Partnership, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of March 31, 2022. Subject to the terms of the indenture, any new subsidiary of the Operating Partnership will also guarantee the Notes due 2026. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

During the three months ended March 31, 2022, we issued 365,842 shares of our common stock upon exchange by holders of approximately $23.9 million of outstanding principal amount of our Exchangeable Senior Notes.

We are party to equity distribution agreements with six sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $500.0 million in shares of our common stock. In March 2022, we sold 117,023 shares of our common stock for net proceeds of approximately $21.1 million under the ATM Program. As of March 31, 2022, the remaining amount available to be sold under the ATM Program was approximately $209.9 million.

Subsequent to March 31, 2022, in April 2022, we issued 1,815,790 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 236,842 shares, resulting in gross proceeds of approximately $345.0 million.

Subsequent to March 31, 2022, we issued 47,059 shares of our common stock upon exchanges by a holder of approximately $3.1 million of outstanding principal amount of our Exchangeable Senior Notes.

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

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Exchangeable Senior Notes and Notes due 2026, and make accretive new investments.

The following table describes the dividends declared by the Company during the three months ended March 31, 2022:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 14, 2022	Common stock	$1.75	January 1, 2022 to March 31, 2022	April 14, 2022	$45,830
March 14, 2022	Series A preferred stock	$0.5625	January 15, 2022 to April 14, 2022	April 14, 2022	$338

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2022 (in thousands):

Payments Due		Exchangeable
by Year	Notes due 2026	Senior Notes	Interest	Office Rent	Total
2022 (nine months ending December 31)	$—	$—	$12,642	$342	$12,984
2023	—	—	16,856	496	17,352
2024	—	9,503	16,551	511	26,565
2025	—	—	16,500	526	17,026
2026	300,000	—	6,646	543	307,189
Thereafter	—	—	—	45	45
Total	$300,000	$9,503	$69,195	$2,463	$381,161

Additionally, as of March 31, 2022, we had approximately $185.3 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. As of March 31, 2022, we also had approximately $3.0 million outstanding in commitments to fund a construction loan, which the developer is required to complete by June 2022, subject to extension in certain circumstances. In addition, we are obligated to fund up to $55.0 million between June 15, 2022 and July 31, 2022 pursuant to our lease with a tenant at one of our Pennsylvania properties, if the tenant at that property elects to have us disburse those funds. As of March 31, 2022, these amounts had not been requested. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

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

Funds from Operations, Normalized Funds from Operations and Adjusted Funds from Operations

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

For the three months ended March 31, 2022, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 507,181 shares, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three months ended March 31, 2021, FFO (diluted), Normalized FFO, and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 2,170,959 shares, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three ended March 31, 2022, 102,333 shares issuable upon vesting PSUs granted to certain employees were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of March 31, 2022. For the three months ended March 31, 2021, the performance thresholds for vesting of these PSUs were not met as measured as of March 31, 2021.

Our computation of FFO, Normalized FFO, and AFFO may differ from the methodology for calculating FFO, Normalized FFO and AFFO utilized by other equity REITs and, accordingly, may not be comparable to such REITs. Further, FFO and AFFO do not represent cash flow available for management’s discretionary use. FFO, Normalized FFO and AFFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO, Normalized FFO and AFFO should be considered only as supplements to net income computed in accordance with GAAP as measures of operations.

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31,
	2022	2021
Net income attributable to common stockholders	$34,712	$25,589
Real estate depreciation and amortization	13,868	8,839
FFO attributable to common stockholders (basic)	48,580	34,428
Cash and non-cash interest expense on Exchangeable Senior Notes	334	1,873
FFO attributable to common stockholders (diluted)	48,914	36,301
Acquisition-related expense	95	8
Loss on exchange of Exchangeable Senior Notes	118	—
Normalized FFO attributable to common stockholders (diluted)	49,127	36,309
Stock-based compensation	4,379	2,101
Non-cash interest expense	307	—
Above-market lease amortization	23	—
AFFO attributable to common stockholders (diluted)	$53,836	$38,410
FFO per common share – diluted	$1.86	$1.39
Normalized FFO per common share – diluted	$1.87	$1.39
AFFO per common share – diluted	$2.04	$1.47
Weighted average common shares outstanding – basic	25,620,253	23,889,398
Restricted stock and RSUs	110,457	92,194
PSUs	102,333	—
Dilutive effect of Exchangeable Senior Notes	507,181	2,170,959
Weighted average common shares outstanding – diluted	26,340,224	26,152,551

Critical Accounting Estimates

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

We continually evaluate the estimates and assumptions we use to prepare our consolidated financial statements. Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following critical accounting estimates discussion reflects what we believe are the most significant estimates and assumptions used in the preparation of our consolidated financial statements. This discussion of our critical accounting estimates is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates and assumptions. For further discussion of our significant accounting policies, see Note 2 “Significant Accounting Policies and Procedures” to our condensed consolidated financial statements included in this report.

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

We exercise judgement to determine key assumptions used in each valuation technique. For example, we are required to use judgment and make a number of assumptions, including those related to projected growth in rental rates and operating expenses, anticipated trends and market/economic conditions. The use of different assumptions can affect the amount of consideration allocated to the acquired depreciable/amortizable asset, which in turn can impact our net income due to the recognition of the related depreciation/amortization expense in our condensed consolidated statements of income.

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

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the three months ended March 31, 2022 and 2021.

Stock-Based Compensation

Compensation cost for all share-based awards requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. See Note 10 “Common Stock Incentive Plan” to our condensed consolidated financial statements included in this report for further discussion the assumptions and estimates.

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

Interest Rate Risk

As of March 31, 2022, we had $300.0 million principal amount of Notes due 2026 and approximately $9.5 million principal amount of Exchangeable Senior Notes outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

Impact of Inflation

We enter into leases that generally provide for fixed increases in rent. During times when inflation is greater than the fixed increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Seasonality

Our business has not been, and we do not expect our business in the future to be, subject to material seasonal fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Exchangeable Senior Notes bear interest at a fixed rate of 3.75% per annum until maturity and our Notes due 2026 bear interest at a fixed rate of 5.50% per annum until maturity, and collectively are the only debt we have outstanding.

Our investments in short-term money market funds, certificates of deposit and short-term investments in obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are less sensitive to market fluctuations than a portfolio of long-term securities. Accordingly, we believe that a significant change in interest rates would not have a material effect on condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2022 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2022, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit filed in the United States District Court District of New Jersey. The lawsuit was purportedly brought on behalf of purchasers of our common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements regarding our business. Defendants seek monetary damages and other relief. We intend to defend the lawsuit vigorously.

We may, from time to time, be a party to other legal proceedings, which arise in the ordinary course of our business. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, inquiries, and investigations may nonetheless impose a significant burden on management and employees and may come with significant defense costs or unfavorable preliminary and interim rulings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for year ended December 31, 2021. The risks as updated below and as described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Inflation may adversely affect our financial condition and results of operations.

Increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. We also enter into leases that generally provide for fixed increases in rent.  During times when inflation is greater than increases in rent as provided for in our leases, rent increases may not keep up with the rate of inflation. Likewise, even though net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenues, which may adversely affect our tenants’ ability to pay rent. Substantial inflation in the cost of construction materials and labor may also adversely impact our and our tenants’ ability to complete building projects on budget and on time, which may also materially adversely impact our tenants’ ability to commence operations of facilities and consequently our tenants’ ability to pay rent.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, we issued 365,842 shares of our common stock upon exchange by holders of approximately $23.9 million of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Form of 2022 Performance Share Unit Award Agreement.(1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated May 5, 2022