Form 10-Q
period 2022-06-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2022-08-04
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of August 4, 2022 there were 27,973,429 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

JUNE 30, 2022

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
Assets	2022	2021
Real estate, at cost:
Land	$136,123	$122,386
Buildings and improvements	1,220,821	979,417
Tenant improvements	699,856	620,301
Construction in progress	68,909	—
Total real estate, at cost	2,125,709	1,722,104
Less accumulated depreciation	(109,100)	(81,938)
Net real estate held for investment	2,016,609	1,640,166
Construction loan receivable	17,698	12,916
Cash and cash equivalents	45,432	81,096
Restricted cash	530	5,323
Investments	309,442	324,889
Right of use office lease asset	1,921	1,068
In-place lease intangible assets, net	9,535	9,148
Other assets, net	24,515	9,996
Total assets	$2,425,682	$2,084,602
Liabilities and stockholders’ equity
Exchangeable Senior Notes, net	$6,374	$32,232
Notes due 2026, net	294,478	293,860
Tenant improvements and construction funding payable	31,210	46,274
Accounts payable and accrued expenses	6,428	7,718
Dividends payable	49,439	38,847
Rent received in advance and tenant security deposits	59,899	52,805
Other liabilities	2,082	1,167
Total liabilities	449,910	472,903
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 27,973,429 and 25,612,541 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	28	26
Additional paid-in capital	2,056,568	1,672,882
Dividends in excess of earnings	(94,833)	(75,218)
Total stockholders’ equity	1,975,772	1,611,699
Total liabilities and stockholders’ equity	$2,425,682	$2,084,602

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rental (including tenant reimbursements)	$69,995	$48,867	$134,109	$91,752
Other	516	—	906	—
Total revenues	70,511	48,867	135,015	91,752

Expenses:
Property expenses	2,427	482	4,409	1,252
General and administrative expense	8,707	5,604	17,484	11,204
Depreciation and amortization expense	15,233	9,841	29,101	18,680
Total expenses	26,367	15,927	50,994	31,136
Income from operations	44,144	32,940	84,021	60,616
Interest and other income	581	91	638	215
Interest expense	(4,504)	(3,692)	(9,270)	(5,565)
Loss on exchange of Exchangeable Senior Notes	(7)	—	(125)	—
Net income	40,214	29,339	75,264	55,266
Preferred stock dividends	(338)	(338)	(676)	(676)
Net income attributable to common stockholders	$39,876	$29,001	$74,588	$54,590
Net income attributable to common stockholders per share (Note 8):
Basic	$1.42	$1.21	$2.77	$2.27
Diluted	$1.42	$1.17	$2.75	$2.22
Weighted-average shares outstanding:
Basic	27,850,561	23,889,761	26,741,568	23,889,580
Diluted	28,036,690	26,168,682	27,159,774	26,166,494

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended June 30, 2022						Three Months Ended June 30, 2021
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	26,107,769	$26	$1,718,234	$(85,608)	$1,646,661	$14,009	23,926,317	$24	$1,557,776	$(54,191)	$1,517,618
Net income	—	—	—	—	40,214	40,214	—	—	—	—	29,339	29,339
Issuance of unvested restricted stock, net of forfeitures	—	2,811	—	—	—	—	—	1,987	—	—	—	—
Exchange of Exchangeable Senior Notes	—	47,059	—	3,014	—	3,014	—	—	—	—	—	—
Net proceeds from sale of common stock	—	1,815,790	2	330,883	—	330,885	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(338)	(338)	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(49,101)	(49,101)	—	—	—	—	(33,584)	(33,584)
Stock-based compensation	—	—	—	4,437	—	4,437	—	—	—	2,132	—	2,132
Balances at end of period	$14,009	27,973,429	$28	$2,056,568	$(94,833)	$1,975,772	$14,009	23,928,304	$24	$1,559,908	$(58,774)	$1,515,167

	Six Months Ended June 30, 2022						Six Months Ended June 30, 2021
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	25,612,541	$26	$1,672,882	$(75,218)	$1,611,699	$14,009	23,936,928	$24	$1,559,059	$(48,120)	$1,524,972
Adjustment to opening balance upon adoption of ASU 2020-06 (Note 2)	—	—	—	(1,340)	728	(612)	—	—	—	—	—	—
Net income	—	—	—	—	75,264	75,264	—	—	—	—	55,266	55,266
Issuance of unvested restricted stock, net of forfeitures	—	15,174	—	(2,441)	—	(2,441)	—	(8,624)	—	(3,384)	—	(3,384)
Exchange of Exchangeable Senior Notes	—	412,901	—	26,665	—	26,665	—	—	—	—	—	—
Net proceeds from sale of common stock	—	1,932,813	2	351,986	—	351,988	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(676)	(676)	—	—	—	—	(676)	(676)
Common stock dividend	—	—	—	—	(94,931)	(94,931)	—	—	—	—	(65,244)	(65,244)
Stock-based compensation	—	—	—	8,816	—	8,816	—	—	—	4,233	—	4,233
Balances at end of period	$14,009	27,973,429	$28	$2,056,568	$(94,833)	$1,975,772	$14,009	23,928,304	$24	$1,559,908	$(58,774)	$1,515,167

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$75,264	$55,266
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,101	18,680
Loss on exchange of Exchangeable Senior Notes	125	—
Other non-cash adjustments	127	47
Stock-based compensation	8,816	4,233
Amortization of discounts on short-term investments	(513)	(199)
Amortization of debt discount and issuance costs	689	1,174
Changes in assets and liabilities
Other assets, net	2,568	220
Accounts payable, accrued expenses and other liabilities	(1,290)	2,278
Rent received in advance and tenant security deposits	7,094	7,693
Net cash provided by operating activities	121,981	89,392

Cash flows from investing activities
Purchases of investments in real estate	(129,562)	(99,073)
Funding of draws for tenant improvements and construction	(291,408)	(152,052)
Funding of construction loan and other investments	(21,360)	(6,000)
Deposits in escrow for acquisitions	(600)	(150)
Purchases of short-term investments	(219,040)	(439,878)
Maturities of short-term investments	235,000	410,000
Net cash used in investing activities	(426,970)	(287,153)

Cash flows from financing activities
Issuance of common stock, net of offering costs	351,988	—
Gross proceeds from issuance of Notes due 2026	—	300,000
Payment of deferred financing costs from issuance of Notes due 2026	—	(6,484)
Dividends paid to common stockholders	(84,339)	(61,387)
Dividends paid to preferred stockholders	(676)	(676)
Taxes paid related to net share settlement of equity awards	(2,441)	(3,384)
Net cash provided by financing activities	264,532	228,069
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,457)	30,308
Cash, cash equivalents and restricted cash, beginning of period	86,419	126,006
Cash, cash equivalents and restricted cash, end of period	$45,962	$156,314

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,876	$2,696
Supplemental disclosure of non-cash investing and financing activities:
Accrual for draws for tenant improvements and construction funding	$31,210	$60,670
Deposits applied for acquisitions	25	200
Accrual for common and preferred stock dividends declared	49,439	33,922
Accrual for deferred financing costs	—	196
Exchange of Exchangeable Senior Notes for common stock	26,665	—
Operating lease liability for obtaining right of use asset	1,017	—

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

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

Variable Interest Entities. From time to time, the Company may acquire properties utilizing a reverse like-kind exchange under Section 1031 of the Internal Revenue Code (“Reverse 1031 Exchange”) in order to defer taxable gains on the subsequent sale of real estate properties. During the six months ended June 30, 2022, the Company acquired four properties for a total purchase price of approximately $82.3 million, excluding transaction costs, as part of Reverse 1031 Exchanges. The acquired properties are in the possession of limited liability companies whose legal equity interests are owned by a qualified intermediary engaged to execute the Reverse 1031 Exchanges until the Reverse 1031 Exchanges are completed or terminated. The limited liability companies were deemed to be variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary as the Company has the ability to direct the activities of the entity that most significantly impact its economic performance and the Company has all of the risks and rewards of ownership. As such, the VIEs, including the acquired properties, are included in the Company’s condensed consolidated financial statements as a consolidated VIE until legal title is transferred to the Company upon the completion of the Reverse 1031 Exchanges. There were four consolidated VIEs on the Company’s condensed consolidated financial statements as of June 30, 2022.

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

Amounts capitalized are depreciated over estimated useful lives determined by management. We depreciate buildings and improvements and tenant improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended June 30, 2022 and 2021, we recognized depreciation expense of approximately $15.0 million and $9.8 million, respectively, which is included in depreciation and amortization expense in our condensed consolidated statements of income. For the six months ended June 30, 2022 and 2021, we recognized depreciation expense of approximately $28.7 million and $18.7 million, respectively, which are included in depreciation and amortization expense in our condensed consolidated statements of income. We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office over the shorter of the estimated useful lives or the remaining lease term.

Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment. Project costs that are clearly associated with the acquisition and development or redevelopment of a real estate project, for which we are the accounting owner, are capitalized as a cost of that project. Expenditures that meet one or more of the following criteria generally qualify for capitalization:

●	the expenditure provides benefit in future periods; and

●	the expenditure extends the useful life of the asset beyond our original estimates.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the six months ended June 30, 2022 and 2021.

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

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. The developer is required to complete construction by December 1, 2022, subject to extension in certain circumstances. Interest on the construction loan is payable at maturity, which is December 25, 2022. As of June 30, 2022, we had funded approximately $17.7 million of the construction loan.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, approximately $32.6 million and $72.0 million, respectively, were invested in short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

Restricted Cash. Restricted cash relates to cash held in escrow accounts for future draws for improvements for tenants in accordance with certain lease agreements.

Investments. Investments consist of obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of greater than three months. Investments are classified as held-to-maturity and stated at amortized cost.

Exchangeable Notes. The liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, are required to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of our Exchangeable Senior Notes (as defined below) were allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the Exchangeable Senior Notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes as of the date of issuance based on our estimated nonexchangeable debt borrowing rate with the assistance of a third-party valuation specialist as we do not have a history of borrowing arrangements and there is limited empirical data available related to the Company’s industry due to the regulatory uncertainty of the cannabis market in which the Company’s tenants operate. The equity component of our Exchangeable Senior Notes was reflected within additional paid-

in capital on our condensed consolidated balance sheets, and the resulting debt discount was amortized over the period during which the Exchangeable Senior Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense.

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

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the three months ended June 30, 2022 and 2021, we recognized office lease expense of approximately $122,000 and $57,000, respectively, which are included in general and administrative expense in our condensed consolidated statements of income. For the six months ended June 30, 2022 and 2021, we recognized office lease expense of approximately $223,000 and $114,000, respectively, which are included in general and administrative expense in our condensed consolidated statements of income. For the six months ended June 30, 2022 and 2021, amounts paid and classified as operating activities in our condensed consolidated statements of cash flows for the office lease were approximately $161,000 and $117,000, respectively.

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

Concentration of Credit Risk. As of June 30, 2022, we owned 110 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Washington. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and six months ended June 30, 2022 and 2021, including tenant reimbursements:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
		Percentage of		Percentage of
	Number of	Rental	Number of	Rental
	Leases	Revenue	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	13%	11	14%
SH Parent, Inc. ("Parallel")	4	10%	4	10%
Ascend Wellness Holdings, Inc. ("Ascend")	4	10%	4	9%
Kings Garden Inc.	6	8%	6	8%
Trulieve Cannabis Corp. ("Trulieve")	6	6%	6	7%

	For the Three Months Ended
	June 30, 2021
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	5	13%
Parallel	4	10%
Ascend	3	9%
Cresco Labs Inc.	5	8%
Kings Garden Inc.	5	7%

	For the Six Months Ended
	June 30, 2021
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	5	13%
Ascend	3	9%
Parallel	4	8%
Cresco Labs Inc.	5	8%
Curaleaf Holdings, Inc.	4	7%

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

On July 13, 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties it leases with us. See Note 12 “Subsequent Events” to our condensed consolidated financial statements included in this report for more information.

As of June 30, 2022 and December 31, 2021, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2022, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of June 30, 2022, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 27,973,429 shares of common stock issued and outstanding.

In April 2022, we issued 1,815,790 shares of common stock in an underwritten public offering, including the exercise in full of the underwriters’ option to purchase an additional 236,842 shares, resulting in net proceeds of approximately $330.9 million.

We are party to equity distribution agreements with certain sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. During the six months ended June 30, 2022, we sold 117,023 shares of our common stock for net proceeds of approximately $21.1 million under the ATM Program, which includes the payment of approximately $434,000 to one sales agent as commission for such sales.

During the three and six months ended June 30, 2022, we issued 47,059 and 412,901 shares, respectively, of our common stock upon exchange by holders of approximately $3.1 million and $26.9 million, respectively, of outstanding principal amount of our Exchangeable Senior Notes.

4. Preferred Stock

As of June 30, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the six months ended June 30, 2022:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 14, 2022	Common stock	$1.75	January 1, 2022 to March 31, 2022	April 14, 2022	$45,830
March 14, 2022	Series A preferred stock	$0.5625	January 15, 2022 to April 14, 2022	April 14, 2022	$338
June 15, 2022	Common stock	$1.75	March 1, 2022 to June 30, 2022	July 15, 2022	$49,101
June 15, 2022	Series A preferred stock	$0.5625	April 15, 2022 to July 14, 2022	July 15, 2022	$338

6. Investments in Real Estate

Acquisitions

The Company acquired the following properties during the six months ended June 30, 2022 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
4Front MA	Massachusetts	January 28, 2022	57,000	$16,000	$20	$16,020	(2)
Ascend NJ	New Jersey	February 10, 2022	114,000	35,400	8	35,408	(3)
Verano PA	Pennsylvania	March 23, 2022	3,000	2,750	68	2,818
Kings Garden CA	California	March 25, 2022	23,000	8,158	11	8,169	(4)
MCP MD	Maryland	April 13, 2022	84,000	25,000	290	25,290	(5)
Harvest AZ	Arizona	April 27, 2022	17,000	5,238	11	5,249	(5)
TILT MA	Massachusetts	May 16, 2022	104,000	40,000	32	40,032	(5)
Texas Original TX	Texas	June 14, 2022	85,000	12,040	23	12,063	(5)(6)
Total			487,000	$144,586	$463	$145,049	(7)

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The acquisition of the property did not satisfy the requirements for sale-leaseback accounting and therefore, the transaction is recognized as a note receivable and is included in other assets, net on our condensed consolidated balance sheet.
(3)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to $4.6 million.
(4)	The purchase price includes $1.8 million holdback held in an escrow account, which is subject to distribution to the seller upon seller’s completion of certain improvements at the property. As of June 30, 2022, we have distributed approximately $1.4 million of the holdback. The remaining approximately $400,000 is included in restricted cash on our condensed consolidated balance sheet.
(5)	The acquisitions of the MCP MD, Harvest AZ, TILT MA and Texas Original TX properties were made through consolidated VIEs utilizing Reverse 1031 Exchanges that were entered into at the time each of the properties was acquired. See Note 2 “Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements – Variable Interest Entities” for more information regarding the Company’s Reverse 1031 Exchanges and consolidation of VIEs.
(6)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to approximately $10.0 million. The purchase price includes approximately $908,000 attributable to the property which did not satisfy the requirements for sale-leaseback accounting; therefore, this amount is recognized as a note receivable and is included in other assets, net on our condensed consolidated balance sheet.
(7)	Approximately $16.9 million was included in other assets; $1.8 million was included in restricted cash; approximately $10.5 million was allocated to land; approximately $115.1 million was allocated to building and improvements; and approximately $798,000 was allocated to in-place leases.

The properties acquired during the three and six months ended June 30, 2022 generated approximately $1.3 million and $3.0 million of rental revenues (including tenant reimbursements), respectively, and approximately $954,000 and $2.2 million of net operating income after deducting property and depreciation expenses, respectively. The properties acquired during the three and six months ended June 30, 2021 generated approximately $1.8 million and $4.8 million of rental revenue (including tenant reimbursements), respectively, and approximately $1.5 million and $4.0 million of net operating income after deducting property and depreciation expenses, respectively. During the three and six months ended June 30, 2022, the acquisition of the properties which did not satisfy the requirements for sale-leaseback accounting generated approximately $516,000 and $906,000 of interest revenue, respectively, which is included in other revenue on our condensed consolidated statements of income.

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

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
In-place lease intangible assets	$9,979	$9,181
Accumulated amortization	(444)	(33)
In-place lease intangible assets, net	$9,535	$9,148

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our condensed consolidated statements of income was approximately $213,000 and $411,000 for the three and six months ended June 30, 2022, respectively. The remaining weighted-average amortization period of the value of acquired in-place leases was approximately 11.2 years, and the estimated annual amortization of the value of the acquired in-place leases as of June 30, 2022 is as follows (in thousands):

Year	Amount
2022 (six months ending December 31)	$430
2023	860
2024	860
2025	860
2026	860
Thereafter	5,665
Total	$9,535

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
Above-market lease	$1,054	$1,054
Accumulated amortization	(50)	(4)
Above-market lease, net	$1,004	$1,050

The above-market lease is amortized on a straight-line basis as a reduction to rental revenue over the remaining lease term of approximately 10.9 years. For the three and six months ended June 30, 2022, the amortization of the above-market lease was approximately $23,000 and $46,000, respectively.

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

In March 2022, we amended our lease with a subsidiary of Ascend at one of our Michigan properties, increasing the improvement allowance under the lease by $4.4 million to a total of $19.4 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In March 2022, we amended our lease with a subsidiary of Ascend at one of our Massachusetts properties, increasing the improvement allowance under the lease by $14.9 million to a total of approximately $37.2 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In April 2022, we amended our lease and development agreement with PharmaCann at one of our New York properties, increasing the construction fund by $45.0 million to a total of approximately $78.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In June 2022, we amended our lease with a subsidiary of Curaleaf Holdings, Inc. (“Curaleaf”) at one of our Illinois properties, increasing the improvement allowance under the lease by approximately $10.9 million to a total of $29.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In June 2022, we amended our lease with Sozo Health, Inc. at one of our Michigan properties, increasing the improvement allowance by approximately $1.2 million to a total of approximately $7.0 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In June 2022, we amended our lease with a subsidiary of Curaleaf at one of our Pennsylvania properties, increasing the improvement allowance by $35.0 million to a total of approximately $47.4 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In June 2022, we amended our lease with a subsidiary of Green Thumb Industries Inc. at one of our Pennsylvania properties, increasing the improvement allowance by $55.0 million to a total $74.3 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

Including all of our properties, during the six months ended June 30, 2022, we capitalized costs of approximately $276.3 million and funded approximately $291.4 million relating to improvements and construction activities at our properties.

Future contractual minimum rent (including base rent and property management fees) under the operating leases as of June 30, 2022 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2022 (six months ending December 31)	$148,023
2023	307,933
2024	316,846
2025	326,222
2026	335,909
Thereafter	4,810,212
Total	$6,245,145

7. Debt

Exchangeable Senior Notes

As of June 30, 2022, our Operating Partnership had outstanding approximately $6.5 million principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at June 30, 2022 was 15.62234 shares of our common stock per $1,000 principal amount of Notes and the exchange price at June 30, 2022 was approximately $64.01 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually on March 15 and September 15 of each year at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. At June 30, 2022, the if-exchanged value of the Exchangeable Senior Notes exceeded the principal amount by approximately $4.6 million.

During the three and six months ended June 30, 2022, we issued 47,059 and 412,901 shares, respectively, of our common stock upon exchanges by holders of approximately $3.1 million and $26.9 million, respectively, of outstanding principal amount of our Exchangeable Senior Notes and recognized a loss on the exchanges totaling approximately $7,000 and $125,000 for the three and six months ended June 30, 2022, respectively, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a non-cash increase to our additional paid-in capital account of approximately $3.0 million and $26.7 million for the three and six months ended June 30, 2022, respectively.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cash coupon	$55	$1,348	$331	$2,696
Amortization of debt discount	—	284	—	566
Amortization of issuance cost	13	247	71	490
Total interest expense	$68	$1,879	$402	$3,752

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	June 30, 2022	December 31, 2021
Principal amount	$6,453	$33,373
Unamortized discount	—	(612)
Unamortized issuance cost	(79)	(529)
Carrying value	$6,374	$32,232

Accrued interest payable for the Exchangeable Senior Notes as of June 30, 2022 and December 31, 2021 was approximately $71,000 and $365,000, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

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

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cash coupon	$4,125	$1,695	$8,250	$1,695
Amortization of issuance cost	311	118	618	118
Total interest expense	$4,436	$1,813	$8,868	$1,813

The following table details the carrying value of our Notes due 2026 (in thousands):

	June 30, 2022	December 31, 2021
Principal amount	$300,000	$300,000
Unamortized issuance cost	(5,522)	(6,140)
Carrying value	$294,478	$293,860

The Operating Partnership may redeem some or all of the Notes due 2026 at its option at any time at the applicable redemption price. If the Notes due 2026 are redeemed prior to February 25, 2026, the redemption price will be equal to 100% of the principal amount of the Notes due 2026 being redeemed, plus a make-whole premium and accrued and unpaid interest thereon to, but excluding, the applicable redemption date. If the Notes due 2026 are redeemed on or after February 25, 2026, the redemption price will be equal to 100% of the principal amount of the Notes due 2026 being redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of June 30, 2022.

Accrued interest payable for the Notes due 2026 as of June 30, 2022 and December 31, 2021 was approximately $2.1 million and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

The following table summarizes the principal payments on our outstanding indebtedness as of June 30, 2022 (in thousands):

Payments Due
by Year	Amount
2022 (six months ended December 31)	$—
2023	—
2024	6,453
2025	—
2026	300,000
Thereafter	—
Total	$306,453

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

Through June 30, 2022, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and six months ended June 30, 2022 and 2021 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 103,742 and 304,348 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three and six months ended June 30, 2022, respectively, and were included in the computation of diluted earnings per share. The 2,182,691 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three and six months ended June 30, 2021, and were included in the computation of diluted earnings per share.

For the three and six months ended June 30, 2022 and 2021, as the performance thresholds for vesting of the performance share units (“PSUs”) were not met as measured as of the respective dates, they were excluded from the calculation of weighted average common shares outstanding – diluted for all periods presented (see Note 10 for further discussion of PSUs).

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$40,214	$29,339	$75,264	$55,266
Preferred stock dividends	(338)	(338)	(676)	(676)
Distribution to participating securities	(207)	(137)	(409)	(263)
Net income attributable to common stockholders used to compute net income per share - basic	39,669	28,864	74,179	54,327
Dilutive effect of Exchangeable Senior Notes	68	1,879	402	3,752
Net income attributable to common stockholders used to compute net income per share - diluted	$39,737	$30,743	$74,581	$58,079

Weighted-average common shares outstanding:
Basic	27,850,561	23,889,761	26,741,568	23,889,580
Restricted stock and RSUs	82,387	96,230	113,858	94,223
PSUs	—	—	—	—
Dilutive effect of Exchangeable Senior Notes	103,742	2,182,691	304,348	2,182,691
Diluted	28,036,690	26,168,682	27,159,774	26,166,494
Net income attributable to common stockholders per share:
Basic	$1.42	$1.21	$2.77	$2.27
Diluted	$1.42	$1.17	$2.75	$2.22

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

The following table presents the carrying value and approximate fair value of financial instruments at June 30, 2022 and December 31, 2021 (in thousands):

	At June 30, 2022		At December 31, 2021

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$309,442	$308,489	$324,889	$324,772
Exchangeable Senior Notes(2)	$6,374	$10,877	$32,232	$134,270
Notes due 2026(2)	$294,478	$272,379	$293,860	$318,486
(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market.

As of June 30, 2022 and December 31, 2021, cash equivalent instruments consisted of $32.6 million and $72.0 million, respectively, in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the six months ended June 30, 2022 is included in the table below:

		Weighted-
	Unvested	Average
	Restricted	Grant Date Fair
	Stock	Value
Balance at December 31, 2021	37,767	$92.49
Granted	21,645	$215.69
Vested	(16,064)	$80.47
Forfeited(1)	(9,282)	$56.94
Balance at March 31, 2022	34,066	$186.12
Granted	2,811	$128.11
Vested	(1,987)	$181.27
Balance at June 30, 2022	34,890	$181.72
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $5.1 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 2.2 years as of June 30, 2022. The fair value of restricted stock that vested during the six months ended June 30, 2022 was approximately $6.9 million.

The following table summarizes our RSU activity for the six months ended June 30, 2022. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock Units	Value
Balance at December 31, 2021	60,326	$120.24
Granted	20,853	$215.84
Balance at March 31, 2022	81,179	$144.79
Granted	2,498	$128.11
Balance at June 30, 2022	83,677	$144.30

The remaining unrecognized compensation cost of approximately $6.5 million for RSU awards is expected to be recognized over an amortization period of approximately 2.1 years as of June 30, 2022.

In January 2021, we issued 70,795 “target” PSUs to a select group of officers, which vest and are settled in shares of common stock (“2021 PSU Award Shares”) based on the Company’s total stockholder return over a period commencing on January 11, 2021 and ending on December 31, 2023 (the “2021 PSU Performance Period”) relative to two different comparator groups of companies. In January 2022, we issued 102,641 “target” PSUs to a select group of officers, which vest and are settled in shares of common stock (referred to herein together with the 2021 PSU Award Shares as the “Award Shares”) based on the Company’s total stockholder return over a period commencing on January 11, 2022 and ending on December 31, 2024 (referred to herein together with the 2021 PSU Performance Period as the “Performance Periods”) relative to two different comparator groups of companies.

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

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable Performance Period. For the three and six months ended June 30, 2022, we recognized stock-based compensation expense of approximately $2.7 million and $5.3 million, respectively, relating to PSU awards. For the three and six months ended June 30, 2021, we recognized stock-based compensation expense of approximately $1.0 million and $2.0 million, respectively, relating to PSU awards. As of June 30, 2022, the remaining unrecognized compensation cost of approximately $22.7 million relating to PSU awards is expected to be recognized over the remaining Performance Period of approximately 2.3 years.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our condensed consolidated balance sheets as of June 30, 2022 is presented in the table below (in thousands):

Year	Amount
2022 (six months ending December 31)	$241
2023	496
2024	511
2025	526
2026	543
Thereafter	45
Total future contractual lease payments	2,362
Effect of discounting	(305)
Office lease liability	$2,057

Improvement Allowances. As of June 30, 2022, we had approximately $194.4 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Loan. As of June 30, 2022, we had approximately $802,000 of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California. The developer is required to complete construction by December 1, 2022, subject to extension in certain circumstances.

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

Litigation.

Class Action Lawsuit

On April 25, 2022, a federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Michael V. Malozzi, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Paul Smithers, Catherine Hastings and Andy Bui, Case No. 2-22-cv-02359, and was filed in the U.S. District Court for the District of New Jersey. The lawsuit was purportedly brought on behalf of purchasers of our common stock and alleges that we and certain of our officers made false or misleading statements regarding our business in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between May 7, 2020 and April 13, 2022. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Derivative Action Lawsuit

On July 26, 2022, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., and was filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against the directors and certain officers of the Company.  The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. The Company intends to vigorously defend this lawsuit. However, at this time, the Company cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Kings Garden Lawsuit

On July 13, 2022, one of our tenants, Kings Garden Inc. (“Kings Garden”), defaulted on its obligations to pay base rent and property management fees for the month of July under each of its six leases with our indirect, wholly owned subsidiary, IIP-CA 2 LP, and defaulted on its obligations to reimburse us for certain insurance premiums at the properties incurred by us that are payable by Kings Garden as operating expenses under such leases. Kings Garden’s monetary default under its leases with us was approximately $2.2 million in the aggregate, consisting of approximately $1.8 million of base rent and property management fees for the month of July and approximately $382,000 of insurance premiums, but excluding applicable late charges and default interest. We applied a portion of the security deposits under the leases, totaling approximately $2.3 million, as payment for these amounts, as well as applicable late charges and default interest through July 13, 2022. Of the six properties leased to Kings Garden, four were operational, with an expansion project at one of those properties, and the other two properties were in development or redevelopment as of June 30, 2022.

On July 25, 2022, IIP-CA 2 LP filed a lawsuit against Kings Garden. The case was named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation, and JM Endeavors, Inc., a California corporation, and was filed in the Superior Court of the State of California. The lawsuit asserts claims for breach of contract, declaratory relief, and injunctive relief. On August 2, 2022, the case was amended to be named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation,  JM Endeavors, Inc., a California corporation, Michael King, an individual, Gary LaSalle, an individual, Charles Kieley, an individual, and Laurie Kibby, an individual, and to include claims relating to construction at the expansion project and the property that was under redevelopment as of June 30, 2022 for breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conversion, theft by false pretenses, money had and received, and violations of the Racketeer Influenced and Corrupt Organization Act (18 U.S.C. Section 1962(c)). We are seeking monetary damages, interest, attorneys’ fees, and declaratory and injunctive relief. Although there is at least a reasonable possibility that a loss may have been incurred in connection with the default by Kings Garden and the related construction projects, as of June 30, 2022, we are unable to make such an estimate.

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

12. Subsequent Events

Tenant Default

We previously entered into leases (collectively, the “Kings Garden Leases”) with Kings Garden, as tenant, for six properties located in southern California. On July 13, 2022, Kings Garden defaulted on its obligations to pay base rent and property management fees for the month of July under each of the Kings Garden Leases, and defaulted on its obligations to reimburse us for certain insurance premiums at the properties incurred by us that are payable by Kings Garden as operating expenses under the Kings Garden Leases. Kings Garden’s monetary default under all of the Kings Garden Leases was approximately $2.2 million in the aggregate, consisting of approximately $1.8 million of base rent and property management fees for the month of July and approximately $382,000 of insurance premiums, but excluding applicable late charges and default interest. We applied a portion of the security deposits under the Kings Garden Leases, totaling approximately $2.3 million, as payment for these amounts, as well as applicable late charges and default interest through July 13, 2022. As of August 4, 2022, we had not received any additional payments from Kings Garden under any of the Kings Garden Leases, and have approximately $373,000 remaining of security deposits under the Kings Garden Leases.

Tenant Rent Abatement

On July 1, 2022, we amended our lease with Calyx Peak, Inc. at our Missouri property, abating the base rent for the period from July 1, 2022 through December 31, 2022. As of August 4, 2022, the property was under construction and not yet operational, and construction has been delayed in part due to delays in procurement of construction materials.

On July 29, 2022, we amended our lease with Green Peak Industries, Inc. at one of our Michigan properties, abating the base rent and property management fee for the period from August 1, 2022 through October 31, 2022. As of August 4, 2022, the property was under construction and not yet operational, and construction has been delayed in part due to delays in procurement of construction materials.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: rates of default on leases for our assets, concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market inflation dynamics; the impact of the ongoing COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflict in Ukraine; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the demand for regulated cannabis facilities; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our expected leverage; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of June 30, 2022, we had 22 full-time employees.

As of June 30, 2022, we owned 110 properties that were 100% leased to state-licensed cannabis operators and comprising an aggregate of approximately 8.6 million rentable square feet (including approximately 2.5 million rentable square feet under development/redevelopment) in 19 states, with a weighted-average remaining lease term of approximately 16 years. As of June 30, 2022, we had invested approximately $2.1 billion in the aggregate (consisting of purchase price and funding of draws for construction funding and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional approximately $225.2 million to fund draws to certain tenants and sellers for construction and improvements at our properties. Of the approximately $225.2 million committed to fund draws to certain tenants and sellers for construction and improvements at our properties, approximately $30.8 million was incurred as of June 30, 2022. These statistics do not include an $18.5 million loan commitment from us to a developer for construction of a regulated cannabis cultivation and processing facility in California, of which we have funded approximately $17.7 million as of June 30, 2022. Rent collection (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees for the applicable period) was approximately 99% for the six months ended June 30, 2022. Subsequent to June 30, 2022, Kings Garden defaulted on its obligations to pay any rent at the six properties that Kings Garden leases from us (See Part II, Item 1. Legal Proceedings and Note 12 “Subsequent Events” to our condensed consolidated financial statements included in this report for more information).

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

Conditions in Our Markets

Positive or negative changes in regulatory, economic or other conditions, drought, and natural disasters in the markets where we acquire properties may affect our overall financial performance. The success of our tenants in operating their businesses and their ability to pay rent continue to be significantly influenced by many challenges including the impact of inflation, labor shortages, supply chain constraints on their cost of doing business, and the ongoing COVID-19 Pandemic. Additionally, market dynamics and the regulatory regime in the states where they operate create challenges that may impact our tenants’ businesses and/or decrease future demand for regulated cannabis cultivation and production facilities. The potential impact of current economic challenges on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

Market Dynamics in Regulated Cannabis State Programs

States vary significantly in their market dynamics, driven by many factors, including, but not limited to, regulatory frameworks, enforcement policies with respect to illicit, unlicensed cannabis operations, taxation and licensing structures. For example, in California, according to Global Go Analytics, the illicit market for cannabis remains a much larger portion of overall sales in the state, and state and local authorities have assessed significant taxes on regulated cannabis products, both of which have had the impact of significantly limiting the growth and profitability for operators in the state’s regulated cannabis market.

Recently, many states have experienced significant declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others. For example, according to New Leaf Data Services, a provider of financial, business and industry data in the cannabis sector, spot wholesale cannabis flower prices in California and Michigan have each declined more than 30% during the six months ended June 30, 2022. Approximately 12% and 13% of our rental revenues for the six months ended June 30, 2022, were derived from our properties located in California and Michigan, respectively.

Inflation and Supply Chain Constraints

Recently, inflation has trended significantly higher than in prior periods, which may be negatively impacting some of our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projects. Ongoing labor shortages and global supply chain issues, driven in part by the COVID-19 pandemic, geopolitical issues and the war in Ukraine, also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants’ projects.

Reduced Capital Availability for Tenants and the Company

Recently, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in spring of 2022 and continued uncertainty regarding monetary policy.

Driven in part by overall macroeconomic conditions, capital availability has significantly declined for regulated cannabis operators and for the Company. According to Viridian Capital Advisors, total equity and debt capital raising for public and private cannabis companies in North America decreased by approximately 64% year-to-date through July 1, 2022 ($2.6 billion) versus the prior year’s period ($7.3 billion). In addition, debt issuance year-to-date through July 1, 2022 for cannabis companies represents the most significant percentage of capital raised of the comparable periods of the past four years according to Viridian Capital Advisors, as equity values of cannabis companies have declined significantly.

COVID-19 Pandemic

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

Significant Tenants and Concentrations of Risk

As of June 30, 2022, we owned 110 properties located in 19 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At June 30, 2022, none of our properties accounted for 5% or more of our net real estate held for investment. See Note 2 in the notes to the condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and six months ended June 30, 2022. See Note 12 “Subsequent Events” in the notes to the condensed consolidated financial statements regarding the status of the Kings Garden Leases.

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

Results of Operations

Investments in Real Estate

See Note 6 in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the six months ended June 30, 2022.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rental (including tenant reimbursements)	$69,995	$48,867	$134,109	$91,752
Other	516	—	906	—
Total revenues	70,511	48,867	135,015	91,752

Expenses:
Property expenses	2,427	482	4,409	1,252
General and administrative expense	8,707	5,604	17,484	11,204
Depreciation and amortization expense	15,233	9,841	29,101	18,680
Total expenses	26,367	15,927	50,994	31,136
Income from operations	44,144	32,940	84,021	60,616
Interest and other income	581	91	638	215
Interest expense	(4,504)	(3,692)	(9,270)	(5,565)
Loss on exchange of Exchangeable Senior Notes	(7)	—	(125)	—
Net income	40,214	29,339	75,264	55,266
Preferred stock dividends	(338)	(338)	(676)	(676)
Net income attributable to common stockholders	$39,876	$29,001	$74,588	$54,590

Revenues.

Rental Revenues. Rental revenues for the three months ended June 30, 2022 increased by approximately $21.1 million, or 43%, to approximately $70.0 million, compared to approximately $48.9 million for the three months ended June 30, 2021. Approximately $1.3 million of the increase in rental revenues was generated by the properties acquired during the three months ended June 30, 2022. The remaining approximately $19.8 million increase in rental revenues was generated by properties we acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvement allowances and construction funding at existing properties that resulted in adjustments to rent. Rental revenues for the three months ended June 30, 2022 and 2021 included approximately $2.5 million and $498,000, respectively, of tenant reimbursements for property insurance premiums and property taxes.

Rental revenues for the six months ended June 30, 2022 increased by $42.3 million, or 46%, to approximately $134.1 million, compared to approximately $91.8 million for the six months ended June 30, 2021. Approximately $3.0 million of the increase in rental revenues was generated by the properties acquired during the six months ended June 30, 2022. The remaining approximately $39.3 million increase in rental revenues was generated by properties we acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvement allowances and construction funding at existing properties that resulted in adjustments to rent. Rental revenues for the six months ended June 30, 2022 and 2021 included approximately $4.4 million and $1.2 million, respectively, of tenant reimbursements for property insurance premiums and property taxes.

Other Revenues. Other revenues for the three and six months ended June 30, 2022 consists of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting.

Expenses.

Property Expenses. Property expenses for the three and six months ended June 30, 2022 increased by approximately $1.9 million and $3.2 million respectively, compared to the three and six months ended June 30, 2021. The increase was due to property insurance premiums and property taxes paid for newly acquired properties and the completion of development or redevelopment of existing properties.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2022 increased by approximately $3.1 million to approximately $8.7 million, compared to approximately $5.6 million for the three months ended June 30, 2021. General and administrative expense for the six months ended June 30, 2022 increased by approximately $6.3 million to approximately $17.5 million, compared to approximately $11.2 million for the six months ended June 30, 2021. The increase in general and administrative expense was primarily due to higher compensation to employees, the hiring of additional employees and higher public company costs, travel and occupancy costs. Compensation expense for the three and six months ended June 30, 2022 included approximately $4.4 million and $8.8 million, respectively, of non-cash stock-based compensation. Compensation expense for the three and six months ended June 30, 2021 included approximately $2.1 million and $4.2 million, respectively of non-cash stock-based compensation.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense was related to depreciation on properties that we acquired and the placement into service of construction and improvements at certain of our properties.

Interest and Other Income. Interest and other income for the three months ended June 30, 2022 increased by approximately $490,000 compared to the three months ended June 30, 2021. The increase was due to higher balances of interest-bearing investments resulting from proceeds from our common stock offerings and higher interest rates on our interest-bearing investments. Interest and other income for the six months ended June 30, 2022 increased by approximately $423,000 compared to the six months ended June 30, 2021. The increase was due to higher balances of interest bearing investments resulting from proceeds from our common stock offerings and higher interest rates on our interest-bearing investments.

Interest Expense. Interest expense consists of interest on our Exchangeable Senior Notes issued in February 2019 and our Notes due 2026 issued in May 2021. Interest expense for the three months ended June 30, 2022 and 2021 included approximately $324,000 and $649,000, respectively, of non-cash interest expense; and interest expense for the six months ended June 30, 2022 and 2021 included approximately $689,000 and $1.2 million, respectively, of non-cash interest expense.

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021 (in thousands)

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$121,981	$89,392	$32,589
Net cash used in investing activities	(426,970)	(287,153)	(139,817)
Net cash provided by financing activities	264,532	228,069	36,463
Ending cash, cash equivalents and restricted cash	45,962	156,314	(110,352)

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2022 and 2021 were approximately $122.0 million and $89.4 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, partially offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2022 were approximately $427.0 million, of which approximately $442.9 million related to investments in real estate and funding of draws for a portion of the improvement allowances, construction funding at our properties and other investments, partially offset by approximately $15.9 million related to net maturities of short-term investments. Cash flows used in investing activities for the six months ended June 30, 2021 were approximately $287.2 million, of which approximately $257.3 million primarily related to the purchase of investment in real estate and funding of draws for a portion of the improvement allowances and construction funding at our properties. The remaining approximately $29.9 million related to net purchases and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities of approximately $264.5 million during the six months ended June 30, 2022 was the result of approximately $352.0 million in net proceeds from the issuance of our common stock, partially offset by dividend payments of approximately $85.1 million to common and preferred stockholders and approximately $2.4 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Net cash provided by financing activities of approximately $228.1 million during the six months ended June 30, 2021 was the result of approximately $293.5 million in net proceeds from the issuance of our Notes due 2026, partially offset by dividend payments of approximately $62.0 million to common and preferred stockholders and approximately $3.4 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, service our Exchangeable Senior Notes and Notes due 2026, and meet other general business needs.

Sources and Uses of Cash

We derive all of our revenues from the leasing of our properties and collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, interest payments on Exchangeable Senior Notes and Notes due 2026, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur the property costs not paid by the tenant during the time it takes to re-lease or sell the property. As of June 30, 2022, the weighted-average remaining terms of our leases was approximately 16 years and we owned 110 properties that were 100% leased. Rent collection (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees for the applicable period) was approximately 99% for the six months ended June 30, 2022. Subsequent to June 30, 2022, Kings Garden defaulted on its obligations to pay any rent at the six properties that Kings Garden leases from us (See Part II, Item 1. Legal Proceedings and Note 12 “Subsequent Events” to our condensed consolidated financial statements included in this report for more information). We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as insurance premiums and real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the number of property vacancies and whether we have any underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations.

To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us and all of the direct and indirect subsidiaries of the Operating Partnership, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of June 30, 2022. Subject to the terms of the indenture, any new subsidiary of the Operating Partnership will also guarantee the Notes due 2026. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In April 2022, we issued 1,815,790 shares of common stock in an underwritten public offering, which includes the exercise in full of the underwriters’ option to purchase an additional 236,842 shares, resulting in net proceeds of approximately $330.9 million.

During the three and six months ended June 30, 2022, we issued 47,059 and 412,901 shares, respectively, of our common stock upon exchange by holders of approximately $3.1 million and $26.9 million, respectively, of outstanding principal amount of our Exchangeable Senior Notes.

We are party to equity distribution agreements with six sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $500.0 million in shares of our common stock. In March 2022, we sold 117,023 shares of our common stock for net proceeds of approximately $21.1 million under the ATM Program. As of June 30, 2022, the remaining amount available to be sold under the ATM Program was approximately $209.9 million.

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

In recent months, financial markets have been volatile in general, which has also significantly reduced our access to capital. If sustained, this would have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties.

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

The following table describes the dividends declared by the Company during the six months ended June 30, 2022:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 14, 2022	Common stock	$1.75	January 1, 2022 to March 31, 2022	April 14, 2022	$45,830
March 14, 2022	Series A preferred stock	$0.5625	January 15, 2022 to April 14, 2022	April 14, 2022	$338
June 15, 2022	Common stock	$1.75	March 1, 2022 to June 30, 2022	July 15, 2022	$49,101
June 15, 2022	Series A preferred stock	$0.5625	April 15, 2022 to July 14, 2022	July 15, 2022	$338

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2022 (in thousands):

Payments Due		Exchangeable
by Year	Notes due 2026	Senior Notes	Interest	Office Rent	Total
2022 (six months ending December 31)	$—	$—	$8,371	$241	$8,612
2023	—	—	16,742	496	17,238
2024	—	6,453	16,534	511	23,498
2025	—	—	16,500	526	17,026
2026	300,000	—	6,646	543	307,189
Thereafter	—	—	—	45	45
Total	$300,000	$6,453	$64,793	$2,362	$373,608

Additionally, as of June 30, 2022, we had approximately $194.4 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. As of June 30, 2022, we also had approximately $802,000 outstanding in commitments to fund a construction loan, which the developer is required to complete by December 1, 2022, subject to extension in certain circumstances. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

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

Funds from Operations, Normalized Funds from Operations and Adjusted Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, depreciation, amortization and impairment related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.

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

For the three and six months ended June 30, 2022 and 2021, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 103,742 shares and 304,348 shares for the three and six months ended June 30, 2022, respectively, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three and six months ended June 30, 2021, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 2,182,691 shares for both periods, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three and six months ended June 30, 2022 and 2021, as the performance thresholds for vesting of the PSUs were not met as measured as of the respective dates, they were excluded from the calculation of weighted average common shares outstanding – diluted for all periods presented.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$39,876	$29,001	$74,588	$54,590
Real estate depreciation and amortization	15,233	9,841	29,101	18,680
FFO attributable to common stockholders (basic)	55,109	38,842	103,689	73,270
Cash and non-cash interest expense on Exchangeable Senior Notes	68	1,879	402	3,752
FFO attributable to common stockholders (diluted)	55,177	40,721	104,091	77,022
Acquisition-related expense	—	11	95	19
Financing expense	104	—	104	—
Loss on exchange of Exchangeable Senior Notes	7	—	125	—
Normalized FFO attributable to common stockholders (diluted)	55,288	40,732	104,415	77,041
Stock-based compensation	4,437	2,132	8,816	4,233
Non-cash interest expense	311	118	618	118
Above-market lease amortization	23	—	46	—
AFFO attributable to common stockholders (diluted)	$60,059	$42,982	$113,895	$81,392
FFO per common share – diluted	$1.97	$1.56	$3.83	$2.94
Normalized FFO per common share – diluted	$1.97	$1.56	$3.84	$2.94
AFFO per common share – diluted	$2.14	$1.64	$4.19	$3.11
Weighted average common shares outstanding – basic	27,850,561	23,889,761	26,741,568	23,889,580
Restricted stock and RSUs	82,387	96,230	113,858	94,223
PSUs	—	—	—	—
Dilutive effect of Exchangeable Senior Notes	103,742	2,182,691	304,348	2,182,691
Weighted average common shares outstanding – diluted	28,036,690	26,168,682	27,159,774	26,166,494

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

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the three and six months ended June 30, 2022 and 2021.

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

Interest Rate Risk

As of June 30, 2022, we had $300.0 million principal amount of Notes due 2026 and approximately $6.5 million principal amount of Exchangeable Senior Notes outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

Impact of Inflation

The U.S. economy has experienced an increase in inflation rates recently. We enter into leases that generally provide for fixed increases in rent. During times when inflation is greater than the fixed increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2022 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Class Action Lawsuit

On April 25, 2022, a federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Michael V. Malozzi, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Paul Smithers, Catherine Hastings and Andy Bui, Case No. 2-22-cv-02359, and was filed in the U.S. District Court for the District of New Jersey. The lawsuit was purportedly brought on behalf of purchasers of our common stock and alleges that we and certain of our officers made false or misleading statements regarding our business in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between May 7, 2020 and April 13, 2022. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.  We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Derivative Action Lawsuit

On July 26, 2022, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., and was filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against the directors and certain officers of the Company.  The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. The Company intends to vigorously defend this lawsuit. However, at this time, the Company cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Kings Garden Lawsuit

On July 13, 2022, one of our tenants, Kings Garden Inc. (“Kings Garden”), defaulted on its obligations to pay base rent and property management fees for the month of July under each of its six leases with our indirect, wholly owned subsidiary, IIP-CA 2 LP, and defaulted on its obligations to reimburse us for certain insurance premiums at the properties incurred by us that are payable by Kings Garden as operating expenses under such leases. Kings Garden’s monetary default under its leases with us was approximately $2.2 million in the aggregate, consisting of approximately $1.8 million of base rent and property management fees for the month of July and approximately $382,000 of insurance premiums, but excluding applicable late charges and default interest. We applied a portion of the security deposits under the leases, totaling approximately $2.3 million, as payment for these amounts, as well as applicable late charges and default interest through July 13, 2022. Of the six properties leased to Kings Garden, four were operational, with an expansion project at one of those properties, and the other two properties were in development or redevelopment as of June 30, 2022.

On July 25, 2022, IIP-CA 2 LP filed a lawsuit against Kings Garden. The case was named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation, and JM Endeavors, Inc., a California corporation, and was filed in the Superior Court of the State of California. The lawsuit asserts claims for breach of contract, declaratory relief, and injunctive relief. On August 2, 2022, the case was amended to be named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation,  JM Endeavors, Inc., a California corporation, Michael King, an individual, Gary LaSalle, an individual, Charles Kieley, an individual, and Laurie Kibby, an individual, and to include claims relating to construction at the expansion project and the property that was under redevelopment as of June 30, 2022 for breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conversion, theft by false pretenses, money had and received, and violations of the Racketeer Influenced and Corrupt Organization Act (18 U.S.C. Section 1962(c)). We are seeking monetary damages, interest, attorneys’ fees, and declaratory and injunctive relief. Although there is at least a reasonable possibility that a loss may have been incurred in connection with the default by Kings Garden and the related construction projects, as of June 30, 2022, we are unable to make such an estimate.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2021 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The risks as updated below and as described in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.

As of June 30, 2022, we owned 110 properties. Five of our tenants, PharmaCann Inc. (at eleven of our properties), Parallel (at four of our properties), Ascend (at four of our properties), Kings Garden (at six of our properties) and Trulieve (at six of our properties), represented approximately 14%, 10%, 9%, 8% and 7%, respectively, of our rental revenues (including tenant reimbursements) for the six months ended June 30, 2022. Lease payment defaults by any of our tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Our lack of diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.

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

On July 13, 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties it leases with us. See Part II, Item 1. Legal Proceedings and Note 12 “Subsequent Events” to our condensed consolidated financial statements included in this report for more information.

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

In addition, in general, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries or other changes in the marketplace for their products, and have limited access to traditional forms of financing. For example, during the COVID-19 pandemic, our tenants were generally not able to access federal assistance programs that were available to companies in other industries, due to cannabis being a Schedule 1 controlled substance under the CSA. The success of our tenants will also heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework. For example, in California, the illicit market for cannabis remains a much larger portion of overall sales in the state according to Global Go Analytics, and state and local authorities have assessed significant taxes on regulated cannabis products, both of which have had the impact of significantly limiting the growth and profitability for operators in the state’s regulated cannabis market. In recent months, pricing for regulated cannabis products has dropped significantly, driven in part by the lack of effective enforcement on the illicit market, while input costs, including labor, supplies and construction materials, have increased significantly as a result of the broader higher inflationary environment.

In our evaluation of our existing leases with tenants at our properties, we determined to record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from tenants due to the U.S. federal regulatory uncertainty surrounding the regulated cannabis industry and our tenants’ limited operating history (for more information, see Note 2 “Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements – Revenue Recognition” in our condensed consolidated financial statements included in this report).

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

According to Viridian Capital Advisors, total equity and debt capital raising for public and private cannabis companies in North America decreased by approximately 64% year-to date through July 1, 2022 ($2.6 billion) versus the prior year’s period ($7.3 billion). In addition, debt issuance year-to-date through July 1, 2022 for cannabis companies represents the most significant percentage of capital raised of the comparable periods of the past four years according to Viridian Capital Advisors, as equity values of cannabis companies have declined significantly.

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

On July 13, 2022, Kings Garden, a tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent. See Part II, Item 1. Legal Proceedings and Note 12 “Subsequent Events” to our condensed consolidated financial statements included in this report for more information.

Our ability to grow our business depends on state laws pertaining to the cannabis industry.

Continued development of the cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the cannabis operations, numerous factors impact the legislative process. For example, many states that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, not strictly enforcing regulations for non-licensed cannabis operators, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our tenants, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm our business prospects. For example, we believe that California’s taxation of regulated cannabis at local and state governmental levels and ineffective enforcement policy with respect to illicit cannabis sales have significantly limited the growth and profitability of operators in that state. Recently, many states have also experienced significant declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others. For example, according to New Leaf Data Services, spot wholesale cannabis flower prices in California and Michigan have each declined more than 30% during the six months ended June 30, 2022.

We face significant risks associated with the development and redevelopment of properties that we acquire.

In many instances, we engage in development or redevelopment of properties that we acquire. Development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

●	construction costs, which may exceed our or our tenant’s original estimates due to increases in materials, labor or other costs, which could make the project less profitable for our tenant, require us or our tenant to commit additional funds to complete the project and adversely impact our tenant’s business and prospects as a result;
●	permitting or construction delays, which may result in increased project costs, as well as deferred revenue and delayed commencement of operations by our tenant;
●	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;
●	claims for warranty, product liability and construction defects after a property has been built;
●	health and safety incidents and site accidents;
●	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;
●	a contractor, subcontractor or other third party on whom we rely files for bankruptcy or commits fraud before completing a project that we have funded in part or in full;
●	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;
●	changes in local zoning, permitting and other requirements which may impact the permitted use or scope of a project;
●	labor stoppages, slowdowns or interruptions;
●	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and
●	weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

The realization of any of the risks above or other delays in development and redevelopment activities at a property may also materially adversely impact our tenant’s ability to commence, continue or expand its operations, which may result in that tenant defaulting on its rent obligations to us. As of August 4, 2022, we had properties consisting of an aggregate of approximately 2.2 million rentable square feet under development or redevelopment, and we had committed to provide construction funding and fund tenant improvements at our properties in the future totaling up to approximately $209.6 million.

Ongoing inflation for construction and labor costs, labor shortages and global supply chain issues, driven in part by the COVID-19 pandemic, geopolitical issues and the war in Ukraine, also continue to adversely impact costs and timing for completion of our development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain projects.

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

On July 13, 2022, Kings Garden, a tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent. See Part II, Item 1. Legal Proceedings and Note 12 “Subsequent Events” to our condensed consolidated financial statements included in this report for more information. While we have not determined that an impairment has occurred with respect to these properties, as we periodically evaluate these and other properties, we may be required to make an adjustment to the net carrying value of one or more of these properties in the future.

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

In recent months, general financial conditions have deteriorated significantly, which has also significantly reduced our access to capital. If sustained, this would have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund draws for future improvements at existing properties.

We are currently subject to securities lawsuits and we may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

A purported securities class action lawsuit was filed against us and certain of our executive officers alleging that the Company made false or misleading statements regarding its business. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between May 7, 2020 and April 13, 2022. A derivative action lawsuit was also filed against us and certain of our officers and directors asserting putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against our directors and certain of our officers.  According to the filed complaint, the plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs.

We will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of our officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, but there can be no assurance that we will be successful in any defense. If any of the lawsuits are adversely decided, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

We cannot predict the outcome of these lawsuits and we may be subject to other similar securities litigation in the future. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from the currently pending lawsuits, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these or future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuits could lead to volatility in our stock price. The ultimate outcome of litigation could have a material adverse effect on our business and the trading price for our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2022, we issued 47,059 shares of our common stock upon exchange by holders of approximately $3.1 million of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1*	Certificate of Formation of IIP-AZ 3 LLC.
3.2*	Certificate of Limited Partnership of IIP-CA 6 LP.
3.3*	Certificate of Formation of IIP-CO 3 LLC.
3.4*	Certificate of Formation of IIP-CO 4 LLC.
3.5*	Certificate of Formation of IIP-MA 8 LLC.
3.6*	Certificate of Formation of IIP-MD 3 LLC.
3.7*	Certificate of Formation of IIP-PA 9 LLC.
3.8*	Certificate of Formation of IIP-TX 2 LLC.
10.1*	Limited Liability Company Agreement of IIP-AZ 3 LLC.
10.2*	Limited Partnership Agreement of IIP-CA 6 LP.
10.3*	Limited Liability Company Agreement of IIP-CO 3 LLC.
10.4*	Limited Liability Company Agreement of IIP-CO 4 LLC.
10.5*	Limited Liability Company Agreement of IIP-MA 8 LLC.
10.6*	Limited Liability Company Agreement of IIP-MD 3 LLC.
10.7*	Limited Liability Company Agreement of IIP-PA 9 LLC.
10.8*	Limited Liability Company Agreement of IIP-TX 2 LLC.
22.1*	List of Subsidiary Guarantors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated August 4, 2022