Form 10-Q
period 2022-09-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2022-11-09
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of November 9, 2022 there were 27,972,947 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

SEPTEMBER 30, 2022

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
Assets	2022	2021
Real estate, at cost:
Land	$140,187	$122,386
Buildings and improvements	1,261,651	979,417
Tenant improvements	712,983	620,301
Construction in progress	60,546	—
Total real estate, at cost	2,175,367	1,722,104
Less accumulated depreciation	(124,786)	(81,938)
Net real estate held for investment	2,050,581	1,640,166
Construction loan receivable	17,698	12,916
Cash and cash equivalents	76,943	81,096
Restricted cash	1,580	5,323
Investments	239,674	324,889
Right of use office lease asset	1,831	1,068
In-place lease intangible assets, net	9,320	9,148
Other assets, net	33,107	9,996
Total assets	$2,430,734	$2,084,602
Liabilities and stockholders’ equity
Exchangeable Senior Notes, net	$6,369	$32,232
Notes due 2026, net	294,794	293,860
Tenant improvements and construction funding payable	35,195	46,274
Accounts payable and accrued expenses	13,140	7,718
Dividends payable	50,841	38,847
Rent received in advance and tenant security deposits	61,488	52,805
Other liabilities	1,992	1,167
Total liabilities	463,819	472,903
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 27,973,694 and 25,612,541 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	28	26
Additional paid-in capital	2,060,936	1,672,882
Dividends in excess of earnings	(108,058)	(75,218)
Total stockholders’ equity	1,966,915	1,611,699
Total liabilities and stockholders’ equity	$2,430,734	$2,084,602

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Rental (including tenant reimbursements)	$70,345	$53,856	$204,454	$145,608
Other	538	—	1,444	—
Total revenues	70,883	53,856	205,898	145,608

Expenses:
Property expenses	2,823	1,365	7,232	2,617
General and administrative expense	10,804	5,307	28,288	16,511
Depreciation and amortization expense	15,900	10,891	45,001	29,571
Total expenses	29,527	17,563	80,521	48,699
Income from operations	41,356	36,293	125,377	96,909
Interest and other income	773	110	1,411	325
Interest expense	(4,513)	(6,309)	(13,783)	(11,874)
Loss on exchange of Exchangeable Senior Notes	—	—	(125)	—
Net income	37,616	30,094	112,880	85,360
Preferred stock dividends	(338)	(338)	(1,014)	(1,014)
Net income attributable to common stockholders	$37,278	$29,756	$111,866	$84,346
Net income attributable to common stockholders per share (Note 8):
Basic	$1.33	$1.24	$4.10	$3.51
Diluted	$1.32	$1.20	$4.06	$3.41
Weighted-average shares outstanding:
Basic	27,938,568	23,890,537	27,144,953	23,889,903
Diluted	28,157,934	26,260,704	27,496,151	26,257,504

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended September 30, 2022						Three Months Ended September 30, 2021
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	27,973,429	$28	$2,056,568	$(94,833)	$1,975,772	$14,009	23,928,304	$24	$1,559,908	$(58,774)	$1,515,167
Net income	—	—	—	—	37,616	37,616	—	—	—	—	30,094	30,094
Exchange of Exchangeable Senior Notes	—	265	—	17	—	17	—	—	—	—	—	—
Payment of common stock offering costs	—	—	—	(28)	—	(28)	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(338)	(338)	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(50,503)	(50,503)	—	—	—	—	(35,983)	(35,983)
Stock-based compensation	—	—	—	4,379	—	4,379	—	—	—	2,191	—	2,191
Balances at end of period	$14,009	27,973,694	$28	$2,060,936	$(108,058)	$1,966,915	$14,009	23,928,304	$24	$1,562,099	$(65,001)	$1,511,131

	Nine Months Ended September 30, 2022						Nine Months Ended September 30, 2021
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	25,612,541	$26	$1,672,882	$(75,218)	$1,611,699	$14,009	23,936,928	$24	$1,559,059	$(48,120)	$1,524,972
Adjustment to opening balance upon adoption of ASU 2020-06 (Note 2)	—	—	—	(1,340)	728	(612)	—	—	—	—	—	—
Net income	—	—	—	—	112,880	112,880	—	—	—	—	85,360	85,360
Issuance of unvested restricted stock, net of forfeitures	—	15,174	—	(2,441)	—	(2,441)	—	(8,624)	—	(3,384)	—	(3,384)
Exchange of Exchangeable Senior Notes	—	413,166	—	26,682	—	26,682	—	—	—	—	—	—
Net proceeds from sale of common stock	—	1,932,813	2	351,958	—	351,960	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(1,014)	(1,014)	—	—	—	—	(1,014)	(1,014)
Common stock dividend	—	—	—	—	(145,434)	(145,434)	—	—	—	—	(101,227)	(101,227)
Stock-based compensation	—	—	—	13,195	—	13,195	—	—	—	6,424	—	6,424
Balances at end of period	$14,009	27,973,694	$28	$2,060,936	$(108,058)	$1,966,915	$14,009	23,928,304	$24	$1,562,099	$(65,001)	$1,511,131

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$112,880	$85,360
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,001	29,571
Loss on exchange of Exchangeable Senior Notes	125	—
Other non-cash adjustments	158	97
Stock-based compensation	13,195	6,424
Amortization of discounts on short-term investments	(1,068)	(283)
Amortization of debt discount and issuance costs	1,017	2,011
Changes in assets and liabilities
Other assets, net	(6,555)	(3,598)
Accounts payable, accrued expenses and other liabilities	5,339	4,308
Rent received in advance and tenant security deposits	8,683	17,069
Net cash provided by operating activities	178,775	140,959

Cash flows from investing activities
Purchases of investments in real estate	(150,090)	(130,853)
Funding of draws for tenant improvements and construction	(316,469)	(254,182)
Funding of construction loan and other investments	(21,360)	(12,077)
Deposits in escrow for acquisitions	(100)	(1,500)
Purchases of short-term investments	(278,717)	(499,862)
Maturities of short-term investments	365,000	565,000
Net cash used in investing activities	(401,736)	(333,474)

Cash flows from financing activities
Issuance of common stock, net of offering costs	351,960	—
Gross proceeds from issuance of Notes due 2026	—	300,000
Payment of deferred financing costs from issuance of Notes due 2026	—	(6,824)
Dividends paid to common stockholders	(133,440)	(94,971)
Dividends paid to preferred stockholders	(1,014)	(1,014)
Taxes paid related to net share settlement of equity awards	(2,441)	(3,384)
Net cash provided by financing activities	215,065	193,807
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,896)	1,292
Cash, cash equivalents and restricted cash, beginning of period	86,419	126,006
Cash, cash equivalents and restricted cash, end of period	$78,523	$127,298

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,997	$5,391
Supplemental disclosure of non-cash investing and financing activities:
Accrual for draws for tenant improvements and construction funding	$35,195	$61,674
Deposits applied for acquisitions	25	200
Accrual for common and preferred stock dividends declared	50,841	36,321
Exchange of Exchangeable Senior Notes for common stock	26,682	—
Operating lease liability for obtaining right of use asset	1,017	—

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

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

Variable Interest Entities. From time to time, the Company may acquire properties utilizing a reverse like-kind exchange under Section 1031 of the Internal Revenue Code (“Reverse 1031 Exchange”) in order to defer taxable gains on the subsequent sale of real estate properties. During the nine months ended September 30, 2022, the Company acquired four properties for a total purchase price of approximately $82.3 million, excluding transaction costs, as part of Reverse 1031 Exchanges. The acquired properties are in the possession of limited liability companies whose legal equity interests are owned by a qualified intermediary engaged to execute the Reverse 1031 Exchanges until the Reverse 1031 Exchanges are completed or terminated. The limited liability companies were deemed to be variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary as the Company has the ability to direct the activities of the entity that most significantly impact its economic performance and the Company has all of the risks and rewards of ownership. As such, the VIEs, including the acquired properties, are included in the Company’s condensed consolidated financial statements as a consolidated VIE until legal title is transferred to the Company upon the completion of the Reverse 1031 Exchanges. There were four consolidated VIEs on the Company’s condensed consolidated financial statements as of September 30, 2022.

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

The fair value of the above-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) our estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease. The amount recorded for one above-market operating lease is included in other assets, net on our condensed consolidated balance sheets and is amortized on a straight-line basis as a reduction of rental revenues over the remaining term of the applicable lease.

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

Amounts capitalized are depreciated over estimated useful lives determined by management. We depreciate buildings and improvements and tenant improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended September 30, 2022 and 2021, we recognized depreciation expense of approximately $15.7 million and $10.9 million, respectively, which is included in depreciation and amortization expense in our condensed consolidated statements of income. For the nine months ended September 30, 2022 and 2021, we recognized depreciation expense of approximately $44.4 million and $29.6 million, respectively, which is included in depreciation and amortization expense in our condensed consolidated statements of income. We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office over the shorter of the estimated useful lives or the remaining lease term.

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

We define redevelopment properties as existing properties for which we expect to spend significant development and construction costs that are not reimbursements to tenants for improvements at the properties. When existing properties are determined to be redevelopment properties, the net carrying value of the buildings and improvements and tenant improvements are transferred to construction in progress while the redevelopment activities are in process. Costs capitalized to construction in progress related to redevelopment properties are transferred to buildings and improvements and tenant improvements at historical cost of the properties as the redevelopment project or phases of projects are placed in service. During the nine months ended September 30, 2022, we reclassified the net carrying value of buildings and improvements and tenant improvements totaling approximately $59.0 million to construction in progress in connection with the default by Kings Garden Inc. (“Kings Garden”) and the related litigation (see Note 11 “Commitments and Contingencies — Litigation — Kings Garden Lawsuit”).

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the nine months ended September 30, 2022 and 2021.

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

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. The developer is required to complete construction by December 1, 2022, subject to extension in certain circumstances. Interest on the construction loan is payable at maturity, which is December 25, 2022. As of September 30, 2022, we had funded approximately $17.7 million of the construction loan.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, approximately $66.5 million and $72.0 million, respectively, were invested in short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

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

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the three months ended September 30, 2022 and 2021, we recognized office lease expense of approximately $121,000 and $57,000, respectively, which are included in general and administrative expense in our condensed consolidated statements of income. For the nine months ended September 30, 2022 and 2021, we recognized office lease expense of approximately $344,000 and $171,000, respectively, which are included in general and administrative expense in our condensed consolidated statements of income. For the nine months ended September 30, 2022 and 2021, amounts paid and classified as operating activities in our condensed consolidated statements of cash flows for the office lease were approximately $282,000 and $176,000, respectively.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Substantially all of our leases continued to be classified as operating leases and we continue to record revenue for each of our properties on a cash basis. Our tenant reimbursable revenue and property expenses continue to be presented on a gross basis as rental revenues and as property expenses, respectively, on our condensed consolidated statements of income. Property taxes paid directly by the lessee to a third party continue to be excluded from our condensed consolidated financial statements.

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

Concentration of Credit Risk. As of September 30, 2022, we owned 111 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Washington. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2022 and 2021, including tenant reimbursements:

	For the Three Months Ended
	September 30, 2022
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	14%
SH Parent, Inc. ("Parallel")	4	10%
Ascend Wellness Holdings, Inc. ("Ascend")	4	10%
Green Thumb Industries, Inc. ("Green Thumb")	3	8%
Trulieve Cannabis Corp. ("Trulieve")	6	7%

	For the Nine Months Ended
	September 30, 2022
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	14%
Parallel	4	10%
Ascend	4	9%
Kings Garden(1)	6	7%
Trulieve	6	7%

	For the Three Months Ended
	September 30, 2021
		Percentage of
	Number of	Rental
	Leases	Revenue
Parallel	4	12%
PharmaCann	5	12%
Kings Garden(1)	5	8%
Ascend	3	8%
Green Thumb	3	7%

	For the Nine Months Ended
	September 30, 2021
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	5	13%
Parallel	4	10%
Ascend	3	9%
Cresco Labs Inc.	5	8%
Kings Garden(1)	5	7%
(1)On July 13, 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties it leases with us, and pursuant to a confidential, conditional settlement agreement executed on September 11, 2022 between us and Kings Garden, we terminated the leases for two properties that were in development or redevelopment as of September 30, 2022 and regained possession of those properties. We have recovered $10.0 million of funds paid to Kings Garden. See Note 11 “Commitments and Contingencies — Litigation — Kings Garden Lawsuit” to our condensed consolidated financial statements for more information.

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of September 30, 2022 and December 31, 2021, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2022, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of September 30, 2022, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 27,973,694 shares of common stock issued and outstanding.

In April 2022, we issued 1,815,790 shares of common stock in an underwritten public offering, including the exercise in full of the underwriters’ option to purchase an additional 236,842 shares, resulting in net proceeds of approximately $330.9 million.

We are party to equity distribution agreements with certain sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. During the nine months ended September 30, 2022, we sold 117,023 shares of our common stock for net proceeds of approximately $21.1 million under the ATM Program, which includes the payment of approximately $434,000 to one sales agent as commission for such sales.

During the three and nine months ended September 30, 2022, we issued 265 and 413,166 shares, respectively, of our common stock upon exchange by holders of approximately $17,000 and $26.9 million, respectively, of outstanding principal amount of our Exchangeable Senior Notes.

4. Preferred Stock

As of September 30, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to October 19, 2022, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control/delisting (as defined in the articles supplementary for the Series A Preferred Stock). On or after October 19, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the nine months ended September 30, 2022:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 14, 2022	Common stock	$1.75	January 1, 2022 to March 31, 2022	April 14, 2022	$45,830
March 14, 2022	Series A preferred stock	$0.5625	January 15, 2022 to April 14, 2022	April 14, 2022	$338
June 15, 2022	Common stock	$1.75	April 1, 2022 to June 30, 2022	July 15, 2022	$49,101
June 15, 2022	Series A preferred stock	$0.5625	April 15, 2022 to July 14, 2022	July 15, 2022	$338
September 15, 2022	Common stock	$1.80	July 1, 2022 to September 30, 2022	October 14, 2022	$50,503
September 15, 2022	Series A preferred stock	$0.5625	July 15, 2022 to October 14, 2022	October 14, 2022	$338

6. Investments in Real Estate

Acquisitions

The Company acquired the following properties during the nine months ended September 30, 2022 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
4Front MA	Massachusetts	January 28, 2022	57,000	$16,000	$20	$16,020	(2)
Ascend NJ	New Jersey	February 10, 2022	114,000	35,400	8	35,408	(3)
Verano PA	Pennsylvania	March 23, 2022	3,000	2,750	68	2,818
Kings Garden CA	California	March 25, 2022	23,000	8,158	11	8,169	(4)
MCP MD	Maryland	April 13, 2022	84,000	25,000	290	25,290	(5)
Harvest AZ	Arizona	April 27, 2022	17,000	5,238	11	5,249	(5)
TILT MA	Massachusetts	May 16, 2022	104,000	40,000	32	40,032	(5)
Texas Original TX	Texas	June 14, 2022	85,000	12,040	25	12,065	(5)(6)
Curaleaf MA	Massachusetts	September 1, 2022	104,000	21,500	25	21,525	(7)
Total			591,000	$166,086	$490	$166,576	(8)

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The acquisition of the property did not satisfy the requirements for sale-leaseback accounting and therefore, the transaction is recognized as a note receivable and is included in other assets, net on our condensed consolidated balance sheet.
(3)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to $4.6 million.
(4)	The purchase price includes $1.8 million holdback held in an escrow account, which is subject to distribution to the seller upon seller’s completion of certain improvements at the property. As of September 30, 2022, we have distributed approximately $1.4 million of the holdback. The remaining approximately $400,000 is included in restricted cash on our condensed consolidated balance sheet.
(5)	The acquisitions of the MCP MD, Harvest AZ, TILT MA and Texas Original TX properties were made through consolidated VIEs utilizing Reverse 1031 Exchanges that were entered into at the time each of the properties was acquired. See Note 2 “Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements – Variable Interest Entities” for more information regarding the Company’s Reverse 1031 Exchanges and consolidation of VIEs.
(6)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to approximately $10.0 million. The purchase price includes approximately $908,000 attributable to the property which did not satisfy the requirements for sale-leaseback accounting; therefore, this amount is recognized as a note receivable and is included in other assets, net on our condensed consolidated balance sheet.
(7)	The purchase price includes approximately $1.0 million held in an escrow account, which is subject to distribution to the seller upon seller’s completion of certain improvements at the property and is included in restricted cash on our condensed consolidated balance sheet.
(8)	Approximately $16.9 million was included in other assets; $2.8 million was included in restricted cash; approximately $14.5 million was allocated to land; approximately $131.5 million was allocated to building and improvements; and approximately $798,000 was allocated to in-place leases.

The properties acquired during the nine months ended September 30, 2022 generated approximately $6.6 million of rental revenues (including tenant reimbursements) and approximately $4.8 million of net operating income after deducting property and depreciation expenses. The properties acquired during the nine months ended September 30, 2021 generated approximately $11.9 million of rental revenue (including tenant reimbursements) and approximately $10.0 million of net operating income after deducting property and depreciation expenses.

During the three and nine months ended September 30, 2022, the acquisition of the properties which did not satisfy the requirements for sale-leaseback accounting generated approximately $538,000 and $1.4 million of interest revenue, respectively, which is included in other revenue on our condensed consolidated statements of income.

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

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
In-place lease intangible assets	$9,979	$9,181
Accumulated amortization	(659)	(33)
In-place lease intangible assets, net	$9,320	$9,148

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our condensed consolidated statements of income was approximately $215,000 and $626,000 for the three and nine months ended September 30, 2022, respectively. No amortization expense was recognized for three and nine months ended September 30, 2021. The remaining weighted-average amortization period of the value of acquired in-place leases was approximately 10.9 years, and the estimated annual amortization of the value of the acquired in-place leases as of September 30, 2022 is as follows (in thousands):

Year	Amount
2022 (three months ending December 31)	$215
2023	860
2024	860
2025	860
2026	860
Thereafter	5,665
Total	$9,320

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
Above-market lease	$1,054	$1,054
Accumulated amortization	(73)	(4)
Above-market lease, net	$981	$1,050

The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of approximately 10.6 years. For the three and nine months ended September 30, 2022, the amortization of the above-market lease was approximately $23,000 and $69,000, respectively.

Additional Improvement Allowances

In February 2022, we amended our lease with Green Peak Industries, Inc. at one of our Michigan properties, increasing the improvement allowance under the lease by $18.0 million to a total of approximately $47.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In March 2022, we amended our lease with Holistic Industries Inc. (“Holistic”) at one of our Michigan properties, increasing the improvement allowance under the lease by $3.5 million to a total of $22.3 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

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

In June 2022, we amended our lease with Sozo Health, Inc. (“Sozo”) at one of our Michigan properties, increasing the improvement allowance by approximately $1.2 million to a total of approximately $7.0 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In June 2022, we amended our lease with a subsidiary of Curaleaf at one of our Pennsylvania properties, increasing the improvement allowance by $35.0 million to a total of approximately $47.4 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In June 2022, we amended our lease with a subsidiary of Green Thumb at one of our Pennsylvania properties, increasing the improvement allowance by $55.0 million to a total $74.3 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

Including all of our properties, during the nine months ended September 30, 2022, we capitalized costs of approximately $303.9 million and funded approximately $316.5 million relating to improvements and construction activities at our properties.

Future contractual minimum rent (including base rent and property management fees) under the operating leases as of September 30, 2022 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2022 (three months ending December 31)	$69,460
2023	287,080
2024	295,416
2025	304,199
2026	313,276
Thereafter	4,418,742
Total	$5,688,173

7. Debt

Exchangeable Senior Notes

As of September 30, 2022, our Operating Partnership had outstanding approximately $6.4 million principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at September 30, 2022 was 15.86813 shares of our common stock per $1,000 principal amount of Notes and the exchange price at September 30, 2022 was approximately $63.02 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually on March 15 and September 15 of each year at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. At September 30, 2022, the if-exchanged value of the Exchangeable Senior Notes exceeded the principal amount by approximately $2.6 million.

During the three and nine months ended September 30, 2022, we issued 265 and 413,166 shares, respectively, of our common stock upon exchanges by holders of approximately $17,000 and $26.9 million, respectively, of outstanding principal amount of our Exchangeable Senior Notes. For the nine months ended September 30, 2022, we recognized a loss on the exchange totaling approximately $125,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a non-cash increase to our additional paid-in capital account of approximately $17,000 and $26.7 million for the three and nine months ended September 30, 2022, respectively.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cash coupon	$60	$1,348	$391	$4,042
Amortization of debt discount	—	288	—	855
Amortization of issuance cost	12	249	83	739
Total interest expense	$72	$1,885	$474	$5,636

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$6,436	$33,373
Unamortized discount	—	(612)
Unamortized issuance cost	(67)	(529)
Carrying value	$6,369	$32,232

Accrued interest payable for the Exchangeable Senior Notes as of September 30, 2022 and December 31, 2021 was approximately $10,000 and $365,000, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

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

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cash coupon	$4,125	$4,125	$12,375	$5,821
Amortization of issuance cost	316	299	934	417
Total interest expense	$4,441	$4,424	$13,309	$6,238

The following table details the carrying value of our Notes due 2026 (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$300,000	$300,000
Unamortized issuance cost	(5,206)	(6,140)
Carrying value	$294,794	$293,860

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of September 30, 2022.

Accrued interest payable for the Notes due 2026 as of September 30, 2022 and December 31, 2021 was approximately $6.2 million and $2.1 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

The following table summarizes the principal payments on our outstanding indebtedness as of September 30, 2022 (in thousands):

Payments Due
by Year	Amount
2022 (three months ended December 31)	$—
2023	—
2024	6,436
2025	—
2026	300,000
Thereafter	—
Total	$306,436

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

Through September 30, 2022, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and nine months ended September 30, 2022 and 2021 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 100,799 and 235,753 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three and nine months ended September 30, 2022, respectively, and were included in the computation of diluted earnings per share. The 2,193,492 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three and nine months ended September 30, 2021, and were included in the computation of diluted earnings per share.

For the three and nine months ended September 30, 2022, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of September 30, 2022. For the three and nine months ended September 30, 2021, 78,582 shares issuable upon vesting of PSUs granted to certain employees in January 2021 were included in dilutive securities, as the performance thresholds for the vesting of these PSUs were met as measured as of September 30, 2021 (see Note 10 for further discussion of PSUs).

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$37,616	$30,094	$112,880	$85,360
Preferred stock dividends	(338)	(338)	(1,014)	(1,014)
Distribution to participating securities	(213)	(147)	(622)	(410)
Net income attributable to common stockholders used to compute net income per share - basic	37,065	29,609	111,244	83,936
Dilutive effect of Exchangeable Senior Notes	72	1,885	474	5,636
Net income attributable to common stockholders used to compute net income per share - diluted	$37,137	$31,494	$111,718	$89,572

Weighted-average common shares outstanding:
Basic	27,938,568	23,890,537	27,144,953	23,889,903
Restricted stock and RSUs	118,567	98,093	115,445	95,527
PSUs	—	78,582	—	78,582
Dilutive effect of Exchangeable Senior Notes	100,799	2,193,492	235,753	2,193,492
Diluted	28,157,934	26,260,704	27,496,151	26,257,504
Net income attributable to common stockholders per share:
Basic	$1.33	$1.24	$4.10	$3.51
Diluted	$1.32	$1.20	$4.06	$3.41

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

The following table presents the carrying value and approximate fair value of financial instruments at September 30, 2022 and December 31, 2021 (in thousands):

	At September 30, 2022		At December 31, 2021

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$239,674	$239,126	$324,889	$324,772
Exchangeable Senior Notes(2)	$6,369	$9,075	$32,232	$134,270
Notes due 2026(2)	$294,794	$267,267	$293,860	$318,486
(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market.

As of September 30, 2022 and December 31, 2021, cash equivalent instruments consisted of $66.5 million and $72.0 million, respectively, in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the nine months ended September 30, 2022 is included in the table below:

		Weighted-
	Unvested	Average
	Restricted	Grant Date Fair
	Stock	Value
Balance at December 31, 2021	37,767	$92.49
Granted	21,645	$215.69
Vested	(16,064)	$80.47
Forfeited(1)	(9,282)	$56.94
Balance at March 31, 2022	34,066	$186.12
Granted	2,811	$128.11
Vested	(1,987)	$181.27
Balance at June 30, 2022 and September 30, 2022	34,890	$181.72
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $4.4 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 2.0 years as of September 30, 2022. The fair value of restricted stock that vested during the nine months ended September 30, 2022 was approximately $6.9 million.

The following table summarizes our RSU activity for the nine months ended September 30, 2022. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock Units	Value
Balance at December 31, 2021	60,326	$120.24
Granted	20,853	$215.84
Balance at March 31, 2022	81,179	$144.79
Granted	2,498	$128.11
Balance at June 30, 2022 and September 30, 2022	83,677	$144.30

The remaining unrecognized compensation cost of approximately $5.5 million for RSU awards is expected to be recognized over an amortization period of approximately 1.8 years as of September 30, 2022.

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

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable Performance Period. For the three and nine months ended September 30, 2022, we recognized stock-based compensation expense of approximately $2.7 million and $8.0 million, respectively, relating to PSU awards. For the three and nine months ended September 30, 2021, we recognized stock-based compensation expense of approximately $1.0 million and $3.0 million, respectively, relating to PSU awards. As of September 30, 2022, the remaining unrecognized compensation cost of approximately $20.0 million relating to PSU awards is expected to be recognized over the remaining Performance Period of approximately 2.0 years.

As measured as of September 30, 2022, the performance thresholds for the vesting of the PSUs were not met for any of the applicable awards.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our condensed consolidated balance sheets as of September 30, 2022 is presented in the table below (in thousands):

Year	Amount
2022 (three months ending December 31)	$121
2023	496
2024	511
2025	526
2026	543
Thereafter	45
Total future contractual lease payments	2,242
Effect of discounting	(275)
Office lease liability	$1,967

Improvement Allowances. As of September 30, 2022, we had approximately $127.6 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Loan. As of September 30, 2022, we had approximately $802,000 of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California. The developer is required to complete construction by December 1, 2022, subject to extension in certain circumstances.

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

On September 29, 2022, an Amended Class Action complaint was filed under the same Case Number, adding as defendants Alan D. Gold, Tracie J. Hager, and Benjamin C. Regin, and asserting causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Derivative Action Lawsuit

On July 26, 2022, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., and was filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against the directors and certain officers of the Company.  The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On September 6, 2022, the defendants in this action filed a Consent Motion to Stay the Proceedings, which was granted on October 11, 2022. On September 28, 2022, a second derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was styled Karen Drover, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, Defendants, and Innovative Industrial Properties Inc., Nominal Defendant, Case Number 24-C-22-004243, and filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, and seeks actions to reform and improve the Company, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On October 19, 2022, the parties to both cases filed a Joint Motion to Consolidate Related Shareholder Derivative Actions and to Appoint Lead and Liaison Counsel for plaintiffs. The Company intends to vigorously defend these consolidated lawsuits. However, at this time, the Company cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Kings Garden Lawsuit

On July 13, 2022, one of our tenants, Kings Garden Inc., defaulted on its obligations to pay base rent and property management fees under each of its six leases with our indirect, wholly owned subsidiary, IIP-CA 2 LP, and defaulted on its obligations to reimburse us for certain insurance premiums at the properties incurred by us that are payable by Kings Garden as operating expenses under such leases. For the three months ended September 30, 2022, Kings Garden’s monetary default under its lease with us was approximately $5.2 million in the aggregate, consisting of approximately $4.8 million of contractual base rents and property management fees and approximately $369,000 of insurance premiums and property taxes, but excluding applicable late charges and default interest. We applied a portion of the security deposits under the leases, totaling approximately $2.6 million, as payments for these amounts.

On July 25, 2022, IIP-CA 2 LP filed a lawsuit against Kings Garden. The case was named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation, and JM Endeavors, Inc., a California corporation, and was filed in the Superior Court of the State of California. The lawsuit asserts claims for breach of contract, declaratory relief, and injunctive relief. On August 2, 2022, the case was amended to be named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation,  JM Endeavors, Inc., a California corporation, Michael King, an individual, Gary LaSalle, an individual, Charles Kieley, an individual, and Laurie Kibby, an individual, and to include claims relating to construction at the expansion project and the property that was under redevelopment as of June 30, 2022 for breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conversion, theft by false pretenses, money had and received, and violations of the Racketeer Influenced and Corrupt Organization Act (18 U.S.C. Section 1962(c)). The amount related to these project costs reported in construction in progress as of September 30, 2022 was approximately $38.5 million. The amount related to these project costs reported in buildings and improvements and tenant improvements was approximately $11.5 million in the aggregate as of December 31, 2021.

On September 11, 2022, the parties to the lawsuit entered into a confidential, conditional settlement agreement pertaining to matters related to the lawsuit. Pursuant to the conditional settlement agreement, the Company received a $10.0 million partial settlement payment from Kings Garden, which was accounted for as a reduction to construction in progress on our condensed consolidated balance sheets. Of the six properties previously leased to Kings Garden, four were operational, with an expansion project at one of those properties, and the other two properties were in development or redevelopment as of September 30, 2022. In connection with the conditional settlement agreement, the Company terminated leases and regained possession of the two properties that were in development or redevelopment as of September 30, 2022.

Out of the amounts included in construction in progress at September 30, 2022, we expect to recover an additional approximately $6.0 million from Kings Garden, and we are in the process of investigating additional costs paid of approximately $9.8 million to determine whether these are potential overpayments. Although there is at least a reasonable possibility that a loss may have been incurred in connection with the default by Kings Garden and the related construction projects, as of September 30, 2022, we are unable to make such an estimate.

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

12. Subsequent Events

On October 11, 2022, we amended our lease with Sozo at one of our Michigan properties, pursuant to which we agreed to apply a part of the security deposit we hold for rental amounts due for the period from October 1, 2022 through December 31, 2022, which, absent the satisfaction of certain conditions, is subject to full repayment to us on January 1, 2023.

On October 25, 2022, we amended our lease with Holistic at one of our Massachusetts properties, increasing the improvement allowance under the lease by $2.0 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

On October 27, 2022, we amended our lease with a subsidiary of 4Front Ventures Corp. (“4Front”) at one of our Illinois properties, providing 4Front an option, exercisable until November 11, 2022, to increase the improvement allowance under the lease by an amount between $15.0 million and up to $19.9 million. If 4Front exercises this option, the base rent under the lease will be adjusted accordingly and the term of the lease will be extended.

On November 1, 2022, we sold a Pennsylvania industrial property that was leased to a subsidiary of Maitri Holdings, LLC for $23.5 million (approximately $461 per square foot), excluding transaction costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: rates of default on leases for our assets, concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market inflation dynamics; our ability to improve our internal control over financial reporting, including our inability to remediate the identified material weakness, and the costs and the time associated with such efforts; the impact of the ongoing COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflict in Ukraine; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the demand for regulated cannabis facilities; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the potential impact on us from litigation matters, including rising liability and insurance costs; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our expected leverage; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of September 30, 2022, we had 22 full-time employees.

As of September 30, 2022, we owned 111 properties comprising approximately 8.7 million square feet (including approximately 2.0 million rentable square feet under development/redevelopment) in 19 states. As of September 30, 2022, we had invested approximately $2.2 billion in the aggregate (consisting of purchase price and funding of draws for construction funding and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional approximately $162.3 million to fund draws to certain tenants and sellers for construction and improvements at our properties. Of the approximately $162.3 million committed to fund draws to certain tenants and sellers for construction and improvements at our properties, approximately $34.7 million was incurred but not funded as of September 30, 2022. These statistics do not include an $18.5 million loan commitment from us to a developer for construction of a regulated cannabis cultivation and processing facility in California, of which we have funded approximately $17.7 million as of September 30, 2022.

Of these properties, the 109 properties in our operating portfolio were 100% leased to state-licensed cannabis operators, with a weighted-average remaining lease term of approximately 15.5 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, but excluding the security deposits applied as a result of the Kings Garden lease defaults commencing in July 2022) was approximately 97% for the nine months ended September 30, 2022.

We do not include in our operating portfolio two of our properties, which were previously leased to Kings Garden, and an expansion project at a property where Kings Garden continues to occupy the property pursuant to a confidential, contingent settlement agreement, all of which were under development as of September 30, 2022, and together are expected to comprise approximately 395,000 rentable square feet upon completion of development.

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

Many states continue to experience significant declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others, which compresses operating margins for operators.

Inflation and Supply Chain Constraints

The U.S. economy is experiencing a sustained increase in inflation rates, which we believe is negatively impacting our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projects. Ongoing labor shortages and global supply chain issues, driven in part by the COVID-19 pandemic, geopolitical issues and the war in Ukraine, also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants’ projects.

Reduced Capital Availability for Tenants and the Company

Recently, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in spring of 2022 and continued uncertainty regarding monetary policy.

Driven in part by overall macroeconomic conditions, capital availability has significantly declined for regulated cannabis operators and for the Company. According to Viridian Capital Advisors (“Viridian”), total equity and debt capital raising for public and private cannabis companies in North America decreased by approximately 64% year-to-date through September 30, 2022 versus the prior year’s period. Even more pronounced, total capital raised for the U.S. regulated cannabis cultivation and retail sector was down 67% year-to-date through September 30, 2022 versus the same period in the prior year, with equity capital raised in the sector down 96% year-to-date through September 30, 2022 and no equity deal in 2022 raising more than $25 million, according to Viridian.

Capital raising activities by U.S. REITs also experienced a steep decline in the three months ended September 30, 2022. According to the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), U.S. REITs raised $6.3 billion in debt and equity during the three months ended September 30, 2022, compared to $29.4 billion raised during the three months ended September 30, 2021, representing the lowest level since the fourth quarter of 2009.

Significant Tenants and Concentrations of Risk

As of September 30, 2022, we owned 111 properties located in 19 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At September 30, 2022, none of our properties accounted for 5% or more of our net real estate held for investment. See Note 2 in the notes to the condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2022. See Note 11 “Commitments and Contingencies — Litigation — Kings Garden Lawsuit” to our condensed consolidated financial statements included in this report for more information regarding Kings Garden leases.

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

Results of Operations

Investments in Real Estate

See Note 6 in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the nine months ended September 30, 2022.

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Rental (including tenant reimbursements)	$70,345	$53,856	$204,454	$145,608
Other	538	—	1,444	—
Total revenues	70,883	53,856	205,898	145,608

Expenses:
Property expenses	2,823	1,365	7,232	2,617
General and administrative expense	10,804	5,307	28,288	16,511
Depreciation and amortization expense	15,900	10,891	45,001	29,571
Total expenses	29,527	17,563	80,521	48,699
Income from operations	41,356	36,293	125,377	96,909
Interest and other income	773	110	1,411	325
Interest expense	(4,513)	(6,309)	(13,783)	(11,874)
Loss on exchange of Exchangeable Senior Notes	—	—	(125)	—
Net income	37,616	30,094	112,880	85,360
Preferred stock dividends	(338)	(338)	(1,014)	(1,014)
Net income attributable to common stockholders	$37,278	$29,756	$111,866	$84,346

Revenues.

Rental Revenues. Rental revenues for the three months ended September 30, 2022 increased by approximately $16.4 million, or 31%, to approximately $70.3 million, compared to approximately $53.9 million for the three months ended September 30, 2021. Approximately $143,000 of the increase in rental revenues was generated by the property acquired during the three months ended September 30, 2022. The remaining approximately $16.3 million increase in rental revenues was generated by properties we acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvement allowances and construction funding at existing properties that resulted in adjustments to rent. Rental revenues for the three months ended September 30, 2022 included approximately $2.6 million in security deposits drawn by us for defaults by Kings Garden in its obligations to pay rent commencing in July 2022. Rental revenues for the three months ended September 30, 2022 and 2021 included approximately $2.7 million and $1.4 million, respectively, of tenant reimbursements for property insurance premiums and property taxes.

Rental revenues during the three months ended September 30, 2022 were negatively impacted by non-collection of rent during the quarter totaling approximately $5.7 million (including approximately $5.3 million of contractual base rents and property management fees and approximately $369,000 for tenant reimbursements for property insurance premiums and property taxes) from two tenants, Kings Garden and affiliates of Medical Investor Holdings, LLC (“Vertical”).

Rental revenues for the nine months ended September 30, 2022 increased by $58.9 million, or 40%, to approximately $204.5 million, compared to approximately $145.6 million for the nine months ended September 30, 2021. Approximately $6.6 million of the increase in rental revenues was generated by the properties acquired during the nine months ended September 30, 2022. The remaining approximately $52.3 million increase in rental revenues was generated by properties we acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvement allowances and construction funding at existing properties that resulted in adjustments to rent. Rental revenues for the nine months ended September 30, 2022 and 2021 included approximately $7.1 million and $2.6 million, respectively, of tenant reimbursements for property insurance premiums and property taxes.

Rental revenues during the nine months ended September 30, 2022 were negatively impacted by non-collection of rent during the period totaling approximately $6.5 million (including approximately $6.1 million of contractual base rents and property management fees and approximately $369,000 for tenant reimbursements for property insurance premiums and property taxes) from the two tenants, Kings Garden and Vertical.

Other Revenues. Other revenues for the three and nine months ended September 30, 2022 consists of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting.

Expenses.

Property Expenses. Property expenses for the three and nine months ended September 30, 2022 increased by approximately $1.5 million and $4.6 million respectively, compared to the three and nine months ended September 30, 2021. The increase was primarily due to new property acquisitions and additional investment in existing properties which resulted in higher property insurance premiums and property taxes that we paid for our properties. Property expenses are generally reimbursable to us by the tenants under the terms of the leases.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2022 increased by approximately $5.5 million to approximately $10.8 million, compared to approximately $5.3 million for the three months ended September 30, 2021. General and administrative expense for the nine months ended September 30, 2022 increased by approximately $11.8 million to approximately $28.3 million, compared to approximately $16.5 million for the nine months ended September 30, 2021. The increase in general and administrative expense was primarily due to approximately $2.1 million in litigation-related expense incurred during the three months ended September 30, 2022 related to matters described in Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements included in this report, higher compensation to employees, the hiring of additional employees and higher public company costs, travel and occupancy costs. Compensation expense for the three and nine months ended September 30, 2022 included approximately $4.4 million and $13.2 million, respectively, of non-cash stock-based compensation. Compensation expense for the three and nine months ended September 30, 2021 included approximately $2.2 million and $6.4 million, respectively of non-cash stock-based compensation.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense was related to depreciation on properties that we acquired and the placement into service of construction and improvements at certain of our properties.

Interest and Other Income. Interest and other income for the three months ended September 30, 2022 increased by approximately $663,000 compared to the three months ended September 30, 2021. Interest and other income for the nine months ended September 30, 2022 increased by approximately $1.1 million compared to the nine months ended September 30, 2021. The increase in both periods was due to higher balances of interest-bearing investments resulting from proceeds from our common stock offerings and higher interest rates on our interest-bearing investments.

Interest Expense. Interest expense consists of interest on our Exchangeable Senior Notes issued in February 2019 and our Notes due 2026 issued in May 2021. Interest expense for the three months ended September 30, 2022 and 2021 included approximately $328,000 and $836,000, respectively, of non-cash interest expense; and interest expense for the nine months ended September 30, 2022 and 2021 included approximately $1.0 million and $2.0 million, respectively, of non-cash interest expense. Interest expense for the three months ended September 30, 2022 decreased by approximately $1.8 million compared to the three months ended September 30, 2021 due to exchanges of approximately $110.4 million outstanding principal amount of our Exchangeable Senior Notes in December 2021 and exchanges of approximately $26.9 million outstanding principal amount of our Exchangeable Senior Notes during the nine months ended September 30, 2022. Interest expense for the nine months ended September 30, 2022 increased by approximately $1.9 million compared to the nine months ended September 30, 2021 due to our Notes due 2026 issued in May 2021, partially offset by exchanges of our Exchangeable Senior Notes during the comparative periods.

Cash Flows

Comparison of the Nine Months Ended September 30, 2022 and 2021 (in thousands)

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$178,775	$140,959	$37,816
Net cash used in investing activities	(401,736)	(333,474)	(68,262)
Net cash provided by financing activities	215,065	193,807	21,258
Ending cash, cash equivalents and restricted cash	78,523	127,298	(48,775)

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2022 and 2021 were approximately $178.8 million and $141.0 million, respectively. Cash flows provided by operating activities were generally from contractual rent and security deposits from our properties, partially offset by our general and administrative expense.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2022 were approximately $401.7 million, of which approximately $488.0 million related to investments in real estate and funding of draws for a portion of the improvement allowances, construction funding at our properties and other investments, partially offset by approximately $86.3 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the nine months ended September 30, 2021 were approximately $333.5 million, of which approximately $398.6 million primarily related to the purchase of investment in real estate and funding of draws for a portion of the improvement allowances and construction funding at our properties, partially offset by approximately $65.1 million related to net purchases and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities of approximately $215.1 million during the nine months ended September 30, 2022 was the result of approximately $352.0 million in net proceeds from the issuance of our common stock, partially offset by dividend payments of approximately $134.5 million to common and preferred stockholders and approximately $2.4 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Net cash provided by financing activities of approximately $193.8 million during the nine months ended September 30, 2021 was the result of approximately $293.2 million in net proceeds from the issuance of our Notes due 2026, partially offset by dividend payments of approximately $96.0 million to common and preferred stockholders and approximately $3.4 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, service our Exchangeable Senior Notes and Notes due 2026, and meet other general business needs.

Sources and Uses of Cash

We derive substantially all of our revenues from the leasing of our properties and collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, interest payments on Exchangeable Senior Notes and Notes due 2026, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur the property costs not paid by the tenant during the time it takes to re-lease or sell the property.

As of September 30, 2022, we owned 111 properties. Of these properties, the 109 properties in our operating portfolio were 100% leased to state-licensed cannabis operators, with a weighted-average remaining lease term of approximately 15.5 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, but excluding the security deposits applied as a result of the Kings Garden lease defaults commencing in July 2022) was approximately 97% for the nine months ended September 30, 2022.

On July 13, 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties that Kings Garden leases from us (See Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements included in this report for more information). Two of our properties, which were previously leased to Kings Garden, and an expansion project at a property where Kings Garden continues to occupy the property pursuant to a confidential, contingent settlement agreement, were under development as of September 30, 2022, and together are expected to comprise approximately 395,000 rentable square feet upon completion of development.

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

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us and all of the direct and indirect subsidiaries of the Operating Partnership, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of September 30, 2022. Subject to the terms of the indenture, any new subsidiary of the Operating Partnership will also guarantee the Notes due 2026. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In April 2022, we issued 1,815,790 shares of common stock in an underwritten public offering, which includes the exercise in full of the underwriters’ option to purchase an additional 236,842 shares, resulting in net proceeds of approximately $330.9 million.

During the three and nine months ended September 30, 2022, we issued 265 and 413,166 shares, respectively, of our common stock upon exchange by holders of approximately $17,000 and $26.9 million, respectively, of outstanding principal amount of our Exchangeable Senior Notes.

We are party to equity distribution agreements with six sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $500.0 million in shares of our common stock. In March 2022, we sold 117,023 shares of our common stock for net proceeds of approximately $21.1 million under the ATM Program. As of September 30, 2022, the remaining amount available to be sold under the ATM Program was approximately $209.9 million.

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

The following table describes the dividends declared by the Company during the nine months ended September 30, 2022:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 14, 2022	Common stock	$1.75	January 1, 2022 to March 31, 2022	April 14, 2022	$45,830
March 14, 2022	Series A preferred stock	$0.5625	January 15, 2022 to April 14, 2022	April 14, 2022	$338
June 15, 2022	Common stock	$1.75	April 1, 2022 to June 30, 2022	July 15, 2022	$49,101
June 15, 2022	Series A preferred stock	$0.5625	April 15, 2022 to July 14, 2022	July 15, 2022	$338
September 15, 2022	Common stock	$1.80	July 1, 2022 to September 30, 2022	October 14, 2022	$50,503
September 15, 2022	Series A preferred stock	$0.5625	July 15, 2022 to October 14, 2022	October 14, 2022	$338

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2022 (in thousands):

Payments Due		Exchangeable
by Year	Notes due 2026	Senior Notes	Interest	Office Rent	Total
2022 (three months ending December 31)	$—	$—	$4,185	$121	$4,306
2023	—	—	16,742	496	17,238
2024	—	6,436	16,534	511	23,481
2025	—	—	16,500	526	17,026
2026	300,000	—	6,646	543	307,189
Thereafter	—	—	—	45	45
Total	$300,000	$6,436	$60,607	$2,242	$369,285

Additionally, as of September 30, 2022, we had approximately $127.6 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. As of September 30, 2022, we also had approximately $802,000 outstanding in commitments to fund a construction loan, which the developer is required to complete by December 1, 2022, subject to extension in certain circumstances. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

Supplemental Guarantor Information

In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. Our Notes due 2026 and our Exchangeable Senior Notes are the unsecured senior obligations of our Operating Partnership and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by us and all of our direct and indirect wholly-owned subsidiaries. Only the Notes due 2026 and the related guarantees are registered securities under the Securities Act. See Note 7 “Debt” to our condensed consolidated financial statements included in this report for a description of certain terms of our Notes due 2026.

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

For the three and nine months ended September 30, 2022 and 2021, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the

Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 100,799 shares and 235,753 shares for the three and nine months ended September 30, 2022, respectively, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three and nine months ended September 30, 2021, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 2,193,492 shares for both periods, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three and nine months ended September 30, 2022, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of September 30, 2022. For the three and nine months ended September 30, 2021, 78,582 shares issuable upon vesting of PSUs granted to certain employees in January 2021 were included in dilutive securities, as the performance thresholds for the vesting of these PSUs were met as measured as of September 30, 2021.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$37,278	$29,756	$111,866	$84,346
Real estate depreciation and amortization	15,900	10,891	45,001	29,571
FFO attributable to common stockholders (basic)	53,178	40,647	156,867	113,917
Cash and non-cash interest expense on Exchangeable Senior Notes	72	1,885	474	5,636
FFO attributable to common stockholders (diluted)	53,250	42,532	157,341	119,553
Acquisition-related expense	15	—	110	19
Financing expense	14	—	118	—
Litigation-related expense	2,112	—	2,231	—
Loss on exchange of Exchangeable Senior Notes	—	—	125	—
Normalized FFO attributable to common stockholders (diluted)	55,391	42,532	159,925	119,572
Stock-based compensation	4,379	2,191	13,195	6,424
Non-cash interest expense	316	299	934	417
Above-market lease amortization	23	—	69	—
AFFO attributable to common stockholders (diluted)	$60,109	$45,022	$174,123	$126,413
FFO per common share – diluted	$1.89	$1.62	$5.72	$4.55
Normalized FFO per common share – diluted	$1.97	$1.62	$5.82	$4.55
AFFO per common share – diluted	$2.13	$1.71	$6.33	$4.81
Weighted average common shares outstanding – basic	27,938,568	23,890,537	27,144,953	23,889,903
Restricted stock and RSUs	118,567	98,093	115,445	95,527
PSUs	—	78,582	—	78,582
Dilutive effect of Exchangeable Senior Notes	100,799	2,193,492	235,753	2,193,492
Weighted average common shares outstanding – diluted	28,157,934	26,260,704	27,496,151	26,257,504

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

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the three and nine months ended September 30, 2022 and 2021.

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

Interest Rate Risk

As of September 30, 2022, we had $300.0 million principal amount of Notes due 2026 and approximately $6.4 million principal amount of Exchangeable Senior Notes outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

Impact of Inflation

The U.S. economy is experiencing a sustained increase in inflation rates. We enter into leases that generally provide for fixed increases in rent. During times when inflation is greater than the fixed increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of a material weakness in our internal control over financial reporting as described below.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as previously filed and included in this Quarterly Report on Form 10-Q and such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and the results of its operations and its cash flows for the three and nine-month periods then ended, in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have determined that we did not design and maintain effective internal control over financial reporting related to management’s review and approval of requests for funding disbursements for tenant improvements at the Company’s properties. Specifically, management’s controls are not designed at an appropriate level of precision to prevent or detect a material misstatement in a timely manner.

This control deficiency did not result in a misstatement of the Company’s consolidated financial statements. However, this control deficiency could result in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected in a timely manner. Therefore, management has concluded that this control deficiency constitutes a material weakness.

Remediation of Material Weakness

We have commenced measures to remediate the identified material weakness. We have provided additional training to personnel regarding policies and procedures around construction projects and the necessary approvals of requests for funding disbursements in connection with qualifying property improvements at our properties. Our remediation efforts also include (1) enhancing the design of existing procedures and controls over the review and approval of funding requests for tenant improvements; (2) providing additional training and developing tools to implement and monitor our policies and procedures; and (3) supplementing existing resources with the engagement of third-party construction consultants. Management is also evaluating the need for additional resources.

While we believe that the efforts taken to date and those planned for remediation will improve the effectiveness of our internal control over financial reporting, these remediation efforts are ongoing and will require a sufficient period of time to operate for management to be able to conclude that the design is effective to address the risks of material misstatement and that such controls are operating effectively through testing and monitoring of such controls. We may conclude that additional measures are necessary to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2021 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. The risks as described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

We have identified a material weakness in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If not remediated, this material weakness could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

Our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Management has concluded that, because of this material weakness, our internal control over financial reporting was not effective as of September 30, 2022. These operational deficiencies related to the Company’s reviews and approvals of requests for funding disbursements by the Company for tenant improvements at the Company’s properties previously leased to Kings Garden. As a result of the material weakness, the Company’s management, under the supervision of the Audit Committee of the Board of Directors and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed and implemented. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting, the material weakness that existed as of September 30, 2022 and the remediation activities undertaken by us, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, we issued 265 shares of our common stock upon exchange by holders of approximately $17,000 of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Dated November 9, 2022