Form 10-K
period 2022-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2023-02-28
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $3.0 billion, based upon the last reported sale price of $109.87 per share on the New York Stock Exchange on June 30, 2022, the last business day of the Registrant’s most recently completed second quarter.

As of February 28, 2023, there were 28,002,799 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innovative Industrial Properties, Inc.’s Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-K – ANNUAL REPORT

DECEMBER 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, as well as by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	rates of default on leases for our assets;
●	concentration of our portfolio of assets and limited number of tenants;
●	the estimated growth in and evolving market dynamics of the regulated cannabis market;
●	the demand for regulated cannabis facilities;
●	inflation dynamics;
●	our ability to improve our internal control over financial reporting, including our inability to remediate an identified material weakness, and the costs and the time associated with such efforts;
●	the impact of pandemics on us, our business, our tenants, or the economy generally;
●	war and other hostilities, including the conflict in Ukraine;
●	our business and investment strategy;
●	our projected operating results;
●	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
●	availability of suitable investment opportunities in the regulated cannabis industry;
●	our understanding of our competition and our potential tenants’ alternative financing sources;
●	the expected medical-use or adult-use cannabis legalization in certain states;
●	shifts in public opinion regarding regulated cannabis;
●	the potential impact on us from litigation matters, including rising liability and insurance costs;

●	the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities;
●	the state of the U.S. economy generally or in specific geographic areas;
●	economic trends and economic recoveries;
●	our ability to access equity or debt capital;
●	financing rates for our target assets;
●	our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility;
●	covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition;
●	our ability to maintain our investment grade credit rating;
●	changes in the values of our assets;
●	our expected portfolio of assets;
●	our expected investments;
●	interest rate mismatches between our assets and our borrowings used to fund such investments;
●	changes in interest rates and the market value of our assets;
●	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;
●	the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
●	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “Investment Company Act”);
●	availability of qualified personnel; and
●	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2022, we had 19 full-time employees.

Our corporate office is located at 1389 Center Drive, Suite 200, Park City, Utah 84098. Our telephone number is (858) 997-3332.

2022 Business Update

Investments

During 2022, we acquired nine new properties and made additional investments into existing properties under development or redevelopment. As of December 31, 2022, we owned 110 properties comprising an aggregate of approximately 8.7 million rentable square feet (including approximately 1.6 million rentable square feet under development/redevelopment) in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Washington. Of these properties, we include 108 properties in our operating portfolio, which were 100% leased to state-licensed cannabis operators as of December 31, 2022, with a weighted-average remaining lease term of approximately 15.3 years. We do not include in our operating portfolio two of our properties, which were previously leased to Kings Garden Inc. (“Kings Garden”), and an expansion project at a property where Kings Garden continues to occupy the property pursuant to a confidential, contingent settlement agreement, all of which were under development as of December 31, 2022, and together are expected to comprise approximately 395,000 rentable square feet upon completion of development.

As of December 31, 2022, we had invested an aggregate of approximately $2.2 billion across our property portfolio (consisting of purchase price and construction funding and improvements reimbursed to tenants, but excluding transaction costs) and had committed an additional approximately $125.5 million to reimburse certain tenants and sellers for completion of construction and improvements at our properties. These statistics do not include an $18.5 million loan commitment from us to a developer for construction of a regulated cannabis cultivation and processing facility in California, of which we have funded approximately $18.0 million as of December 31, 2022. For more information regarding our properties and tenants, see the sections entitled “— Tenant Concentration” and “— Geographic Concentration” below.

Property Sale

In November 2022, we sold one of our Pennsylvania properties that was leased to a subsidiary of Maitri Holdings, LLC (“Maitri”) for $23.5 million (approximately $461 per square foot), excluding transaction costs, and recognized a gain on sale of the property of approximately $3.6 million.

Financial Results

	Years Ended December 31,		Percentage
	2022	2021	Increase

	(dollars in thousands, except per share data)
Rental revenues (including tenant reimbursements)	$274,377	$204,551	34%
Net income attributable to common stockholders	$153,034	$112,638	36%
Net income attributable to common stockholders per share – diluted	$5.52	$4.55	21%
AFFO(1)	$233,748	$174,984	34%
AFFO per share – diluted(1)	$8.45	$6.66	27%
Dividends per share of common stock declared	$7.10	$5.72	24%
(1)	For a definition and discussion of adjusted funds from operations (“AFFO”) and a reconciliation of AFFO to net income attributable to common stockholders, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capital Activities

In April 2022, we issued 1,815,790 shares of common stock in an underwritten public offering, which includes the exercise in full of the underwriters’ option to purchase an additional 236,842 shares, resulting in net proceeds of approximately $330.9 million.

During the year ended December 31, 2022, we sold 117,023 shares of our common stock pursuant to an “at-the-market” offering program (the “Prior ATM Program”) for net proceeds of approximately $21.1 million.

During the year ended December 31, 2022, we issued 413,166 shares of our common stock upon exchange by holders of approximately $26.9 million of outstanding principal amount of our 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”).

In January 2023, we terminated the Prior ATM Program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $500.0 million in shares of our common stock. As of February 28, 2023, we had not sold any shares of common stock under the ATM Program.

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

The following table sets forth certain information regarding our property portfolio by property type for the year ended and as of December 31, 2022 (dollars in thousands):

		Rentable Square Feet		Rental Revenue	Percentage
			Under	for	of
	Number of		Development or	the Year Ended	Rental
Property Type	Properties	Operating	Redevelopment	December 31, 2022(1)	Revenue
Industrial(2)(3)	68	6,526,000	1,518,000	$239,338	90%
Retail	33	150,000	—	6,996	3
Industrial/Retail(3)	9	458,000	63,000	17,939	7
Total	110	7,134,000	1,581,000	$264,273	100%

(1)	Rental revenue excludes tenant reimbursements.
(2)	Rental revenue from industrial properties for the year ended December 31, 2022 includes approximately $2.8 million of rental revenue related to a Pennsylvania property previously leased to Maitri that we sold in November 2022. Number of properties and rentable square feet include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the transaction is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.
(3)	“Industrial” reflects facilities utilized or expected to be utilized for regulated cannabis cultivation, processing and/or distribution activities, which can consist of industrial and/or greenhouse space.

As of December 31, 2022, the tenant at each of our leased properties is generally responsible for paying all structural repairs, maintenance expenses, insurance and real estate taxes related to the property during the term of the applicable lease. For additional information on our properties as of December 31, 2022, see Item 2, “Properties.”

Our Competitive Strengths

We believe that we have the following competitive strengths:

●	Experienced Management Team. Alan Gold, our executive chairman, and other members of our senior management team have substantial experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets. In particular, in August 2004, Mr. Gold and Gary Kreitzer, vice chairman of our board of directors, founded BioMed Realty Trust, Inc. (formerly NYSE: BMR) (“BioMed Realty”), an internally-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry, an industry they believed to be underserved by commercial property investors and lenders and poised for significant growth. Mr. Gold served as chairman of the board of directors and chief executive officer and Mr. Kreitzer served as executive vice president and a member of the board of directors from the founding of BioMed Realty in 2004 through the acquisition of BioMed Realty by an affiliate of The Blackstone Group, L.P. in 2016.
●	Recurring Revenue with Contractual Escalations. As of December 31, 2022, we had acquired 110 properties. Of these properties, 108 properties were 100% leased to state-licensed cannabis operators on triple-net leasing arrangements with a weighted-average remaining lease term of approximately 15.3 years, and which are subject to contractual rental rate increases. Along with our existing portfolio, we expect to continue to enter into additional similar transactions structured to provide recurring revenue with contractual escalations.
●	Demonstrated Investment Acumen. We utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our extensive experience and relationships in the real estate and regulated cannabis industry enable us to identify, negotiate and close on acquisitions and leases with established operators and other operators which meet our criteria.

●	Regulated Cannabis Industry Growth Trends. Based on the strong historical and projected growth for the regulated cannabis industry, we expect to see significant spending by state-licensed cannabis operators on their existing and new state-licensed cannabis facilities, presenting an opportunity for us to be a key capital provider in their expansion initiatives.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, and (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions. Our primary strategy to achieve our business objective is to acquire and own a portfolio of specialized industrial properties, including regulated cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated cannabis industry. This strategy includes the following components:

●	Owning Specialized Industrial Properties and Related Real Estate Assets for Income. We primarily acquire regulated cannabis facilities from licensed operators who will continue their cultivation, processing and/or dispensing operations after our acquisition of the property. We expect to hold acquired properties for investment, with the goal of generating stable and increasing rental income from leasing these properties to licensed operators.
●	Expanding as Additional States Enact Regulated Cannabis Programs. We acquire properties in the United States, with a focus on states that have established regulated cannabis programs. As of December 31, 2022, we owned properties in 19 states, and we expect that our acquisition opportunities will continue to expand as additional states establish regulated cannabis programs and license new operators.
●	Providing Expansion Capital to Existing Tenants as an Additional Source of Income. We have provided expansion capital for many of our existing tenant operators as they expand operations in additional states and locations within a state, as well as capital for continued enhancements of production capacity at existing facilities that these operators lease from us, which correspond to adjustments in rent under the applicable leases and other provisions in certain cases. We expect to continue to focus on executing on these expansion initiatives with our tenant operators.
●	Preserving Financial Flexibility on our Balance Sheet. We are focused on maintaining a flexible capital structure for financing our growth initiatives. As of December 31, 2022, we had debt comprised of approximately $6.4 million principal amount of Exchangeable Senior Notes and $300.0 million principal amount of our 5.50% Senior Notes due 2026 (the “Notes due 2026”), representing a total quarterly fixed cash interest obligation of approximately $4.2 million and approximately 12% of our total gross assets of approximately $2.6 billion, with no debt maturing until May 2026, other than the Exchangeable Senior Notes in 2024.

Our Target Markets

Our target markets include states that have established regulated cannabis programs. As of December 31, 2022, we owned 110 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Washington. According to the Marijuana Business Daily, as of January 31, 2023, 39 states and the District of Columbia have legalized cannabis for medical use, and 21 states and the District of Columbia have legalized cannabis for adult-use.

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

In addition, we expect other factors will be important in the development and growth of the regulated cannabis industry in the United States, including the timeframes for developing regulations and issuing licenses in states that recently passed laws allowing for regulated cannabis; continued legislative authorization of cannabis at the state level; support from local municipalities within a state; federal, state and local taxation of regulated cannabis products; and the level of enforcement against illicit, non-licensed cannabis activities in a state. Progress in the regulated cannabis industry is not assured and any number of factors could slow or halt progress in this area.

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

Industry Trends

According to BDSA, state-legal cannabis sales in the United States are projected to grow from $26.1 billion in 2022 to $44.5 billion by 2027, representing a compound annual growth rate of approximately 11%.

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

Shifting Public Attitudes and State Law and Legislative Activity

We believe that the growth of the regulated cannabis industry has been fueled, in part, by the rapidly changing public attitudes in the United States. In a poll by Pew Research Center released in November 2022, 88% of U.S. adults supported either 1) legalization of cannabis for both medical- and adult-use (59%) or 2) legalization of cannabis for medical-use only (30%).

As of January 31, 2023, 39 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2022. In addition, as of January 31, 2023, 21 states, plus the District of Columbia, have legalized cannabis for adult-use.

Following the approval of state-regulated cannabis, state programs must be developed and businesses must be licensed before commencing cannabis sales. Some states have developed the necessary procedures and licensing requirements quickly, while other states have taken years to develop their programs for production and sales of cannabis. Even where regulatory frameworks for regulated cannabis production and sales are in place, states tend to revise these rules over time. These revisions often impact sales, making it difficult to predict the potential of new markets. States may restrict the number of regulated cannabis businesses permitted; impose significant taxes on regulated cannabis products, in addition to taxes imposed by local municipalities; take limited enforcement actions against non-licensed cannabis operators; restrict the method by which cannabis can be consumed; restrict the ability of alternative health care providers to recommend medical cannabis for treatment; limit the medical conditions that are eligible for cannabis treatment; or require registration of doctors and/or patients, each of which can limit growth of the regulated cannabis industry in those states. Alternatively, states may relax their initial regulations relating to regulated cannabis production and sales and take other actions to support the growth of the regulated cannabis program, which would likely accelerate growth of the regulated cannabis industry in such states.

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

Unit Pricing for Regulated Cannabis Products

Many states continue to experience significant declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others, which compresses operating margins for operators. As a result, certain regulated cannabis operators have recently announced that they are consolidating operations or shuttering certain operations to reduce costs, which if prolonged, could have a material negative impact on operators’ demand for regulated cannabis facilities, including our existing tenants.

Inflation and Supply Chain Constraints

The U.S. economy is experiencing a sustained increase in inflation rates, which we believe is negatively impacting our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projects. Ongoing labor shortages and global supply chain issues also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants’ projects.

Reduced Capital Availability for Tenants

Recently, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in spring of 2022 and continued uncertainty regarding monetary policy.

Driven in part by overall macroeconomic conditions, capital availability has significantly declined for regulated cannabis operators. According to Viridian Capital Advisors (“Viridian”), total equity and debt capital raising for public and private cannabis companies in North America decreased by 68% in 2022 versus 2021. Even more pronounced, total capital raised for the U.S. regulated cannabis cultivation and retail sector was down over 70% in 2022 versus 2021, with equity capital raised in the sector down over 96% and no equity deal in 2022 raising more than $25 million, according to Viridian. According to Viridian, cannabis stock prices (as measured by the MSOS ETF) had declined more than 85% since their February 2021 peak, and were trading at multi-year lows.

Also according to Viridian, mergers and acquisitions activity in the North American regulated cannabis industry declined significantly in 2022, with aggregate transaction volume in dollar terms down 73% on 29% fewer transactions versus 2021.

Tenant Concentration

As of December 31, 2022, all of our revenues were derived from 110 properties. The following table sets forth certain information regarding the top ten tenants in our property portfolio that represented the largest total invested and committed capital as of and for the year ended December 31, 2022 (dollars in thousands):

			Rental Revenue	Percentage
		Total Invested	for	of
	Number of	and Committed	the Year Ended	Rental
Tenant(1)	Properties	Capital(2)	December 31, 2022(3)	Revenue
PharmaCann Inc. ("PharmaCann")	11	$306,172	$37,529	14%
SH Parent, Inc. ("Parallel")	4	203,050	25,447	10
Ascend Wellness Holdings, Inc. ("Ascend")	4	199,050	25,236	9
Green Thumb Industries, Inc. ("Green Thumb")	3	176,800	18,225	7
Curaleaf Holdings, Inc. ("Curaleaf")	8	175,047	16,443	6
Columbia Care, Inc. ("Columbia Care")	21	147,834	16,633	6
Trulieve Cannabis Corp. ("Trulieve")	6	146,503	17,872	7
Holistic Industries Inc. ("Holistic")	5	121,900	15,452	6
Cresco Labs Inc. ("Cresco")	5	120,845	15,607	6
4Front Ventures Corp. ("4Front")(4)	4	119,150	9,824	4
Total	71	$1,716,351	$198,268	75%

(1)	Includes leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
(2)	Total invested and committed capital includes development and improvements allowance not funded as of December 31, 2022.
(3)	Rental revenue excludes tenant reimbursements.
(4)	Number of properties and total invested and committed capital include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the transaction is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.

Many of our tenants have limited histories of operations, and have not yet been profitable, or have been profitable only for a short period of time. For some or all of 2023, we expect that many of our tenants will continue to incur losses as their expenses increase in connection with the expansion of their operations and the current operating environment, and that they have made and will continue to make rent payments to us from proceeds from the sale of the applicable property or cash on hand, and not funds from operations. Furthermore, each of our leases does not prohibit the tenant from conducting adult-use cannabis operations at the applicable property, provided such operations are in compliance with applicable state and local laws. As such, our tenant may conduct adult-use cannabis operations at the property it leases from us, which in turn could expose that tenant, us and our property to different and greater risks, including heightened risks of enforcement of federal laws. For example, Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Virginia and Washington permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties it leases with us, and pursuant to a confidential, conditional settlement agreement executed on September 11, 2022 between us and Kings Garden, we terminated the leases for two properties that were in development or redevelopment as of December 31, 2022 and regained possession of those properties. We have recovered approximately $15.4 million of funds paid to Kings Garden. See Note 11 “Commitments and Contingencies — Litigation — Kings Garden Lawsuit” to our consolidated financial statements for more information.

In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak Industries, Inc. (“Green Peak”) defaulted on its obligations to pay rent at one our properties in Michigan. In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas.

In January 2023, we also executed limited rent deferrals for Holistic Industries Inc. (“Holistic”) for two of our properties in California and Michigan, and a limited rent deferral for Calyx Peak, Inc. at our Missouri property.

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

Geographic Concentration

The following table sets forth certain state-by-state information regarding our property portfolio for the year ended and as of December 31, 2022 (dollars in thousands):

			Rental Revenue	Percentage
			for	of
	Number of	Rentable	the Year Ended	Rental
State	Properties	Sq. Ft.(1)	December 31, 2022(2)	Revenue
Arizona	3	377,000	$4,068	1.5%
California	13	925,000	27,036	9.9
Colorado	27	233,000	8,172	3.0
Florida	4	1,008,000	24,409	8.9
Illinois	7	965,000	36,542	13.3
Maryland	3	271,000	7,982	2.9
Massachusetts(3)	10	989,000	37,161	13.5
Michigan	14	946,000	34,027	12.4
Minnesota	1	89,000	1,745	0.6
Missouri	1	83,000	1,047	0.4
Nevada	1	43,000	1,525	0.6
New Jersey	4	291,000	10,176	3.7
New York	2	589,000	16,310	5.9
North Dakota	3	42,000	1,977	0.7
Ohio	4	217,000	9,755	3.6
Pennsylvania	9	1,303,000	42,396	15.5
Texas	2	148,000	4,475	1.6
Virginia	1	82,000	2,822	1.0
Washington	1	114,000	2,752	1.0
Total	110	8,715,000	$274,377	100.0%
(1)	Includes approximately 1.6 million square feet under development/redevelopment.
(2)	Includes tenant reimbursements of approximately $10.1 million for insurance and taxes in the aggregate.
(3)	Number of properties and rentable square feet include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the transaction is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.

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

Capital raising activities by U.S. REITs experienced a steep decline in 2022, with that decline more pronounced in the second half of 2022. According to the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), U.S. REITs raised $41.5 billion in debt and equity during 2022, compared to $133.6 billion in 2021, representing the lowest level since 2009.

Recently, financial markets have been volatile in general, which has also significantly reduced our access to capital. If sustained, this would have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties.

Risk Management

As of December 31, 2022, we owned 110 properties located in 19 states. Many of our tenants are tenants at multiple properties. We will continue to attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 20% of our total assets and that properties leased to a single tenant (individually or together with its affiliates) will not exceed 20% of our total assets. Notwithstanding the foregoing, the industry continues to experience significant consolidation among regulated cannabis operators, and certain of our tenant operators may combine, increasing the concentration of our tenant portfolio with those consolidated operators.

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

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place.  Commonly referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015.  Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In December 2022, the omnibus spending bill passed including the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2023. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

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

Changes to zoning, land use and other laws, ordinances and regulations may also prevent us from leasing a property for regulated cannabis cultivation, processing and/or dispensing in the future. For one of our properties located in San Bernardino, California, as of December 31, 2022, we were evaluating alternative non-cannabis uses for the property, due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing.

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

We are also committed to the health and safety of our employees. During the COVID-19 pandemic, we implemented a number of safety protocols to protect our employees, including protocols regarding social distancing and working remotely.

We believe that attracting, developing, engaging and retaining our team is an absolute priority. To that end, we believe we offer a highly competitive compensation (including salary, bonuses and equity) and benefits package for each member of our team, which include the following:

●	Comprehensive health insurance, including medical, dental and vision, to each employee and every member of his or her immediate family at no cost to the employee, with the same benefits to every employee, regardless of title;
●	Four weeks of paid time off each year for each employee (increasing to five weeks after five years of service and to six weeks after ten years of service), which are in addition to Company holidays;
●	A severance plan applicable to all non-executive employees that assists with each employee’s financial security in the event his or her employment is terminated without cause or he or she resigns for good reason;
●	A 401(k) plan with matching contributions from the Company;
●	Disability insurance;

●	Company sponsorship of continuing education courses related to our Company’s business, including commercial real estate, cannabis, property management, legal and accounting courses;
●	Company reimbursement of up to $200 per year for each employee’s health and wellness activities, materials, equipment and/or classes; and
●	Matching contribution by the Company, dollar-for-dollar, up to $2,500 per year per employee for donations to qualifying educational institutions.

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

Risks Related to Our Business

●	Many of our tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all.
●	The inability of any single tenant to make its lease payments could adversely affect our business.
●	We are focused on properties leased to licensed cannabis operators, and a decrease in demand for these types of facilities would have a greater impact on us than if we had a more diversified property portfolio.
●	Our real estate investments consist of primarily properties suitable for cultivation and production of cannabis, which may be difficult to sell or re-lease upon tenant defaults or lease terminations.
●	We have a limited operating history and may not be able to continue to operate our business successfully.
●	The assets we acquire may be subject to impairment charges.
●	We have identified a material weakness in our system of internal controls. If not remediated, this material weakness could result in material misstatements in our consolidated financial statements.
●	We face significant risks associated with the development and redevelopment of properties that we acquire.

●	We are currently subject to securities lawsuits and we may be subject to litigation in the future, which may divert management’s attention and have a material adverse effect on us.
●	Inflation may adversely affect our business and our tenants’ financial condition and results of operations.
●	Competition for the acquisition of properties suitable for regulated cannabis operations and alternative financing sources for licensed operators may make new acquisitions difficult or less economically attractive.
●	Our growth will depend upon future acquisitions of regulated cannabis facilities.
●	There may only be a limited number of cannabis facilities operated by suitable tenants available for acquisition.
●	Our and our tenants’ businesses may be materially and adversely affected by global pandemics.
●	Our tenants may be unable to renew or otherwise maintain their licenses for their cannabis operations.
●	We acquire our properties “as-is,” which increases the risk of costs to remedy defects without recourse.
●	Our property portfolio is and will be geographically concentrated in certain states.
●	Some of our tenants could be susceptible to bankruptcy.
●	Our tenants may be subject to Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”).
●	We have acquired and may continue to acquire and lease cannabis retail stores and dispensaries, which present additional risks in comparison to properties for the cultivation and production of regulated cannabis.
●	We are exposed to the potential impacts of future climate change.
●	Liability for uninsured losses could adversely affect our financial condition.
●	Our properties’ access to adequate water and power supplies could be interrupted.
●	We may have a difficult time obtaining the insurance policies with our focus on the regulated cannabis industry.
●	Construction loans involve an increased risk of loss and other risks that are different from owning properties.
●	We may purchase properties subject to ground leases or engage in other transactions involving ground leases.

Risks Related to Regulation

●	Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.
●	Certain of our tenants engage in operations for the adult-use cannabis industry, which may subject us and our properties to additional risks associated with such adult-use cannabis operations.
●	New laws adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cannabis operations may be modified or eliminated in the future.
●	Our ability to grow our business depends on state laws pertaining to the cannabis industry.
●	U.S. Food and Drug Administration (“FDA”) regulation of cannabis facilities could negatively affect the regulated cannabis industry.
●	We and our tenants may have difficulty accessing the service of banks and other financial institutions.
●	Property owners located in close proximity to our properties may assert claims against our cannabis facilities.
●	Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially adversely affect our operations, and we cannot predict the impact that future regulations may have on us.
●	Assets leased to cannabis businesses may be forfeited to the federal government.
●	We may have difficulty accessing bankruptcy courts.
●	The properties that we acquire are subject to extensive regulations, which may result in significant costs.
●	Compliance with environmental laws could materially increase our operating expenses.

Risks Related to Financing Our Business

●	Our growth depends on external sources of capital, which may not be available on favorable terms or at all.
●	Our existing and future indebtedness could reduce our distributable cash and expose us to default risk.
●	A downgrade in our investment grade credit rating could adversely affect our business and financial condition.
●	Our Notes due 2026 include restrictive covenants that limit our operational flexibility.

Risks Related to Our Organization and Structure

●	Our senior management team manages our portfolio subject to very broad investment guidelines.
●	Our board of directors may change our investment objectives and strategies without stockholder consent.
●	Certain provisions of Maryland law could inhibit changes in control.
●	Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
●	Severance agreements with our executive officers could be costly and prevent a change in our control.
●	We depend on our Operating Partnership for cash flow and are structurally subordinated in right of payment.

●	Our Operating Partnership may issue additional limited partnership interests to third parties without the consent of our stockholders, which would reduce the distributions we can make to our stockholders.
●	If we issue limited partnership interests in our Operating Partnership in exchange for property, the value placed on such partnership interests may not accurately reflect their market value, which may dilute your interest in us.
●	Our rights and the rights of our stockholders to take action against our directors and officers are limited.
●	Our charter provisions make it difficult to remove directors, and to effect changes in management as a result.
●	Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.
●	We plan to continue to operate our business so as not to require registration under the Investment Company Act.

Risks Related to Our Securities

●	The market prices and trading volumes of our capital stock have been and may continue to be volatile.
●	Capital stock eligible for future sale may have material and adverse effects on our share price.
●	We cannot assure you of our ability to make distributions in the future.
●	Our charter permits us to pay distributions from any source and, as a result, the amount of distributions paid at any time may not reflect the performance of our properties or as cash flow from operations.
●	The market price of our capital stock could be materially, adversely affected by our level of cash distributions.

Risks Related to Our Taxation as a REIT

●	Our failure to qualify as a REIT would reduce our distributable cash and negatively impact us.
●	The REIT distribution requirements could adversely affect our ability to execute our business plan, and require us to make unfavorable borrowing decisions or subject us to tax.
●	If Section 280E of the Code applies to us, tax deductions may be disallowed, resulting in federal income tax and potentially jeopardizing our REIT status.
●	Complying with REIT requirements may cause us to forego attractive business opportunities or asset sales.
●	The tax on prohibited transactions could limit what transactions we make or subject us to a 100% penalty tax.
●	Our board of directors has the ability to revoke our REIT election without stockholder approval.
●	Dividends payable by REITs do not qualify for the reduced tax rates on dividends from regular corporations.
●	REIT requirements may limit our ability to hedge our liabilities effectively and result in tax liabilities.
●	Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
●	Non-U.S. stockholders will generally be subject to withholding tax with respect to our ordinary dividends.
●	Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

General Risk Factors

●	We are dependent on our key personnel for our success.
●	The occurrence of cyber incidents or cyberattacks could disrupt our operations and damage our business.
●	Contingent or unknown liabilities could materially and adversely affect our business.

Risks Related to Our Business

Many of our existing tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock.

Single tenants currently occupy our properties generally, and we expect that single tenants will occupy our properties that we acquire in the future. Therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is generally little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis program. As a result, it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our cash available for distributions.

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

In our evaluation of our existing leases with tenants at our properties, we record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from tenants due to the U.S. federal regulatory uncertainty surrounding the regulated cannabis industry and our tenants’ limited operating history (for more information, see Note 2 “Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements – Revenue Recognition” in our consolidated financial statements included in this report).

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

According to Viridian, total equity and debt capital raising for public and private cannabis companies in North America decreased by more than 65% in 2022 versus 2021. Even more pronounced, total capital raised for the U.S. regulated cannabis cultivation and retail sector was down over 70% in 2022 versus 2021, with equity capital raised in the sector down over 96% and no equity deal in 2022 raising more than $25 million, according to Viridian.

Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of regulated cannabis cultivation and production facilities are generally subject to extensive state licensing requirements, including limited licenses in certain states. In addition, applicable state licensing authorities may have little experience re-leasing a cannabis property, which may extend the delays we experience in re-leasing a property. Furthermore, we will not operate any of the facilities that we purchase.

In July 2022, Kings Garden, a tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent.

In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak defaulted on its obligations to pay rent at one our properties in Michigan. In February 2023, Parallel defaulted on its obligations to pay rent at one of our properties in Texas. See Part I, Item 3. Legal Proceedings and Note

11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak.

Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.

As of December 31, 2022, we owned 110 properties. Five of our tenants, PharmaCann (at eleven of our properties), Parallel (at four of our properties), Ascend (at four of our properties), Green Thumb (at three of our properties) and Trulieve (at six of our properties), represented approximately 14%, 10%, 9%, 7% and 7%, respectively, of our rental revenues (including tenant reimbursements) for the twelve months ended December 31, 2022. Lease payment defaults by any of our tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Our lack of diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.

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

In July 2022, Kings Garden, a tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent.

In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak defaulted on its obligations to pay rent at one our properties in Michigan. In February 2023, Parallel defaulted on its obligations to pay rent at one of our properties in Texas. See Part I, Item 3. Legal Proceedings and Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak.

Because our real estate investments consist of primarily industrial and greenhouse properties suitable for cultivation and production of cannabis, our rental revenues are significantly influenced by demand for these facilities generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties primarily consists of industrial and greenhouse properties used in the regulated cannabis industry, we are subject to risks inherent in investments in a single industry. A decrease in the demand for cannabis cultivation and processing facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for cannabis cultivation and processing facilities has been and could be adversely affected by changes in current favorable state or local laws relating to cultivation and production of cannabis or any change in the federal government’s current enforcement posture with respect to state-licensed cannabis operations, among others, including but not limited to changes to local zoning and other laws that no longer allow a facility to be utilized for regulated cannabis activities. To the extent that any of these conditions occur, they are likely to affect demand and market rents for cannabis cultivation and processing facilities, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to you. Other than with respect to our property located in San Bernardino, California, we do not currently and do not expect in the future to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our facilities leased for cannabis operations.

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

In addition, in the event we are forced to sell or re-lease the property, we may have difficulty finding qualified purchasers who are willing to buy the property or tenants who are willing to lease the property on terms that we expect, or at all. As our properties are concentrated in the regulated cannabis industry, a shift in property preferences by regulated cannabis operators, including but not limited to changing preferences regarding location and types of improvements, could have a significant negative impact on the desirability of our properties to prospective tenants when we need to re-lease them, in addition to other challenges, such as obtaining the necessary state and local authorizations for a new tenant to commence operations at the property. These and other limitations may affect our ability to sell or re-lease properties, which may adversely affect returns to our stockholders. Certain regulated cannabis operators have recently announced that they are consolidating operations or shuttering certain operations to reduce costs, which if prolonged, could have a material negative impact on operators’ demand for regulated cannabis facilities, including our existing tenants.

In July 2022, Kings Garden, a tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak defaulted on its obligations to pay rent at one our properties in Michigan. In February 2023, Parallel defaulted on its obligations to pay rent at one of our properties in Texas. See Part I, Item 3. Legal Proceedings and Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak.

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

In July 2022, Kings Garden, a tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak defaulted on its obligations to pay rent at one of our properties in Michigan. In February 2023, Parallel defaulted on its obligations to pay rent at one of our properties in Texas. See Part I, Item 3. Legal Proceedings and Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak. While we have not determined that an impairment has occurred with respect to these properties, as we periodically evaluate these and other properties, we may be required to make an adjustment to the net carrying value of one or more of these properties in the future.

We have identified a material weakness in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If not remediated, this material weakness could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

As previously disclosed in our Quarterly Report on Form 10-Q for the period ending September 30, 2022, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Management has concluded that, because of this material weakness, our internal control over financial reporting was not effective as of December 31, 2022. These operational deficiencies related to the Company’s reviews and approvals of requests for funding disbursements by the Company for tenant improvements at the Company’s properties previously leased to Kings Garden. As a result of the material weakness, the Company’s management, under the supervision of the Audit Committee of the Board of Directors and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed and implemented. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting, the material weakness that existed as of December 31, 2022 and the remediation activities undertaken by us, see Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

We face significant risks associated with the development and redevelopment of properties that we acquire.

In many instances, we engage in development or redevelopment of properties that we acquire. Development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

●	construction costs, which may exceed our or our tenant’s original estimates due to increases in materials, labor or other costs, which could make the project less profitable for our tenant, require us or our tenant to commit additional funds to complete the project and adversely impact our tenant’s business and prospects as a result;
●	permitting or construction delays, which may result in increased project costs, as well as deferred revenue and delayed commencement of operations by our tenant;
●	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;
●	claims for warranty, product liability and construction defects after a property has been built;
●	health and safety incidents and site accidents;
●	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;
●	a contractor, subcontractor or other third party on whom we rely files for bankruptcy or commits fraud before completing a project that we have funded in part or in full;
●	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;
●	changes in local zoning, permitting and other requirements which may impact the permitted use or scope of a project;
●	labor stoppages, slowdowns or interruptions;
●	a default on an existing lease of a property under development or redevelopment by the tenant, exposing us to potential vacancy for a property that is not ready for its intended use;
●	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and
●	weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

The realization of any of the risks above or other delays in development and redevelopment activities at a property may also materially adversely impact our tenant’s ability to commence, continue or expand its operations, which may result in that tenant defaulting on its rent obligations to us. As of February 28, 2023, we had properties consisting of an aggregate of approximately 1.6 million rentable square feet under development or redevelopment, and we had committed to provide construction funding and fund tenant improvements at our properties in the future totaling up to approximately $131.8 million.

For one of our properties located in San Bernardino, California, as of December 31, 2022, we are evaluating alternative non-cannabis uses for the property, due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing.

In November 2022, Green Peak defaulted on its obligations to pay rent at one of our properties in Michigan, which was under redevelopment, and in February 2023, Parallel defaulted on its obligations to pay rent at one of our properties in Texas, which was under development.

Ongoing inflation for construction and labor costs, labor shortages and global supply chain issues also continue to adversely impact costs and timing for completion of our development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain projects.

We are currently subject to securities lawsuits and we may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

A purported securities class action lawsuit has been filed against us and certain of our executive officers alleging that the Company made false or misleading statements regarding its business. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. Derivative lawsuits also have been filed against us and certain of our officers and directors asserting putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against our directors and certain of our officers.  According to the filed complaint, the plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. See Note 11 “Commitments and Contingencies” for a full description of these actions.

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

Inflation may adversely affect our business and our tenants’ financial condition and results of operations.

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

Increased competition for properties as a result of greater clarity of the federal regulatory environment may also preclude us from acquiring those properties that would generate attractive returns to us. If any of the proposed bills in Congress focused on the regulated cannabis industry became law, there could be further increased competition for the acquisition of properties that can be leased to licensed cannabis operators, consolidation of cannabis cultivation facilities for more cost efficient, larger scale production and manufacturing may occur (including consolidation that may occur as a result of authorization of interstate commerce in cannabis), and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.

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

Our and our tenants’ businesses may be materially and adversely affected by the impact of global pandemics.

We cannot predict the extent to which global pandemics may impact our business and operating results and those of our tenants, but their impact may include the following:

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

The extent to which pandemics impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the outbreak or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.

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

In July 2022, Kings Garden, a tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak defaulted on its obligations to pay rent at one our properties in Michigan. In February 2023, Parallel defaulted on its obligations to pay rent at one of our properties in Texas. See Part I, Item 3. Legal Proceedings and Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak.

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

As of February 28, 2023, we owned properties in 19 states, and we expect that the properties that we acquire will be geographically concentrated in these states and other states that have established cannabis programs. See “Geographic Concentration” under Item 1, “Business” for a table of properties owned by us and organized by state as of December 31, 2022. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

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

In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to make available up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. In January 2023, we amended our construction loan agreement to provide up to an additional $4.5 million for the development as a result of costs incurred by the developer that were in excess of the original budget, making our total potential investment in the project $23.0 million. We may invest in other such loans in the future. Construction loans involve an increased risk of loss and other risks that are different from owning and leasing properties, including the following risks:

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

Congress previously enacted an omnibus spending bill that includes the Rohrabacher-Blumenauer Amendment prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision will expire on September 30, 2023. There can be no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located, such as in Arizona, California, Colorado, Illinois, Massachusetts, Michigan, Nevada, New Jersey, New York, Virginia and Washington. Consequently, certain of our tenants currently (and additional tenants may in the future) cultivate adult-use cannabis in our medical-use cannabis facilities, as permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

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

Recently, many states have also experienced significant declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others. For example, according to New Leaf Data Services, spot wholesale cannabis flower prices in California and Michigan have each declined more than 30% during 2022. As a result, certain regulated cannabis operators have announced that they are consolidating operations or shuttering certain operations to reduce costs, which if prolonged, could have a material negative impact on operators’ demand for regulated cannabis facilities, including our existing tenants.

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

As of February 28, 2023, we had outstanding $300.0 million aggregate principal amount of our Notes due 2026 and approximately $6.4 million aggregate principal amount of Exchangeable Senior Notes. Payments of principal and interest on our Notes due 2026 and Exchangeable Senior Notes and borrowings that we may incur in the future may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to satisfy the requirements for REIT qualification. Our level of debt and the limitations imposed on us by these debt agreements could have significant material and adverse consequences, including the following:

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

As of February 28, 2023, 28,002,799 shares of our common stock were issued and outstanding, and we had reserved an additional 724,297 shares of common stock for future issuance under our 2016 Omnibus Incentive Plan (the “2016 Plan”) and 103,625 shares potentially issuable upon exchange of our Exchangeable Senior Notes (based on the exchange rate as of February 28, 2023). In addition, as of February 28, 2023, we had $500.0 million in shares of common stock available for future issuance under the ATM Program. The existence of operating partnership units, Exchangeable Senior

Notes, shares of Series A Preferred Stock, shares of our common stock reserved for issuance under our 2016 Plan and shares available for future issuance under the ATM Program may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2022, we owned the following 110 properties, of which 108 properties were leased with a weighted-average remaining lease term of approximately 15.3 years:

				Rentable Square Feet			Invested/Committed Capital (in thousands)
					Under Development		Invested	Committed	Total
Property	Property Type(1)	Market	Closing Date	Operating	or Redevelopment	Total	Capital	Capital	Capital
East Cherry Street	Industrial	Arizona	April 27, 2022	17,000	-	17,000	$5,238	$-	$5,238
West Greenhouse Drive	Industrial	Arizona	December 15, 2017	358,000	-	358,000	20,000	-	20,000
64125 19th Avenue	Industrial	California	October 15, 2021	131,000	70,000	201,000	61,984	1,516	63,500
McLane Street	Industrial	California	May 12, 2020	70,000	-	70,000	17,500	-	17,500
63795 19th Avenue	Industrial	California	April 16, 2019	56,000	-	56,000	15,000	-	15,000
North Anza Road	Industrial	California	April 16, 2019	24,000	-	24,000	6,309	-	6,309
North Anza Road & Del Sol Road	Industrial	California	April 16, 2019	22,000	-	22,000	5,788	-	5,788
1804 Needles Highway	Industrial	California	August 29, 2019	6,000	-	6,000	888	-	888
West Broadway	Industrial	California	August 29, 2019	7,000	-	7,000	1,471	-	1,471
3253 Needles Highway	Industrial	California	August 29, 2019	20,000	-	20,000	4,841	-	4,841
3241 & 3247 Needles Highway	Industrial	California	September 11, 2019	46,000	-	46,000	10,100	-	10,100
Sacramento	Industrial	California	February 8, 2019	43,000	-	43,000	12,710	-	12,710
Steele Street	Industrial	Colorado	October 30, 2018	58,000	-	58,000	11,250	-	11,250
Washington Street	Industrial	Colorado	December 14, 2021	18,000	-	18,000	9,917	-	9,917
West Barberry Place	Industrial	Colorado	December 14, 2021	12,000	-	12,000	3,276	-	3,276
Hamilton Road	Industrial	Florida	September 18, 2020	220,000	-	220,000	56,400	-	56,400
West Lake Drive	Industrial	Florida	March 11, 2020	373,000	-	373,000	51,500	-	51,500
NW Highway 441	Industrial	Florida	January 22, 2021	295,000	-	295,000	41,650	-	41,650
Ben Bostic Road	Industrial	Florida	October 23, 2019	120,000	-	120,000	17,000	-	17,000
East Mazon Avenue	Industrial	Illinois	October 30, 2019	66,000	-	66,000	28,000	-	28,000
Revolution Road	Industrial	Illinois	December 21, 2018	166,000	-	166,000	71,000	-	71,000
East 4th Street	Industrial	Illinois	March 6, 2020	266,000	-	266,000	50,000	-	50,000
Industrial Drive	Industrial	Illinois	October 30, 2019	127,000	-	127,000	40,000	-	40,000
S US Highway 45 52	Industrial	Illinois	October 22, 2019	51,000	-	51,000	25,496	104	25,600
Centerpoint Way	Industrial	Illinois	October 22, 2019	39,000	-	39,000	20,950	-	20,950
Adams Street	Industrial	Illinois	August 3, 2021	-	250,000	250,000	47,326	22,824	70,150	(2)
South Street	Industrial	Maryland	August 13, 2021	115,000	-	115,000	28,901	614	29,515
Alaking Court	Industrial	Maryland	May 26, 2017	72,000	-	72,000	33,719	31	33,750
Western Maryland Parkway	Industrial	Maryland	April 13, 2022	84,000	-	84,000	25,000	-	25,000
Hopping Brook Road	Industrial	Massachusetts	May 31, 2018	58,000	-	58,000	30,500	-	30,500
Chestnut Hill Avenue	Industrial	Massachusetts	April 2, 2020	199,000	-	199,000	63,900	-	63,900
Worcester Road	Industrial	Massachusetts	September 1, 2022	104,000	-	104,000	21,500	-	21,500
Canal Street/7 North Bridge Street	Industrial	Massachusetts	July 26, 2019	150,000	-	150,000	43,500	-	43,500
Palmer Road	Industrial	Massachusetts	July 12, 2018	55,000	-	55,000	19,234	516	19,750
Everett Street	Industrial	Massachusetts	January 28, 2022	57,000	-	57,000	16,000	-	16,000	(3)
East Main Street	Industrial	Massachusetts	December 17, 2020	67,000	-	67,000	15,500	-	15,500
Curran Highway	Industrial	Massachusetts	May 26, 2021	71,000	-	71,000	26,181	619	26,800
Hoover Road	Industrial	Michigan	October 9, 2019	205,000	-	205,000	83,045	550	83,595
East Hazel Street	Industrial	Michigan	July 2, 2019	145,000	-	145,000	24,150	-	24,150
Oliver Drive	Industrial	Michigan	April 22, 2020	115,000	-	115,000	32,000	-	32,000
Davis Highway	Industrial	Michigan	April 16, 2021	97,000	104,000	201,000	50,894	12,106	63,000
Harvest Park	Industrial	Michigan	August 2, 2018	56,000	-	56,000	15,799	-	15,799
Executive Drive	Industrial	Michigan	June 7, 2019	45,000	-	45,000	10,000	-	10,000
77th Street Northeast	Industrial	Minnesota	November 8, 2017	89,000	-	89,000	9,710	-	9,710
Industrial Drive	Industrial	Missouri	September 17, 2021	83,000	-	83,000	27,721	529	28,250
East Cheyenne Avenue	Industrial	Nevada	July 12, 2019	43,000	-	43,000	9,600	-	9,600
Munsonhurst Road	Industrial	New Jersey	February 10, 2022	80,000	34,000	114,000	39,500	500	40,000
South Route 73	Industrial	New Jersey	July 13, 2020	123,000	-	123,000	35,000	-	35,000
North West Blvd	Industrial	New Jersey	July 16, 2020	50,000	-	50,000	11,820	-	11,820
Hudson Crossing Drive	Industrial	New York	December 19, 2016	74,000	151,000	225,000	80,562	27,938	108,500
County Route 117	Industrial	New York	October 23, 2017	40,000	324,000	364,000	52,766	10,294	63,060
98th Ave South	Industrial	North Dakota	December 20, 2019	33,000	-	33,000	12,190	-	12,190
Hunts Landing Road	Industrial	Ohio	March 13, 2019	58,000	-	58,000	20,000	-	20,000
Jason Street	Industrial	Ohio	January 31, 2020	98,000	-	98,000	32,200	-	32,200
Springs Way	Industrial	Ohio	January 24, 2020	50,000	-	50,000	12,927	618	13,545
East Tallmadge Ave.	Industrial	Ohio	May 14, 2019	11,000	-	11,000	3,550	-	3,550
Scott Technology Park	Industrial	Pennsylvania	August 7, 2019	56,000	-	56,000	28,000	-	28,000
New Beaver Avenue	Industrial	Pennsylvania	May 13, 2021	239,000	-	239,000	67,750	-	67,750
East Market Street	Industrial	Pennsylvania	November 12, 2019	300,000	-	300,000	94,600	-	94,600
Wayne Avenue	Industrial	Pennsylvania	December 20, 2019	74,000	105,000	179,000	49,800	11,840	61,640
Horton Drive	Industrial	Pennsylvania	May 20, 2019	270,000	-	270,000	42,891	109	43,000
Industrial Street	Industrial	Pennsylvania	June 10, 2020	108,000	-	108,000	23,629	2,021	25,650
Rosanna Avenue	Industrial	Pennsylvania	April 6, 2018	145,000	-	145,000	45,800	-	45,800
FM 969	Industrial	Texas	June 14, 2022	-	85,000	85,000	13,586	8,414	22,000	(4)
Decatur Street	Industrial	Virginia	January 15, 2020	82,000	-	82,000	19,750	-	19,750
Lathrop Industrial Drive SW	Industrial	Washington	December 17, 2020	114,000	-	114,000	17,500	-	17,500
East Glendale Avenue	Retail	Arizona	September 19, 2019	2,000	-	2,000	2,500	-	2,500
Dahlia Street	Retail	Colorado	February 21, 2020	5,000	-	5,000	2,300	-	2,300
East Colfax Avenue	Retail	Colorado	December 14, 2021	2,000	-	2,000	1,558	115	1,673
North 2nd Street	Retail	Colorado	December 14, 2021	6,000	-	6,000	1,307	98	1,405
West Railroad Avenue	Retail	Colorado	December 14, 2021	4,000	-	4,000	1,148	-	1,148
Southgate Pl	Retail	Colorado	February 19, 2020	3,000	-	3,000	1,049	-	1,049
Wewatta Street	Retail	Colorado	December 14, 2021	4,000	-	4,000	7,338	-	7,338
Southgate Place	Retail	Colorado	December 14, 2021	6,000	-	6,000	4,878	-	4,878
South Peoria Court	Retail	Colorado	December 14, 2021	5,000	-	5,000	4,229	-	4,229
Highway 6 & 24	Retail	Colorado	December 14, 2021	4,000	-	4,000	4,187	-	4,187
North College Avenue	Retail	Colorado	December 14, 2021	5,000	-	5,000	3,977	-	3,977
East Quincy Avenue	Retail	Colorado	December 14, 2021	4,000	-	4,000	3,601	-	3,601
East Montview Boulevard	Retail	Colorado	December 14, 2021	5,000	-	5,000	1,991	-	1,991

South Federal Blvd	Retail	Colorado	December 14, 2021	4,000	-	4,000	1,778	-	1,778
Santa Fe Trail	Retail	Colorado	December 14, 2021	9,000	-	9,000	1,728	-	1,728
Water Street	Retail	Colorado	December 14, 2021	4,000	-	4,000	1,444	-	1,444
Gregory Street	Retail	Colorado	December 14, 2021	4,000	-	4,000	1,321	-	1,321
West 20th Avenue	Retail	Colorado	December 14, 2021	5,000	-	5,000	1,089	-	1,089
South Federal Blvd.	Retail	Colorado	December 14, 2021	2,000	-	2,000	890	-	890
West 6th Street	Retail	Colorado	December 14, 2021	2,000	-	2,000	400	-	400
Elm Avenue	Retail	Colorado	December 14, 2021	13,000	-	13,000	400	-	400
Bent Avenue North	Retail	Colorado	December 14, 2021	2,000	-	2,000	400	-	400
Coolidge Rd	Retail	Michigan	October 25, 2019	3,000	-	3,000	3,372	28	3,400
South Cedar Street	Retail	Michigan	November 4, 2019	14,000	-	14,000	2,225	-	2,225
West Pierson Road	Retail	Michigan	November 4, 2019	6,000	-	6,000	2,180	-	2,180
Wilder Road	Retail	Michigan	November 4, 2019	4,000	-	4,000	1,740	-	1,740
East Front Street	Retail	Michigan	November 25, 2019	2,000	-	2,000	1,272	-	1,272
South Mason Drive	Retail	Michigan	November 8, 2019	2,000	-	2,000	995	-	995
N Delsea Dr	Retail	New Jersey	July 16, 2020	4,000	-	4,000	2,165	-	2,165
24th Street East	Retail	North Dakota	December 14, 2021	5,000	-	5,000	2,045	-	2,045
Highway 2 East	Retail	North Dakota	December 14, 2021	4,000	-	4,000	1,614	-	1,614
Main Street	Retail	Pennsylvania	December 14, 2021	3,000	-	3,000	1,058	-	1,058
South 17th Street	Retail	Pennsylvania	March 23, 2022	3,000	-	3,000	2,750	-	2,750
Esperanza Street	Industrial/Retail	California	July 23, 2019	35,000	-	35,000	13,977	273	14,250
Grape Street	Industrial/Retail	Colorado	December 14, 2021	33,000	-	33,000	8,206	-	8,206
US 50 Business and Baxter Road	Industrial/Retail	Colorado	December 14, 2021	8,000	-	8,000	2,165	-	2,165
South Fox Street	Industrial/Retail	Colorado	December 14, 2021	6,000	-	6,000	1,299	-	1,299
West Street	Industrial/Retail	Massachusetts	June 30, 2020	124,000	-	124,000	24,806	3,944	28,750
Mozzone Boulevard	Industrial/Retail	Massachusetts	May 16, 2022	104,000	-	104,000	40,000	-	40,000
Stephenson Highway	Industrial/Retail	Michigan	September 1, 2020	63,000	-	63,000	27,934	566	28,500
Hoover Road	Industrial/Retail	Michigan	May 14, 2021	85,000	-	85,000	17,071	159	17,230
Leah Avenue	Industrial/Retail	Texas	March 10, 2021	-	63,000	63,000	8,231	19,169	27,400
Inland Center Drive	Under Development	California	November 16, 2020	-	192,000	192,000	35,729	-	35,729
Perez Road	Under Development	California	March 25, 2022	-	23,000	23,000	8,158	-	8,158
63795 19th Avenue Expansion	Under Development	California	February 5, 2021	-	180,000	180,000	24,152	-	24,152	(5)
Total				7,134,000	1,581,000	8,715,000	$2,208,926	$125,495	$2,334,421
(1)	“Industrial” reflects facilities utilized or expected to be utilized for regulated cannabis cultivation and/or distribution activities, which can consist of industrial and/or greenhouse space.
(2)	The purchase price included approximately $3.2 million attributable to the property which did not satisfy the requirements for sale-leaseback accounting; therefore, this amount is recognized as a financing note receivable and is included in other assets, net on our consolidated balance sheet.
(3)	The acquisition of the property did not satisfy the requirements for sale-leaseback accounting; therefore, this amount is recognized as a financing note receivable and is included in other assets, net on our consolidated balance sheet.
(4)	The purchase price included approximately $908,000 attributable to the property which did not satisfy the requirements for sale-leaseback accounting; therefore, this amount is recognized as a financing note receivable and is included in other assets, net on our consolidated balance sheet.
(5)	Represents parcel under development that is part of the lease with Kings Garden at the 19th Avenue property.

See Item 1., “Business — Our Properties,” for more information about our properties.

In November 2022, we sold one of our Pennsylvania properties that was leased to a subsidiary of Maitri for $23.5 million (approximately $461 per square foot), excluding transaction costs, and recognized a gain on sale of property of approximately $3.6 million.

ITEM 3. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements, which is hereby incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “IIPR.” As of February 28, 2023, there were 30 holders of record of our common shares. This number excludes our common shares owned by stockholders holding under nominee security position listings.

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

Stock Performance Graph

The following graph shows a comparison from January 1, 2018 to December 31, 2022 of cumulative total stockholder return, calculated on a dividends reinvested basis, for Innovative Industrial Properties, Inc., the S&P 500 Stock Index, or the S&P 500, and the MSCI US REIT Index, which includes all tax-qualified equity REITs listed in the United States. Note that historic stock price performance is not necessarily indicative of future stock price performance. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Source: SNL Financial

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we issued 413,166 shares of our common stock upon exchange by holders of approximately $26.9 million of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2022, we had 19 full-time employees.

As of December 31, 2022, we owned 110 properties comprising approximately 8.7 million square feet (including approximately 1.6 million rentable square feet under development/redevelopment) in 19 states. As of December 31, 2022, we had invested approximately $2.2 billion in the aggregate (consisting of purchase price and funding of draws for construction funding and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional approximately $125.5 million to fund draws to certain tenants and sellers for construction and improvements at our properties. Of the approximately $125.5 million committed to fund draws to certain tenants and sellers for construction and improvements at our properties, approximately $28.9 million was incurred but not funded as of December 31, 2022. These statistics do not include an $18.5 million loan commitment from us to a developer for construction of a regulated cannabis cultivation and processing facility in California, of which we have funded approximately $18.0 million as of December 31, 2022.

Of these properties, we include 108 properties in our operating portfolio, which were 100% leased to state-licensed cannabis operators as of December 31, 2022, with a weighted-average remaining lease term of approximately 15.3 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $2.7 million of security deposits applied for payment of rent for our leases with Kings Garden and Sozo Health, Inc. (“Sozo”)) was approximately 97% for the year ended December 31, 2022. Rent collection for our operating portfolio (including approximately $541,000 of security deposits applied for payment of rent from our lease with Sozo) was approximately 94% for the three months ended December 31, 2022.

We do not include in our operating portfolio two of our properties, which were previously leased to Kings Garden, and an expansion project at a property where Kings Garden continues to occupy the property pursuant to a confidential, contingent settlement agreement, all of which were under development as of December 31, 2022, and together are expected to comprise approximately 395,000 rentable square feet upon completion of development.

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

The success of our tenants in operating their businesses and their ability to pay rent continue to be significantly influenced by many challenges including the impact of inflation, labor shortages, supply chain constraints on their cost of doing business, and the U.S. consumer financial health. Additionally, market dynamics and the regulatory regime in the states where they operate create challenges that may impact our tenants’ businesses and/or decrease future demand for regulated cannabis cultivation and production facilities. The potential impact of current economic challenges on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

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

Many states continue to experience significant declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others, which compresses operating margins for operators. As a result, certain regulated cannabis operators have announced that they are consolidating operations or shuttering certain operations to reduce costs, which if prolonged, could have a material negative impact on operators’ demand for regulated cannabis facilities, including our existing tenants.

Inflation and Supply Chain Constraints

The U.S. economy is experiencing a sustained increase in inflation rates, which we believe is negatively impacting our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projects. Ongoing labor shortages and global supply chain issues also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants’ projects.

Reduced Capital Availability for Tenants and the Company

Recently, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in spring of 2022 and continued uncertainty regarding monetary policy.

Driven in part by overall macroeconomic conditions, capital availability has significantly declined for regulated cannabis operators. According to Viridian, total equity and debt capital raising for public and private cannabis companies in North America decreased by more than 65% in 2022 versus 2021. Even more pronounced, total capital raised for the U.S. regulated cannabis cultivation and retail sector was down over 70% in 2022 versus 2021, with equity capital raised in the sector down over 96% and no equity deal in 2022 raising more than $25 million, according to Viridian. Cannabis stock prices (measured by the MSOS ETF) had declined more than 70% by the end of 2022, and were trading at multi-year lows.

According to Viridian, mergers and acquisitions activity in the U.S. regulated cannabis industry also declined significantly in 2022, with aggregate transaction volume in dollar terms down nearly 70% on nearly 50% fewer transactions versus 2021.

Capital raising activities by U.S. REITs experienced a steep decline in 2022, with that decline more pronounced in the second half of 2022. According to NAREIT, U.S. REITs raised $41.5 billion in debt and equity during 2022, compared to $133.6 billion in 2021, representing the lowest level since 2009.

Significant Tenants and Concentrations of Risk

As of December 31, 2022, we owned 110 properties located in 19 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At December 31, 2022, none of our properties accounted for 5% or more of our net real estate held for investment. See Note 2 in the notes to the consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the year ended December 31, 2022.

In July 2022, Kings Garden, a tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak defaulted on its obligations to pay rent at one our properties in Michigan. See Part I, Item 3. Legal Proceedings and Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak.

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

Results of Operations

Investments

See Note 6 in the notes to the consolidated financial statements for information regarding our investments in real estate and property portfolio activity during the year ended December 31, 2022. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a comparison of the years ended December 31, 2021 and December 31, 2020.

Comparison of the Years Ended December 31, 2022 and 2021 (in thousands)

	Years Ended December 31,
	2022	2021	Change
Revenues:
Rental (including tenant reimbursements)	$274,377	$204,551	$69,826
Other	1,982	—	1,982
Total revenues	276,359	204,551	71,808

Expenses:
Property expenses	10,520	4,443	6,077
General and administrative expense	38,520	22,961	15,559
Depreciation and amortization expense	61,303	41,776	19,527
Total expenses	110,343	69,180	41,163
Gain on sale of real estate	3,601	—	3,601
Income from operations	169,617	135,371	34,246
Interest and other income	3,195	397	2,798
Interest expense	(18,301)	(18,086)	(215)
Loss on exchange of Exchangeable Senior Notes	(125)	(3,692)	3,567
Net income	154,386	113,990	40,396
Preferred stock dividends	(1,352)	(1,352)	—
Net income attributable to common stockholders	$153,034	$112,638	$40,396

Revenues

Rental Revenues. Rental revenues for the year ended December 31, 2022 increased by approximately $69.8 million, or 34%, to approximately $274.4 million, compared to approximately $204.6 million for the year ended December 31, 2021. The increase in rental revenue was attributable to:

●	The nine properties we acquired in 2022 which generated approximately $10.2 million of rental revenue in 2022;

●	The 37 properties we acquired in 2021 which generated approximately $47.9 million of rental revenue in 2022, including related rents on amendments which increased the improvement allowances on four of the leases, compared to approximately $18.6 million in 2021, an increase of approximately $29.3 million;
●	The amendments to increase improvement allowances for eight properties that we acquired prior to 2021, the additional purchase of land which was included in the corresponding lease for one property, the annual rent escalations on the 64 properties we acquired prior to 2021, which collectively resulted in approximately $24.6 million in additional rental revenue during the year ended December 31, 2022 versus 2021;
●	An increase of approximately $5.7 million in tenant reimbursements revenue for property tax and insurance, to approximately $10.1 million for the year ended December 31, 2022, compared to approximately $4.4 million for the year ended December 31, 2021.

The increase in rental revenues was partially offset by a decrease in rental revenues of approximately $716,000, which was the result of the cessation of lease payments after the sale of one of our Pennsylvania properties that was leased to a subsidiary of Maitri in November 2022.

Rental revenues for the year ended December 31, 2022 also included an aggregate of approximately $3.3 million of security deposits applied for payment of rent (including tenant reimbursements) for our leases with Kings Garden and Sozo.

Rental revenues for the year ended December 31, 2022 were negatively impacted by non-collection of rent during the period totaling approximately $8.6 million (consisting of approximately $8.2 million of contractual base rents and property management fees from four tenants, Kings Garden, Medical Investor Holdings, LLC (“Vertical”), Green Peak and Parallel, and approximately $440,000 for tenant reimbursements for property insurance premiums and property taxes from two tenants, Kings Garden and Vertical).

Other Revenues. Other revenues for the year ended December 31, 2022 consists of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting.

Expenses

Property Expenses. Property expenses for the year ended December 31, 2022 increased by approximately $6.1 million, compared to 2021. The increase was primarily due to new property acquisitions and additional investment in existing properties which resulted in higher property insurance premiums and property taxes that we paid for our properties. Property expenses are generally reimbursable to us by the tenants under the terms of the leases. For the year ended December 31, 2022, property expenses included approximately $440,000 of non-reimbursed expenses related to Kings Garden and Vertical lease defaults.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2022 increased by approximately $15.5 million, or 68%, to approximately $38.5 million, compared to approximately $23.0 million for the year ended December 31, 2021. The increase in general and administrative expense was primarily due to higher compensation to employees, the hiring of additional employees, higher public company, travel and occupancy costs and approximately $3.0 million in litigation-related expenses incurred during the year ended December 31, 2022 related to matters described in Note 11 “Commitments and Contingencies – Litigation” to our consolidated financial statements included in this report.

Compensation expense for the years ended December 31, 2022 and 2021 included approximately $17.5 million and $8.6 million, respectively, of non-cash stock-based compensation.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense was related to depreciation on properties that we acquired and the placement into service of construction and improvements at certain of our properties.

Interest and Other Income. Interest and other income primarily related to interest earned on our short-term investments and cash and cash equivalents. The increase in interest and other income was primarily due to higher interest bearing investments.

Interest Expense. Interest expense related to our Exchangeable Senior Notes issued in February 2019 and Notes due 2026 issued in May 2021. For the year ended December 31, 2022, interest expense increased by approximately $215,000, or 1%, to approximately $18.3 million, compared to $18.1 million for the year ended December 31, 2021. The increase in interest expense was primarily due to the additional interest expense on our Notes due 2026 issued in May 2021, partially offset by a decrease in interest expense on our Exchangeable Senior Notes due to exchanges by holders of approximately $26.9 million of outstanding principal amount of our Exchangeable Senior Notes during the year ended December 31, 2022 and the induced exchange of approximately $110.4 million principal amount of our Exchangeable Senior Notes in December 2021. See Note 7 in the notes to the consolidated financial statements included in this report for further information.

Gain on Sale of Real Estate. Gain on sale of real estate is attributable to the sale in November 2022 of one of our Pennsylvania properties that was leased to a subsidiary of Maitri for $23.5 million, excluding transactions costs.

Loss on Exchange of Exchangeable Senior Notes. Loss on exchange of Exchangeable Senior Notes is attributable to the exchange agreements we executed with certain holders of our Exchangeable Senior Notes. See Note 7 in the notes to the consolidated financial statements included in this report for further information.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 8, “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021	Change
Net cash provided by operating activities	$234,130	$188,747	$45,383
Net cash used in investing activities	(396,201)	(384,093)	(12,108)
Net cash provided by financing activities	164,224	155,759	8,465
Ending cash, cash equivalents and restricted cash	88,572	86,419	2,153

Cash flows provided by operating activities for the years ended December 31, 2022 and 2021 were approximately $234.1 million and $188.7 million, respectively. Cash flows provided by operating activities primarily related to contractual rent and security deposits from our properties, partially offset by general and administrative expenses. Cash flows provided by operating activities increased from 2021 to 2022 primarily due to leases for properties we acquired during these time periods, annual escalations of base rent on our leases, and amendments to existing leases to increase improvement allowances at those properties, which resulted in a corresponding increase in base rents, partially offset by rent payment defaults by certain tenants, higher cash compensation to employees, higher public company, travel and occupancy costs and increased litigation expenses.

Cash flows used in investing activities for the years ended December 31, 2022 and 2021 were approximately $396.2 million and $384.1 million, respectively. Cash flows used in investing activities increased from 2021 to 2022 primarily due to less net maturities of short-term investments, partially offset by a decrease in purchases of new properties, a decrease in funding of improvement allowances and construction funding, and receipt of the proceeds from sale of one of our Pennsylvania properties previously leased to Maitri.

Cash flows provided by financing activities for the year ended December 31, 2022 were approximately $164.2 million, primarily related to approximately $352.0 million in net proceeds from the issuance of our common stock, partially offset by dividend payments of approximately $185.3 million to common and preferred stockholders and approximately $2.5 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

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

Sources and Uses of Cash

We derive substantially all of our revenues from the leasing of our properties, collecting rental income and operating expense reimbursements based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, Exchangeable Senior Notes and Notes due 2026 interest payments, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur the property costs not paid by the tenant during the time it takes to re-lease or sell the property.

As of December 31, 2022, we owned 110 properties. Of these properties, we include 108 properties in our operating portfolio, which were 100% leased to state-licensed cannabis operators, with a weighted-average remaining lease term of approximately 15.3 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $2.7 million of security deposits applied for payment of rent for our leases with Kings Garden and Sozo) was approximately 97% for the year ended December 31, 2022. Rent collection for our operating portfolio (including approximately $541,000 of security deposits applied for payment of rent for our lease with Sozo) was approximately 94% for the three months ended December 31, 2022.

In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties that Kings Garden leases from us. Two of our properties, which were previously leased to Kings Garden, and an expansion project at a property where Kings Garden continues to occupy the property pursuant to a confidential, contingent settlement agreement, were under development as of December 31, 2022, and together are expected to comprise approximately 395,000 rentable square feet upon completion of development. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak defaulted on its obligations to pay rent at one our properties in Michigan. See Part I, Item 3. Legal Proceedings and Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak.

We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as insurance premiums and real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the number of property vacancies and whether we have any underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations. For the year ended December 31, 2022, property expenses included approximately $440,000 of non-reimbursed expenses related to Kings Garden and Vertical lease defaults.

To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us and all of the direct and indirect subsidiaries of the Operating Partnership, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of December 31, 2022. Subject to the terms of the indenture, any new subsidiary of the Operating Partnership will also guarantee the Notes due 2026. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In April 2022, we issued 1,815,790 shares of common stock in an underwritten public offering, which includes the exercise in full of the underwriters’ option to purchase an additional 236,842 shares, resulting in net proceeds of approximately $330.9 million.

During the year ended December 31, 2022, we issued 413,166 shares of our common stock upon exchange by holders of approximately $26.9 million of outstanding principal amount of our Exchangeable Senior Notes.

During the year ended December 31, 2022, we sold 117,023 shares of our common stock for net proceeds of approximately $21.1 million under the Prior ATM Program.

In January 2023, we terminated the Prior ATM Program and entered into new equity distribution agreements for the ATM Program, pursuant to which we may offer and sell from time to time up to $500.0 million of shares of our common stock. As of February 28, 2023, we had not issued any shares of common stock under this ATM Program.

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

Recently, financial markets have been volatile in general, which has also significantly reduced our access to capital. If sustained, this would have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2022, we declared cash dividends on our common stock totaling $7.10 per share, and cash dividends on our Series A Preferred Stock totaling $2.25 per share. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Exchangeable Senior Notes, and make accretive new investments.

	Year Ended December 31,
	2022	2021	2020
Ordinary income distributions	$6.929636	$5.340000	$3.940000
Long-term capital gain distributions(1)	0.100364	—	—
Total	$7.030000	$5.340000	$3.940000

(1)	Unrecaptured Section 1250 Gain of $0.058864 represents additional characterization of and is part of long-term capital gain distributions for the year ended December 31, 2022.

The common stock distribution with a record date of December 30, 2022 was a split-year distribution, with $0.33 allocable to 2022 for federal income tax purposes and $1.47 allocable to 2023 for federal income tax purposes. The common stock distribution with a record date of December 31, 2021 was a split-year distribution, with $0.10 allocable to 2021 for federal income tax purposes and $1.40 allocable to 2022 for federal income tax purposes. The common stock distribution with a record date of December 31, 2020 was a split-year distribution, with $0.22 allocable to 2020 for federal income tax purposes and $1.02 allocable to 2021 for federal income.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2022 (in thousands):

Payments Due		Exchangeable
by Year	Notes due 2026	Senior Notes	Interest	Office Rent	Total
2023	$—	$—	$16,742	$496	$17,238
2024	—	6,436	16,534	511	23,481
2025	—	—	16,500	526	17,026
2026	300,000	—	6,646	543	307,189
2027	—	—	—	45	45
Total	$300,000	$6,436	$56,422	$2,121	$364,979

As of December 31, 2022, we had (1) approximately $96.6 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease; and (2) approximately $479,000 outstanding in commitments to fund a construction loan. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

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

Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership and the Subsidiary Guarantors because the combined assets, liabilities, and results of operations of the Operating Partnership and the Subsidiary Guarantors are not materially different than the corresponding amounts in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

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

Funds from Operations, Normalized Funds from Operations and Adjusted Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by NAREIT. NAREIT defines FFO as the most commonly accepted and reported non-GAAP measure of a REIT’s operating performance equal to net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, depreciation and amortization and impairment related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.

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

For all periods presented (other than the twelve months ended December 31, 2020), FFO (diluted), Normalized FFO, AFFO and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. The Exchangeable Senior Notes were anti-dilutive for purposes of calculating earnings per diluted share for all other periods presented, and as such, were treated as anti-dilutive for purposes of calculating FFO, Normalized FFO, AFFO and FFO, Normalized FFO and AFFO per diluted share for such periods.

For the three months ended March 31, 2022, 102,333 shares issuable upon vesting of the performance share units (“PSUs”) were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of March 31, 2022. No shares were issuable upon vesting of the PSUs for the three months ended December 31, 2022, September 30, 2022 and June 30, 2022 and the twelve months ended December 31, 2022, as the performance thresholds for vesting of the PSUs were not met as measured as of the end of those respective periods.

For the three and twelve months ended December 31, 2021, 81,414 shares issuable upon vesting of PSUs granted to certain employees in January 2021 were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of December 31, 2021. For the three months ended September 30, 2021, 78,582 shares issuable upon vesting of the PSUs were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of September 30, 2021. No shares were issuable upon vesting of the PSUs for the three months ended June 30, 2021 and March 31, 2021, as the performance thresholds for vesting of the PSUs were not met as measured as of the end of those respective periods.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2022	2021	2020
Net income attributable to common stockholders	$153,034	$112,638	$64,378
Real estate depreciation and amortization	61,303	41,776	28,025
Gain on sale of real estate	(3,601)	—	—
FFO attributable to common stockholders (basic)	$210,736	$154,414	$92,403
Cash and non-cash interest expense on Exchangeable Senior Notes	546	7,517	—
FFO attributable to common stockholders (diluted)	$211,282	$161,931	$92,403
Acquisition-related expense	110	26	94
Financing expense	367	—	211
Litigation-related expense	3,010	—	—
Loss on exchange of Exchangeable Senior Notes	125	3,692	—
Normalized FFO attributable to common stockholders (diluted)	214,894	165,649	92,708
Stock-based compensation	17,507	8,616	3,330
Non-cash interest expense	1,255	715	2,040
Above-market lease amortization	92	4	—
AFFO attributable to common stockholders (diluted)	$233,748	$174,984	$98,078
FFO per common share – diluted	$7.64	$6.17	$4.72
Normalized FFO per common share – diluted	$7.77	$6.31	$4.74
AFFO per common share – diluted	$8.45	$6.66	$5.01
Weighted average common shares outstanding – basic	27,345,047	23,903,017	19,443,602
Restricted stock and RSUs	116,046	96,174	114,017
PSUs	—	81,414	—
Dilutive effect of Exchangeable Senior Notes	202,076	2,180,550	—
Weighted average common shares outstanding – diluted	27,663,169	26,261,155	19,557,619

The table below is a reconciliation of quarterly net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the years ended December 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended(1)
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net income attributable to common stockholders	$41,168	$37,278	$39,876	$34,712
Real estate depreciation and amortization	16,302	15,900	15,233	13,868
Gain on sale of real estate	(3,601)	—	—	—
FFO attributable to common stockholders (basic)	$53,869	$53,178	$55,109	$48,580
Cash and non-cash interest expense on Exchangeable Senior Notes	72	72	68	334
FFO attributable to common stockholders (diluted)	$53,941	$53,250	$55,177	$48,914
Acquisition-related expense	—	15	—	95
Financing expense	249	14	104	—
Litigation-related expense	779	2,112	119	—
Loss on exchange of Exchangeable Senior Notes	—	—	7	118
Normalized FFO attributable to common stockholders (diluted)	$54,969	$55,391	$55,407	$49,127
Stock-based compensation	4,312	4,379	4,437	4,379
Non-cash interest expense	321	316	311	307
Above-market lease amortization	23	23	23	23
AFFO attributable to common stockholders (diluted)	$59,625	$60,109	$60,178	$53,836
FFO per common share – diluted	$1.92	$1.89	$1.97	$1.86
Normalized FFO per common share – diluted	$1.95	$1.97	$1.98	$1.87
AFFO per common share – diluted	$2.12	$2.13	$2.15	$2.04
Weighted-average common shares outstanding – basic	27,938,804	27,938,568	27,850,561	25,620,253
Restricted stock and RSUs	117,831	118,567	82,387	110,457
PSUs	—	—	—	102,333
Dilutive effect of Exchangeable Senior Notes	103,626	100,799	103,742	507,181
Weighted-average common shares outstanding – diluted	28,160,261	28,157,934	28,036,690	26,340,224

	Three Months Ended(1)
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net income attributable to common stockholders	$28,292	$29,756	$29,001	$25,589
Real estate depreciation and amortization	12,205	10,891	9,841	8,839
FFO attributable to common stockholders (basic)	$40,497	$40,647	$38,842	$34,428
Cash and non-cash interest expense	1,880	1,885	1,879	1,873
FFO attributable to common stockholders (diluted)	$42,377	$42,532	$40,721	$36,301
Acquisition-related expense	7	—	11	8
Loss on exchange of Exchangeable Senior Notes	3,692	—	—	—
Normalized FFO attributable to common stockholders (diluted)	$46,076	$42,532	$40,732	$36,309
Stock-based compensation	2,192	2,191	2,132	2,101
Non-cash interest expense	298	299	118	—
Above-market lease amortization	4	—	—	—
AFFO attributable to common stockholders (diluted)	$48,570	$45,022	$42,982	$38,410
FFO per common share – diluted	$1.61	$1.62	$1.56	$1.39
Normalized FFO per common share – diluted	$1.75	$1.62	$1.56	$1.39
AFFO per common share – diluted	$1.85	$1.71	$1.64	$1.47
Weighted-average common shares outstanding – basic	23,941,930	23,890,537	23,889,761	23,889,398
Restricted stock and RSUs	98,093	98,093	96,230	92,194
PSUs	81,414	78,582	—	—
Dilutive effect of Exchangeable Senior Notes	2,142,148	2,193,492	2,182,691	2,170,959
Weighted-average common shares outstanding – diluted	26,263,585	26,260,704	26,168,682	26,152,551
(1)	The sum of quarterly financial data may vary from annual data due to rounding and differences in the dilutive effect of potentially issuable shares of each reporting period.

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

Lease Accounting

We account for our leases under ASC 842 “Leases”, which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates relating to the unguaranteed residual value of the assets at the end of the non-cancelable lease term.

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

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the years ended December 31, 2022 and 2021.

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

Interest Rate Risk

As of December 31, 2022, we had $300.0 million principal amount of Notes due 2026 and approximately $6.4 million principal amount of Exchangeable Senior Notes outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

Impact of Inflation

The U.S. economy is experiencing a sustained increase in inflation rates. We enter into leases that generally provide for fixed increases in rent. During times when inflation is greater than the fixed increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation. See also the discussion under Item 1A, “Risk Factors,” under the caption “Inflation may adversely affect our business and our tenants’ financial condition and results of operations.”

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of a material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements included in this Annual Report on Form 10-K and such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year then ended, in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have determined that we did not design and maintain effective internal control over financial reporting as of December 31, 2022 related to management’s review and approval of requests for funding disbursements for tenant improvements at the Company’s properties. Specifically, management’s controls are not designed at an appropriate level of precision to prevent or detect a material misstatement in a timely manner.

Our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Remediation of Material Weakness

We are committed to the continuous improvement of our internal controls over financial reporting. We immediately commenced measures to remediate the identified material weakness. We have provided additional training to personnel regarding policies and procedures around construction projects and the necessary approvals of requests for funding disbursements in connection with qualifying property improvements at our properties. Our remediation efforts also include (1) enhancing the design of existing procedures and controls over the review and approval of funding requests for tenant improvements; (2) providing additional training and developing tools to implement and monitor our policies and procedures; and (3) supplementing existing resources with the engagement of third-party construction consultants.

While we believe that the efforts taken to date for remediation are appropriate and reasonable steps to remediate the material weakness, the material weakness will not be remediated until the enhanced controls have been implemented for a sufficient period of time and management has concluded, through testing and monitoring, that the new and enhanced controls are designed and operating effectively. We may conclude that additional measures, including resources, are necessary to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time. We may also modify certain of the remediation efforts described above.

Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation efforts discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on Controls

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

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on Internal Control over Financial Reporting

We have audited Innovative Industrial Properties, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule (collectively referred to as the “financial statements”), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the review and approval of requests for funding disbursements for tenant improvements at the Company’s properties has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated February 28, 2023, on those financial statements.

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

February 28, 2023

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSEPCTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management, our equity compensation plans and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULE

(a)(1) and (2) Financial Statements and Schedule:

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.

(3) Exhibits

Exhibit Number	Description of Exhibit
1.1	Form of Equity Distribution Agreement, dated as of January 20, 2023, between Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and each sales agent.(1)
3.1

Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary Classifying Innovative Industrial Properties, Inc.’s 9.00% Series A Cumulative Redeemable Preferred Stock).(2)

3.2	Third Amended and Restated Bylaws of Innovative Industrial Properties, Inc.(3)
4.1	Form of Certificate for Common Stock.(4)
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

21.1*	List of Subsidiaries of Innovative Industrial Properties, Inc.

22.1	List of Subsidiary Guarantors.(16)
23.1*	Consent of BDO USA, LLP.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.

+Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 23, 2023.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on December 8, 2022.
(4)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.
(5)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 21, 2019.
(6)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2021.
(7)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2021.
(8)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(9)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(10)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2020.
(11)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2021.
(12)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 12, 2022.
(13)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(14)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(15)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2019.
(16)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022.

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

Dated February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan Gold	Executive Chairman	February 28, 2023
Alan Gold

/s/ Gary Kreitzer	Vice Chairman	February 28, 2023
Gary Kreitzer

/s/ Mary Curran	Director	February 28, 2023
Mary Curran

/s/ Paul Smithers	President, Chief Executive Officer and	February 28, 2023
Paul Smithers	Director

/s/ Scott Shoemaker	Director	February 28, 2023
Scott Shoemaker

/s/ David Stecher	Director	February 28, 2023
David Stecher

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Industrial Properties, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023 expressed an adverse opinion thereon.

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

Real Estate Acquisitions - Fair Value of Assets Acquired

As described in Note 6 to the consolidated financial statements, the Company’s consolidated real estate property acquisitions totaled approximately $166.6 million for the year ended December 31, 2022. Certain of the 2022 property acquisitions involved significant judgments in estimating the fair values used in the allocation between the land and buildings acquired for which management obtained assistance from third-party valuation specialists.

We identified the estimation of the fair values used in the allocation of land and buildings acquired for certain of the 2022 property acquisitions as a critical audit matter. The principal considerations for our determination included the limited number of recent comparable transactions. Auditing these elements involved a high degree of auditor judgment and subjectivity due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Agreeing pertinent terms and conditions from executed agreements to amounts used in the valuation prepared by third-party valuation specialists for certain of the 2022 property acquisitions.

●	Utilizing personnel with specialized knowledge and skills in valuation to assist in the evaluation of the reasonableness of the key valuation inputs and assumptions used in the estimation of the allocation of fair values of land and buildings acquired including the comparison to available market data.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

San Diego, California

February 28, 2023

Innovative Industrial Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
Assets	2022	2021
Real estate, at cost:
Land	$139,953	$122,386
Buildings and improvements	1,305,306	979,417
Tenant improvements	705,322	620,301
Construction in progress	54,106	—
Total real estate, at cost	2,204,687	1,722,104
Less accumulated depreciation	(138,405)	(81,938)
Net real estate held for investment	2,066,282	1,640,166
Construction loan receivable	18,021	12,916
Cash and cash equivalents	87,122	81,096
Restricted cash	1,450	5,323
Investments	200,935	324,889
Right of use office lease asset	1,739	1,068
In-place lease intangible assets, net	9,105	9,148
Other assets, net	30,182	9,996
Total assets	$2,414,836	$2,084,602
Liabilities and stockholders’ equity
Exchangeable Senior Notes, net	$6,380	$32,232
Notes due 2026, net	295,115	293,860
Tenant improvements and construction funding payable	29,376	46,274
Accounts payable and accrued expenses	10,615	7,718
Dividends payable	50,840	38,847
Rent received in advance and tenant security deposits	58,716	52,805
Other liabilities	1,901	1,167
Total liabilities	452,943	472,903
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 27,972,830 and 25,612,541 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	28	26
Additional paid-in capital	2,065,248	1,672,882
Dividends in excess of earnings	(117,392)	(75,218)
Total stockholders’ equity	1,961,893	1,611,699
Total liabilities and stockholders’ equity	$2,414,836	$2,084,602

See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Rental (including tenant reimbursements)	$274,377	$204,551	$116,896
Other	1,982	—	—
Total revenues	276,359	204,551	116,896

Expenses:
Property expenses	10,520	4,443	4,952
General and administrative expense	38,520	22,961	14,182
Depreciation and amortization expense	61,303	41,776	28,025
Total expenses	110,343	69,180	47,159
Gain on sale of real estate	3,601	—	—
Income from operations	169,617	135,371	69,737
Interest and other income	3,195	397	3,424
Interest expense	(18,301)	(18,086)	(7,431)
Loss on exchange of Exchangeable Senior Notes	(125)	(3,692)	—
Net income	154,386	113,990	65,730
Preferred stock dividends	(1,352)	(1,352)	(1,352)
Net income attributable to common stockholders	$153,034	$112,638	$64,378
Net income attributable to common stockholders per share (Note 8):
Basic	$5.57	$4.69	$3.28
Diluted	$5.52	$4.55	$3.27
Weighted-average shares outstanding:
Basic	27,345,047	23,903,017	19,443,602
Diluted	27,663,169	26,261,155	19,557,619

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Additional	Dividends in	Total
	Series A	Shares of	Common	Paid-In-	Excess of	Stockholders'
	Preferred Stock	Common Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2019	$14,009	12,637,043	$13	$553,932	$(19,944)	$548,010
Net income	—	—	—	—	65,730	65,730
Exchange of Exchangeable Senior Notes	—	14	—	1	—	1
Net proceeds from sale of common stock	—	11,311,366	11	1,003,962	—	1,003,973
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(92,554)	(92,554)
Issuance of unvested restricted stock, net of forfeitures	—	(11,495)	—	(2,166)	—	(2,166)
Stock based compensation	—	—	—	3,330	—	3,330
Balance, December 31, 2020	14,009	23,936,928	24	1,559,059	(48,120)	1,524,972
Net income	—	—	—	—	113,990	113,990
Issuance of common stock in conjunction with inducement of Exchangeable Senior Notes, net	—	1,684,237	2	108,591	—	108,593
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(139,736)	(139,736)
Issuance of unvested restricted stock, net of forfeitures	—	(8,624)	—	(3,384)	—	(3,384)
Stock-based compensation	—	—	—	8,616	—	8,616
Balance, December 31, 2021	14,009	25,612,541	26	1,672,882	(75,218)	1,611,699
Adjustment to opening balance upon adoption of ASU 2020-06 (Note 2)	—	—	—	(1,340)	728	(612)
Net income	—	—	—	—	154,386	154,386
Exchange of Exchangeable Senior Notes	—	413,166	—	26,682	—	26,682
Net proceeds from sale of common stock	—	1,932,813	2	351,958	—	351,960
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(195,936)	(195,936)
Issuance of unvested restricted stock, net of forfeitures	—	14,310	—	(2,441)	—	(2,441)
Stock-based compensation	—	—	—	17,507	—	17,507
Balance, December 31, 2022	$14,009	27,972,830	$28	$2,065,248	$(117,392)	$1,961,893

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$154,386	$113,990	$65,730
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	61,303	41,776	28,025
Loss on exchange of Exchangeable Senior Notes	125	3,692	—
Gain on sale of real estate	(3,601)	—	—
Other non-cash adjustments	185	95	162
Stock-based compensation	17,507	8,616	3,330
Amortization of discounts on short-term investments	(2,246)	(340)	(2,791)
Amortization of debt discount and issuance costs	1,349	2,851	2,040
Changes in assets and liabilities
Other assets, net	(3,506)	(3,687)	(428)
Accounts payable, accrued expenses and other liabilities	2,717	3,102	1,224
Rent received in advance and tenant security deposits	5,911	18,652	13,522
Net cash provided by operating activities	234,130	188,747	110,814

Cash flows from investing activities
Purchases of investments in real estate	(150,090)	(287,585)	(240,509)
Proceeds from sale of real estate asset	23,500	—	—
Funding of draws for tenant improvements and construction	(373,878)	(374,541)	(289,517)
Funding of construction loan and other investments	(21,683)	(16,068)	—
Deposits in escrow for acquisitions	(250)	(625)	(200)
Purchases of short-term investments	(388,800)	(569,772)	(1,077,867)
Maturities of short-term investments	515,000	864,498	580,978
Net cash used in investing activities	(396,201)	(384,093)	(1,027,115)

Cash flows from financing activities
Issuance of common stock, net of offering costs	351,960	—	1,003,973
Gross proceeds from issuance of Notes due 2026	—	300,000	—
Payment of deferred financing costs from issuance of Notes due 2026	—	(6,855)	—
Payment of inducement and transaction costs relating to inducement of the Exchangeable Senior Notes	—	(1,696)	—
Dividends paid to common stockholders	(183,943)	(130,954)	(75,464)
Dividends paid to preferred stockholders	(1,352)	(1,352)	(1,352)
Taxes paid related to net share settlement of equity awards	(2,441)	(3,384)	(2,166)
Net cash provided by financing activities	164,224	155,759	924,991
Net increase (decrease) in cash, cash equivalents and restricted cash	2,153	(39,587)	8,690
Cash, cash equivalents and restricted cash, beginning of year	86,419	126,006	117,316
Cash, cash equivalents and restricted cash, end of year	$88,572	$86,419	$126,006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,247	$14,381	$5,391
Supplemental disclosure of non-cash investing and financing activities:
Accrual for draws for tenant improvements and construction funding	$29,376	$46,274	$36,500
Deposits applied for acquisitions	25	200	650
Accrual for common and preferred stock dividends declared	50,840	38,847	30,065
Exchange of Exchangeable Senior Notes for common stock	26,682	109,040	—
Operating lease liability for obtaining right of use asset	1,017	192	—

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

2. Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Basis of Presentation. The consolidated financial statements include all of the accounts of the Company, the Operating Partnership and all of our wholly owned subsidiaries, are presented in accordance with U.S. generally accepted accounting principles.

Variable Interest Entities. From time to time, the Company may acquire properties utilizing a reverse like-kind exchange under Section 1031 of the Internal Revenue Code (“Reverse 1031 Exchange”) in order to defer taxable gains on the subsequent sale of real estate properties. During the year ended December 31, 2022, the Company acquired four properties for a total purchase price of approximately $82.3 million, excluding transaction costs, as part of Reverse 1031 Exchanges. The acquired properties were in the possession of limited liability companies whose legal equity interests were owned by a qualified intermediary engaged to execute the Reverse 1031 Exchanges until the Reverse 1031 Exchanges were completed or terminated. The limited liability companies were deemed to be variable interest entities (“VIEs”) for which the Company was deemed to be the primary beneficiary as the Company had the ability to direct the activities of the entity that most significantly impact its economic performance and the Company had all of the risks and rewards of ownership. As such, the VIEs, including the acquired properties, were included in the Company’s consolidated financial statements as a consolidated VIE until legal title were transferred to the Company upon the completion of the Reverse 1031 Exchanges. All VIEs relating to the four Reverse 1031 Exchanges were terminated as of December 31, 2022 and legal title to the four properties was transferred to the Company.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates and assumptions. The most significant estimates and assumptions made include determination of lease accounting, fair value of acquisition of real estate properties and valuation of stock-based compensation.

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

The fair value of acquired in-place leases is derived based on our assessment of estimated lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amounts recorded for acquired in-place leases are reflected as in-place lease intangible assets, net on the consolidated balance sheets and are amortized on a straight-line basis as a component of depreciation and amortization expense over the remaining term of the applicable leases.

The fair value of the above-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) our estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease. The amount recorded for one above-market operating lease is included in other assets, net on the consolidated balance sheets and is amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable lease.

Sale of Real Estate. When real estate is sold, the carrying amount of the applicable asset is derecognized with a corresponding gain or loss from the sale recognized in our consolidated statements of income, pursuant to provisions of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.

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

Amounts capitalized are depreciated over estimated useful lives determined by management. We depreciate buildings and improvements and tenant improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the years ended December 31, 2022, 2021 and 2020, we recognized depreciation expense of approximately $60.5 million, $41.7 million and $28.0 million, respectively, which are included in depreciation and amortization expense in our consolidated statements of income. We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office over the shorter of the estimated useful lives or the remaining lease term.

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

We define redevelopment properties as existing properties for which we expect to spend significant development and construction costs that are not reimbursements to tenants for improvements at the properties. When existing properties are determined to be redevelopment properties, the net carrying value of the buildings and improvements and tenant improvements are transferred to construction in progress while the redevelopment activities are in process. Costs capitalized to construction in progress related to redevelopment properties are transferred to buildings and improvements and tenant improvements at historical cost of the properties as the redevelopment project or phases of projects are placed in service. During the year ended December 31, 2022, we reclassified the net carrying value of buildings and improvements and tenant improvements totaling approximately $54.1 million to construction in progress in connection with the default by Kings Garden Inc. (“Kings Garden”) and the related litigation (see Note 11 “Commitments and Contingencies — Litigation — Kings Garden Lawsuit”).

Provision for Impairment. On a quarterly basis, we review current activities and changes in the business conditions of all of our properties prior to and subsequent to the end of each quarter to determine the existence of any triggering events or impairment indicators requiring an impairment analysis. If triggering events or impairment indicators are identified, we review an estimate of the future undiscounted cash flows for the properties.

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the years ended December 31, 2022, 2021 and 2020.

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

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. As of December 31, 2022, we had funded approximately $18.0 million of the construction loan. Interest on the construction loan was payable at the initial maturity on December 25, 2022. In December 2022, the maturity date was extended to January 25, 2023 and subsequently to December 31, 2023. See Note 12 “Subsequent Events” for more information.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2022 and 2021, approximately $78.0 million and $72.0 million, respectively, were invested in short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

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

Exchangeable Notes. The liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, were previously required to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of our Exchangeable Senior Notes (as defined below) were allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the Exchangeable Senior Notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes as of the date of issuance based on our estimated nonexchangeable debt borrowing rate with the assistance of a third-party valuation specialist as we did not have a history of borrowing arrangements and there was limited empirical data available related to the Company’s industry due to the regulatory uncertainty of the cannabis market in which the Company’s tenants operate. The equity component of our Exchangeable Senior Notes was reflected within additional paid-in capital on our consolidated balance sheets, and the resulting debt discount was amortized over the period during which the Exchangeable Senior Notes were expected to be outstanding (through the maturity date) as additional non-cash interest expense.

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

Lease Accounting. We elected the practical expedient not to separate certain non-lease components from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately. We also elected the short-term lease exception for lessees for leases that are less than 12 months. As lessee, we recognized a liability to account for our future obligations and a corresponding right-of-use asset related to our corporate office lease. The lease liability was initially measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which was the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. In November 2021, we amended the lease to extend the term from April 2025 to January 2027 in connection with an expansion of the leased space which did not commence until February 2022. As a result of the lease amendment, we re-measured the lease liability relating to the existing lease space and measured the lease liability to the expansion space based on the present value of the respective future lease payments (excluding the extension option that we are not reasonably certain to exercise), discounted using the estimated incremental borrowing rate of 5.5%, which was the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the years ended December 31, 2022, 2021 and 2020, we recognized office lease expense of approximately $466,000, $231,000 and $229,000, respectively, which are included in general and administrative expense in our consolidated statements of income. For the years ended December 31, 2022, 2021 and 2020, amounts paid and classified as operating activities in our consolidated statements of cash flows for the office lease were approximately $402,000, $234,000 and $172,000, respectively.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Substantially all of our leases continued to be classified as operating leases and we continue to record revenue for each of our properties on a cash basis. Our tenant reimbursable revenue and property expenses continue to be presented on a gross basis as rental revenues and as property expenses, respectively, on our consolidated statements of income. Property taxes paid directly by the lessee to a third party continue to be excluded from our consolidated financial statements.

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

Concentration of Credit Risk. As of December 31, 2022, we owned 110 properties located in 19 states. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following tables set forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the years ended December 31, 2022, 2021 and 2020, including tenant reimbursements:

	For the Year Ended
	December 31, 2022
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	14%
SH Parent, Inc. ("Parallel")(1)	4	10%
Ascend Wellness Holdings, Inc. ("Ascend")	4	9%
Green Thumb Industries, Inc. ("Green Thumb")	3	7%
Trulieve Cannabis Corp. ("Trulieve")	6	7%

	For the Year Ended
	December 31, 2021
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	5	12%
Parallel(1)	4	10%
Ascend	3	9%
Cresco Labs Inc. ("Cresco")	5	8%
Kings Garden(2)	5	8%

	For the Year Ended
	December 31, 2020
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	5	18%
Ascend	3	10%
Cresco	5	10%
Curaleaf Holdings, Inc. ("Curaleaf")	4	7%
Holistic Industries Inc. ("Holistic")	4	6%
(1)	Commencing in November 2022, Parallel defaulted on its obligations to pay rent at one of our Pennsylvania properties. See Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information.
(2)In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties it leases with us, and pursuant to a confidential, conditional settlement agreement executed on September 11, 2022 between us and Kings Garden, we terminated the leases for two properties that were in development or redevelopment as of December 31, 2022 and regained possession of those properties. We have recovered approximately $15.4 million of funds paid to Kings Garden. See Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information.

At December 31, 2022 and 2021, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2022, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of December 31, 2022, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 27,972,830 shares of common stock issued and outstanding.

In April 2022, we issued 1,815,790 shares of common stock in an underwritten public offering, including the exercise in full of the underwriters’ option to purchase an additional 236,842 shares, resulting in net proceeds of approximately $330.9 million.

During the year ended December 31, 2022, we sold 117,023 shares of our common stock pursuant to an “at-the-market” offering program (the “Prior ATM Program”) for net proceeds of approximately $21.1 million.

During the year ended December 31, 2022, we issued 413,166 shares of our common stock upon exchange by holders of approximately $26.9 million of outstanding principal amount of our Exchangeable Senior Notes.

In January 2023, we terminated the Prior ATM Program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program, or ATM Program, up to $500.0 million in shares of our common stock. As of February 28, 2023, we had not sold any shares of common stock under the ATM Program.

4. Preferred Stock

As of December 31, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the years ended December 31, 2022, 2021 and 2020:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 13, 2020	Common stock	$1.00	January 1, 2020 to March 31, 2020	April 15, 2020	$17,070
March 13, 2020	Series A preferred stock	$0.5625	January 15, 2020 to April 14, 2020	April 15, 2020	$338
June 15, 2020	Common stock	$1.06	April 1, 2020 to June 30, 2020	July 15, 2020	$19,770
June 15, 2020	Series A preferred stock	$0.5625	April 15, 2020 to July 14, 2020	July 15, 2020	$338
September 15, 2020	Common stock	$1.17	July 1, 2020 to September 30, 2020	October 15, 2020	$25,987
September 15, 2020	Series A preferred stock	$0.5625	July 15, 2020 to October 14, 2020	October 15, 2020	$338
December 14, 2020	Common stock	$1.24	October 1, 2020 to December 31, 2020	January 15, 2021	$29,727
December 14, 2020	Series A preferred stock	$0.5625	October 15, 2020 to January 14, 2021	January 15, 2021	$338
March 15, 2021	Common stock	$1.32	January 1, 2021 to March 31, 2021	April 15, 2021	$31,660
March 15, 2021	Series A preferred stock	$0.5625	January 15, 2021 to April 14, 2021	April 15, 2021	$338
June 15, 2021	Common stock	$1.40	April 1, 2021 to June 30, 2021	July 15, 2021	$33,584
June 15, 2021	Series A preferred stock	$0.5625	April 15, 2021 to July 14, 2021	July 15, 2021	$338
September 15, 2021	Common stock	$1.50	July 1, 2021 to September 30, 2021	October 15, 2021	$35,983
September 15, 2021	Series A preferred stock	$0.5625	July 15, 2021 to October 14, 2021	October 15, 2021	$338
December 15, 2021	Common stock	$1.50	October 1, 2021 to December 31, 2021	January 14, 2022	$38,509
December 15, 2021	Series A preferred stock	$0.5625	October 15, 2021 to January 14, 2022	January 14, 2022	$338
March 14, 2022	Common stock	$1.75	January 1, 2022 to March 31, 2022	April 14, 2022	$45,830
March 14, 2022	Series A preferred stock	$0.5625	January 15, 2022 to April 14, 2022	April 14, 2022	$338
June 15, 2022	Common stock	$1.75	April 1, 2022 to June 30, 2022	July 15, 2022	$49,101
June 15, 2022	Series A preferred stock	$0.5625	April 15, 2022 to July 14, 2022	July 15, 2022	$338
September 15, 2022	Common stock	$1.80	July 1, 2022 to September 30, 2022	October 14, 2022	$50,503
September 15, 2022	Series A preferred stock	$0.5625	July 15, 2022 to October 14, 2022	October 14, 2022	$338
December 15, 2022	Common stock	$1.80	October 1, 2022 to December 31, 2022	January 13, 2023	$50,502
December 15, 2022	Series A preferred stock	$0.5625	October 15, 2022 to January 14, 2023	January 13, 2023	$338

6. Investments in Real Estate

Acquisitions

The Company made the following acquisitions during the year ended December 31, 2022 (dollars in thousands):

			Rentable	Initial
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Everett Street	Massachusetts	January 28, 2022	57,000	$16,000	$20	$16,020	(2)
Munsonhurst Road	New Jersey	February 10, 2022	114,000	35,400	8	35,408	(3)
South 17th Street	Pennsylvania	March 23, 2022	3,000	2,750	68	2,818
Perez Road	California	March 25, 2022	23,000	8,158	11	8,169	(4)
Western Maryland Parkway	Maryland	April 13, 2022	84,000	25,000	290	25,290
East Cherry Street	Arizona	April 27, 2022	17,000	5,238	11	5,249
Mozzone Boulevard	Massachusetts	May 16, 2022	104,000	40,000	32	40,032
FM 969	Texas	June 14, 2022	85,000	12,040	25	12,065	(5)
Worcester Road	Massachusetts	September 1, 2022	104,000	21,500	25	21,525	(6)
Total			591,000	$166,086	$490	$166,576	(7)
(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The acquisition of the property did not satisfy the requirements for sale-leaseback accounting and therefore, the transaction is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.
(3)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to $4.6 million.
(4)	The purchase price includes $1.8 million holdback held in an escrow account, which is subject to distribution to the seller upon seller’s completion of certain improvements at the property. As of December 31, 2022, we have distributed approximately $1.4 million of the holdback. The remaining approximately $400,000 is included in restricted cash on our consolidated balance sheet.
(5)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to approximately $10.0 million. The purchase price includes approximately $908,000 attributable to the property which did not satisfy the requirements for sale-leaseback accounting; therefore, this amount is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.
(6)	The purchase price includes approximately $1.0 million held in an escrow account, which is subject to distribution to the seller upon seller’s completion of certain improvements at the property and is included in restricted cash on our consolidated balance sheet.
(7)	Approximately $16.9 million of financing note receivables were included in other assets; $2.8 million was included in restricted cash; approximately $14.5 million was allocated to land; approximately $131.5 million was allocated to building and improvements; and approximately $798,000 was allocated to in-place leases.

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31, 2022	December 31, 2021
In-place lease intangible assets	$9,979	$9,181
Accumulated amortization	(874)	(33)
In-place lease intangible assets, net	$9,105	$9,148

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our consolidated statements of income was approximately $841,000 and $33,000 for the years ended December 31, 2022 and 2021, respectively. The remaining weighted-average amortization period of the value of acquired in-place leases was approximately 10.6 years, and the estimated annual amortization of the value of the acquired in-place leases as of December 31, 2022 is as follows (in thousands):

Year	Amount
2023	$860
2024	860
2025	860
2026	860
2027	860
Thereafter	4,805
Total	$9,105

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our consolidated balance sheets as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31, 2022	December 31, 2021
Above-market lease	$1,054	$1,054
Accumulated amortization	(95)	(4)
Above-market lease, net	$959	$1,050

The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of approximately 10.3 years. For the years ended December 31, 2022 and 2021, the amortization of the above-market lease was approximately $91,000 and $4,000, respectively.

Additional Improvement Allowances

In February 2022, we amended our lease with Green Peak Industries, Inc. (“Green Peak”) at one of our Michigan properties, increasing the improvement allowance under the lease by $18.0 million to a total of approximately $47.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In March 2022, we amended our lease with Holistic at one of our Michigan properties, increasing the improvement allowance under the lease by $3.5 million to a total of $22.3 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

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

In June 2022, we amended our lease with a subsidiary of Curaleaf at one of our Illinois properties, increasing the improvement allowance under the lease by approximately $10.9 million to a total of $29.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

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

In October 2022, we amended our lease with Holistic at one of our Massachusetts properties, increasing the improvement allowance under the lease by $2.0 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In November 2022, we amended our lease with a subsidiary of 4Front Ventures Corp. (“4Front”) at one of our Illinois properties, increasing the improvement allowance under the lease by $19.9 million, which resulted in a corresponding adjustment to the base rent for the lease at the property.

In November 2022, we amended our lease with Gold Flora, LLC at one of our California properties, increasing the improvement allowance under the lease by $3.5 million, which resulted in a corresponding adjustment to the base rent for the lease at the property.

Including all of our properties, during the year ended December 31, 2022, we capitalized costs of approximately $355.6 million and funded approximately $373.9 million relating to improvements and construction activities at our properties.

Future contractual minimum rent (including base rent and property management fees) under the operating leases as of December 31, 2022 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2023	$287,050
2024	296,006
2025	304,794
2026	313,877
2027	323,234
Thereafter	4,147,777
Total	$5,672,738

Property Disposition

In November 2022, we sold one of our Pennsylvania properties that was leased to a subsidiary of Maitri Holdings, LLC for $23.5 million, excluding transaction costs, and recognized a gain on sale of the property of approximately $3.6 million.

7. Debt

Exchangeable Senior Notes

As of December 31, 2022 and 2021, our Operating Partnership had outstanding approximately $6.4 million and $33.4 million, respectively, principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at December 31, 2022 was 16.10097 shares of our common stock per $1,000 principal amount of the Exchangeable Senior Notes and the exchange price at December 31, 2022 was approximately $62.11 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. At December 31, 2022, the if-exchanged value of the Exchangeable Senior Notes exceeded the principal amount by approximately $4.1 million.

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

During the year ended December 31, 2022, we issued 413,166 shares of our common stock upon exchanges by holders of approximately $26.9 million of outstanding principal amount of our Exchangeable Senior Notes. For the year ended December 31, 2022, we recognized a loss on the exchange totaling approximately $125,000 resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a non-cash increase to our additional paid-in capital account of approximately $26.7 million for the year ended December 31, 2022.

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

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Cash coupon	$452	$5,380	$5,391
Amortization of debt discount	—	1,146	1,093
Amortization of issuance cost	94	991	947
Total interest expense	$546	$7,517	$7,431

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	December 31, 2022	December 31, 2021
Principal amount	$6,436	$33,373
Unamortized discount	—	(612)
Unamortized issuance cost	(56)	(529)
Carrying value	$6,380	$32,232

Accrued interest payable for the Exchangeable Senior Notes was approximately $70,000 and $365,000 as of December 31, 2022 and 2021, respectively, and is included in accounts payable and accrued expenses on our consolidated balance sheets.

Notes due 2026

On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. However, the Notes due 2026 are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes due 2026 will pay interest semiannually at a rate of 5.50% per year beginning on November 15, 2021, until the stated maturity date of May 25, 2026. The terms of the

Notes due 2026 are governed by an indenture, dated May 25, 2021, among the Operating Partnership, as issuer, the Company and the Operating Partnership’s subsidiaries, as guarantors, TMI Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC). The terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In connection with the issuance of the Notes due 2026, we recorded approximately $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026.

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Year Ended December 31,
	2022	2021
Cash coupon	$16,500	$9,854
Amortization of issuance cost	1,255	715
Total interest expense	$17,755	$10,569

The following table details the carrying value of our Notes due 2026 (in thousands):

	December 31, 2022	December 31, 2021
Principal amount	$300,000	$300,000
Unamortized issuance cost	(4,885)	(6,140)
Carrying value	$295,115	$293,860

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of December 31, 2022.

Accrued interest payable for the Notes due 2026 as of December 31, 2022 and 2021 was approximately $2.1 million and is included in accounts payable and accrued expenses on our consolidated balance sheets.

The following table summarizes the principal payments on our outstanding indebtedness as of December 31, 2022 (in thousands):

Payments Due
by Year	Amount
2023	$—
2024	6,436
2025	—
2026	300,000
2027	—
Thereafter	—
Total	$306,436

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

Through December 31, 2022, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share. As a result, distributions to participating securities have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 202,076 shares and 2,180,550 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the years ended December 31, 2022 and 2021, respectively, and were included in the computation of diluted earnings per share. The 2,158,837 potentially issuable shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were anti-dilutive for the year ended December 31, 2020 and were excluded from the computation of diluted earnings per share.

For the year ended December 31, 2022, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for the vesting of the PSUs were not met as measured as of December 31, 2022. For the year ended December 31, 2021, 81,414 shares issuable upon vesting of PSUs granted to certain employees in January 2021 were included in dilutive securities, as the performance thresholds for vesting of these PSUs were met as measured as of December 31, 2021 (see Note 10 for further discussion of the PSUs).

Computations of net income per basic and diluted share were as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2022	2021	2020
Net income	$154,386	$113,990	$65,730
Preferred stock dividends	(1,352)	(1,352)	(1,352)
Distribution to participating securities	(834)	(557)	(509)
Net income attributable to common stockholders used to compute net income per share - basic	152,200	112,081	63,869
Dilutive effect of Exchangeable Senior Notes	546	7,517	—
Net income attributable to common stockholders used to compute net income per share - diluted	$152,746	$119,598	$63,869

Weighted-average common shares outstanding:
Basic	27,345,047	23,903,017	19,443,602
Restricted stock and RSUs	116,046	96,174	114,017
PSUs	—	81,414	—
Dilutive effect of Exchangeable Senior Notes	202,076	2,180,550	—
Diluted	27,663,169	26,261,155	19,557,619
Net income attributable to common stockholders per share:
Basic	$5.57	$4.69	$3.28
Diluted	$5.52	$4.55	$3.27

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

Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.

The following table presents the carrying value and approximate fair value of financial instruments at December 31, 2022 and 2021 (in thousands):

	At December 31, 2022		At December 31, 2021

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$200,935	$200,715	$324,889	$324,772
Exchangeable Senior Notes(2)	$6,380	$10,282	$32,232	$134,270
Notes due 2026(2)	$295,115	$264,234	$293,860	$318,486
(1)	Investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market.

As of December 31, 2022 and 2021, cash equivalent instruments consisted of approximately $78.0 million and $72.0 million, respectively, in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their fair values due to the short-term maturities and market rates of interest of these instruments.

The carrying amounts of financial instruments such as cash equivalents invested in certificates of deposit, obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to three months, construction loan receivable, accounts payable, accrued expenses and other liabilities approximate fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the years ended December 31, 2022, 2021 and 2020 is included in the table below:

		Weighted-
	Restricted	Average Grant Date
	Shares	Fair Value
Nonvested balance at December 31, 2019	139,546	$37.03
Granted	17,057	$75.96
Vested	(51,705)	$40.07
Forfeited(1)	(28,552)	$19.72
Nonvested balance at December 31, 2020	76,346	$50.14
Granted	9,679	$187.74
Vested	(29,955)	$52.31
Forfeited(1)	(18,303)	$31.99
Nonvested balance at December 31, 2021	37,767	$92.49
Granted	24,456	$205.62
Vested	(18,051)	$91.57
Forfeited(1)	(10,146)	$69.74
Nonvested balance at December 31, 2022	34,026	$181.08
(1)	All of these shares were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $3.6 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 1.8 years as of December 31, 2022. The fair value of restricted stock that vested in 2022, 2021 and 2020 was approximately $6.9 million, $8.8 million and $6.0 million, respectively.

The following table summarizes our RSU activity for the years ended December 31, 2022, 2021 and 2020. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-
	Unvested	Average Grant Date
	RSUs	Fair Value
Balance at December 31, 2019	—	$—
Granted	36,687	$76.06
Balance at December 31, 2020	36,687	$76.06
Granted	23,639	$188.80
Balance at December 31, 2021	60,326	$120.24
Granted	23,351	$206.45
Balance at December 31, 2022	83,677	$144.30

The remaining unrecognized compensation cost of approximately $4.5 million for RSU awards is expected to be recognized over an amortization period of approximately 1.7 years as of December 31, 2022.

In January 2021, we initiated the PSU program and issued 70,795 “target” PSUs to a select group of officers, which vest and are settled in shares of common stock (“Award Shares”) based on the Company’s total stockholder return over a period commencing on January 11, 2021 and ending on December 31, 2023 (the “Performance Period”) relative to two different comparator groups of companies. In January 2022, we issued 102,641 “target” PSUs to a select group of officers, which vest and are settled in shares of common stock (referred to herein together with the 2021 PSU Award Shares as the “Award Shares”) based on the Company’s total stockholder return over a period commencing on January

11, 2022 and ending on December 31, 2024 (referred to herein together with the 2021 PSU Performance Period as the “Performance Periods”) relative to two different comparator groups of companies.

At the end of the applicable Performance Periods, a recipient of PSUs may receive as few as zero Award Shares or as many as 150% of the number of target PSUs in Award Shares, plus deemed dividends. PSUs will also be reduced as necessary so the total value at the vesting date does not exceed 800% of the grant date PSU price, and if the Company’s absolute total stockholder return during the applicable Performance Period is negative, the payout of Award Shares is capped at the target number of PSUs, notwithstanding the Company’s outperformance of comparator groups. No dividends are paid to the recipient during the applicable Performance Periods. At the end of the applicable Performance Periods, if the Company’s total stockholder return is such that the recipient earns Award Shares, the recipient will receive additional shares of common stock relating to dividends deemed to have been paid and reinvested on the Award Shares. The recipient of the Award Shares may not sell, transfer or otherwise dispose of the Award Shares for a one-year period following the vesting date of the Award Shares.

The grant date fair value of the PSUs granted in January 2021 and January 2022 was $12.0 million and $20.0 million, respectively. The fair value was calculated using a Monte Carlo simulation pricing model based on the following assumptions:

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

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable Performance Periods. For the years ended December 31, 2022 and 2021, we recognized stock-based compensation expense of approximately $10.7 million and $4.0 million, respectively, relating to the PSU awards. As of December 31, 2022, the remaining unrecognized compensation cost of approximately $17.3 million relating to PSU awards is expected to be recognized over the remaining Performance Period of approximately 1.8 years.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our consolidated balance sheet as of December 31, 2022 is presented in the table below (in thousands):

Year	Amount
2023	$496
2024	511
2025	526
2026	543
2027	45
Total future contractual lease payments	2,121
Effect of discounting	(245)
Office lease liability	$1,876

Improvement Allowances. As of December 31, 2022, we had approximately $96.6 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Loan. As of December 31, 2022, we had approximately $479,000 of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California. See Note 12 “Subsequent Events” for more information.

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

On September 29, 2022, an Amended Class Action complaint was filed under the same Case Number, adding as defendants Alan D. Gold, Tracie J. Hager, and Benjamin C. Regin, and asserting causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. On December 1, 2022, defendants moved to dismiss the Amended Class Action Complaint. On January 25, 2023, plaintiff responded to defendants’ motion to dismiss the Amended Class Action Complaint. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

Derivative Action Lawsuit

On July 26, 2022, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., and was filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against the directors and certain officers of the Company.  The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On September 6, 2022, the defendants in this action filed a Consent Motion to Stay the Proceedings, which was granted on October 11, 2022. On September 28, 2022, a second derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Karen Drover, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, Defendants, and Innovative Industrial Properties Inc., Nominal Defendant, Case Number 24-C-22-004243, and filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, and seeks actions to reform and improve the Company, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On October 19, 2022, the parties to both cases filed a Joint Motion to Consolidate Related Shareholder Derivative Actions and to Appoint Lead and Liaison Counsel for plaintiffs, which was granted on December 16, 2022, along with a stay in the lawsuit pending a ruling on the defendants’ motion to dismiss the federal class action lawsuit described above. The Company intends to vigorously defend these consolidated lawsuits. However, at this time, the Company cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

Kings Garden Lawsuit

In July 2022, one of our tenants, Kings Garden Inc., defaulted on its obligations to pay base rent and property management fees under each of its six leases with our indirect, wholly owned subsidiary, IIP-CA 2 LP, and defaulted on its obligations to reimburse us for certain insurance premiums at the properties incurred by us that are payable by Kings Garden as operating expenses under such leases. For the year ended December 31, 2022, Kings Garden’s monetary defaults under its leases with us were approximately $7.3 million in the aggregate, consisting of approximately $6.6 million of contractual base rents and property management fees and approximately $671,000 of insurance premiums and property taxes, but excluding applicable late charges and default interest. Of that total monetary default, approximately $4.5 million pertained to the 19th Avenue lease, which includes both an operational building and construction in progress. We applied a portion of the security deposits under the leases, totaling approximately $2.7 million, as payments for these amounts.

On July 25, 2022, IIP-CA 2 LP filed a lawsuit against Kings Garden. The case was named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation, and JM Endeavors, Inc., a California corporation, and was filed in the Superior Court of the State of California. The lawsuit asserts claims for breach of contract, declaratory relief, and injunctive relief. On August 2, 2022, the case was amended to be named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation,  JM Endeavors, Inc., a California corporation, Michael King, an individual, Gary LaSalle, an individual, Charles Kieley, an individual, and Laurie Kibby, an individual, and to include claims relating to construction at the expansion project and the property that was under redevelopment as of June 30, 2022 for breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conversion, theft by false pretenses, money had and received, and violations of the Racketeer Influenced and Corrupt Organization Act (18 U.S.C. Section 1962(c)). The amount related to these project costs reported in construction in progress as of December 31, 2022 was approximately $33.2 million. The amount related to these project costs reported in buildings and improvements and tenant improvements was approximately $11.5 million in the aggregate as of December 31, 2021.

On September 11, 2022, the parties to the lawsuit entered into a confidential, conditional settlement agreement pertaining to matters related to the lawsuit. Pursuant to the conditional settlement agreement, as of December 31, 2022, the Company received a total of $15.4 million in partial settlement payments from Kings Garden, which was accounted for as a reduction to construction in progress on our consolidated balance sheets. Of the six properties previously leased to Kings Garden, four were operational, with an expansion project at one of those properties, and the other two properties were in development or redevelopment as of December 31, 2022. In connection with the conditional settlement agreement, the Company terminated leases and regained possession of the two properties that were in development or redevelopment as of December 31, 2022.

Out of the amounts included in construction in progress at December 31, 2022, we are in the process of investigating additional costs paid of approximately $9.8 million to determine whether these are potential overpayments. Although there is at least a reasonable possibility that a loss may have been incurred in connection with the default by Kings Garden and the related construction projects, as of December 31, 2022, we are unable to make such an estimate.

On February 14, 2023, Kings Garden filed an Arbitration Demand related to the interpretation of the confidential, conditional settlement agreement between the parties that concerns certain terms governing (along with the relevant lease) the assignment of one of the Kings Garden leases.

Parallel Pennsylvania Litigation

Subsequent to December 31, 2022, on February 6, 2023, IIP-PA 8 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Goodblend Pennsylvania LLC, as tenant, and Parallel, as guarantor, in the Court of Common Pleas of Allegheny County, Pennsylvania, regarding the lease and related guaranty for one of the Company’s properties located in Pennsylvania. The lawsuit asserts claims for breach of contract by the tenant and guarantor and possession.

Parallel Texas Litigation

Subsequent to December 31, 2022, on February 11, 2023, a subsidiary of Parallel defaulted on its obligations to pay rent under the lease at one of our properties in Texas that is under development. On February 23, 2023, IIP-TX 1 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Surterra San Marcos, LLC, as tenant, in the Justice Court of Hays County, Texas, regarding the lease, asserting claim for possession.

Green Peak Michigan Litigation

Subsequent to December 31, 2022, on February 2, 2023, IIP-MI 1 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Green Peak, as tenant, in 56-A District Court of the State of Michigan, regarding the lease for one of the Company’s properties located in Michigan, asserting claim for possession. On February 22, 2023, IIP-MI 1 LLC filed a subsequent lawsuit against Green Peak and Tropics LP (“SAF”) in the 56th Circuit Court of the State of Michigan, regarding the same lease, asserting claims against Green Peak for breach of contract, unjust enrichment, and innocent misrepresentation, against SAF for tortious interference with contract, and against both Green Peak and SAF for civil conspiracy.

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

12. Subsequent Events

ATM Program

In January 2023, we terminated the Prior ATM Program and entered into new equity distribution agreements for the ATM Program, pursuant to which we may offer and sell from time to time up to $500.0 million of shares of our common stock. As of February 28, 2023, we had not issued any shares of common stock under this ATM Program.

Acquisition

In February 2023, we acquired a 58,000 square foot operational cannabis cultivation facility in Pennsylvania for $15.0 million (excluding transaction costs) and executed a lease with a subsidiary of TILT Holdings Inc. for the entire property.

Lease Amendments

In February 2023, we amended our lease with a subsidiary of Ascend at one of our New Jersey properties, increasing the improvement allowance under the lease by $15.0 million to a total of approximately $19.6 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In February 2023, we amended our lease and development agreement with PharmaCann at one of our New York properties, increasing the construction fund by $15.0 million to a total of approximately $93.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In February 2023, we amended our lease with a subsidiary of Goodness Growth Holdings Inc. at one of our New York properties, increasing the improvement allowance under the lease by $4.0 million to a total of approximately $53.4 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In January 2023, we entered into lease amendments with Holistic at our properties located in California, Maryland, Massachusetts, Michigan and Pennsylvania, which (1) included cross-default provisions applicable to each lease; (2) extended the term of each lease; and (3) provided that 100% of the base rent shall be applied from the security deposits held by us for (a) the nine months ending September 30, 2023 with respect to the Michigan property and (b) the eight months ending September 30, 2023 with respect to the California property, with pro rata monthly payback of the security deposits over the twelve month period starting January 2024.

In January 2023, we executed a lease amendment with Calyx Peak, Inc. at our Missouri property, which (1) extended the term of the lease; and (2) provided for 100% base rent deferral through March 31, 2023, with pro rata monthly payback of the deferred rent over the twelve month period starting April 2023.

Construction Loan Amendment

In February 2023, we amended the construction loan for the development of a regulated cannabis cultivation and processing facility in California, for which we are the lender, to provide for, among other things: (1) the additional capital commitment of the borrower into the project of $1.0 million; (2) our agreement to fund an additional $4.5 million into the project; (3) an increase in the interest rate commencing effective April 1, 2023; (4) an extension of the loan term to December 31, 2023; and (5) the provision of additional collateral from the borrower for the loan. Interest on the loan continues to accrue through March 31, 2023 with monthly payment of interest commencing April 1, 2023.

Pending Disposition

In February 2023, we executed definitive agreements to sell the portfolio of properties in California leased to affiliates of Medical Investor Holdings, LLC (“Vertical”) for $16.2 million (excluding transaction costs) with a secured loan for that amount with the buyer of the property. The transaction is subject to continued diligence and customary closing conditions, and there can be no assurance that the transaction will be completed on the terms described above, or at all.

Lease Defaults

In January 2023, we delivered notices of default to Parallel for defaulting on its obligations to pay rent at one of our properties in Pennsylvania, and to Green Peak for defaulting on its obligations to pay rent at one our properties in Michigan. In February 2023, we delivered a notice of default to Parallel for defaulting on its obligations to pay rent at one of our Texas properties. See Note 11 “Commitments and Contingencies — Litigation” for more information.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2022

(In thousands)

				Initial Costs			Total Costs
						Costs
						Capitalized
			Year		Building and	Subsequent to		Building and		Accumulated	Net Cost
Property	Property Type(1)	State	Built/Renovated	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Basis	Year Acquired
East Cherry Street	Industrial	Arizona	1971 / 2016	$723	$3,995	$—	$723	$3,995	$4,718	$(70)	$4,648	2022
West Greenhouse Drive	Industrial	Arizona	1995 / 2017	398	14,629	5,003	398	19,632	20,030	(3,544)	16,486	2017
64125 19th Avenue	Industrial	California	2019/ (2)	5,930	45,081	11,509	5,930	56,590	62,520	(1,648)	60,872	2021
McLane Street	Industrial	California	2005 / 2019	1,577	15,935	—	1,577	15,935	17,512	(1,050)	16,462	2020
63795 19th Avenue	Industrial	California	2004 / 2021	2,177	12,852	—	2,177	12,852	15,029	(1,479)	13,550	2019
North Anza Road	Industrial	California	1980 / 2017	916	5,406	—	916	5,406	6,322	(622)	5,700	2019
North Anza Road & Del Sol Road	Industrial	California	1980 / 2017	840	4,959	—	840	4,959	5,799	(571)	5,228	2019
1804 Needles Highway	Industrial	California	1964 / 2019	174	715	—	174	715	889	(65)	824	2019
West Broadway	Industrial	California	1976 / 2019	289	1,185	—	289	1,185	1,474	(108)	1,366	2019
3253 Needles Highway	Industrial	California	2018 / 2019	949	3,900	—	949	3,900	4,849	(354)	4,495	2019
3241 & 3247 Needles Highway	Industrial	California	2020 / 2020	1,981	8,138	—	1,981	8,138	10,119	(739)	9,380	2019
Sacramento	Industrial	California	1990 / 2019	1,376	5,321	6,033	1,376	11,354	12,730	(1,335)	11,395	2019
Steele Street	Industrial	Colorado	1967 / 1978 / 2018	2,101	9,176	—	2,101	9,176	11,277	(1,305)	9,972	2018
Washington Street	Industrial	Colorado	1975 / 2017	4,309	4,988	—	4,309	4,988	9,297	(140)	9,157	2021
West Barberry Place	Industrial	Colorado	1971 / 2012	389	2,478	—	389	2,478	2,867	(66)	2,801	2021
Hamilton Road	Industrial	Florida	1982 / 2021	2,186	17,371	—	2,186	17,371	19,557	(993)	18,564	2020
West Lake Drive	Industrial	Florida	2014 / 2021	1,071	34,249	52,343	1,071	86,592	87,663	(5,541)	82,122	2020
NW Highway 441	Industrial	Florida	1981 / 2021	752	23,064	17,782	752	40,846	41,598	(2,046)	39,552	2021
Ben Bostic Road	Industrial	Florida	2019 / 2020	274	16,729	—	274	16,729	17,003	(1,688)	15,315	2019
East Mazon Avenue	Industrial	Illinois	1992 / 2020	201	17,807	10,008	201	27,815	28,016	(3,065)	24,951	2019
Revolution Road	Industrial	Illinois	2015 / 2020	563	18,457	51,539	563	69,996	70,559	(6,996)	63,563	2018
East 4th Street	Industrial	Illinois	2015 / 2020	739	8,284	40,997	739	49,281	50,020	(4,139)	45,881	2020
Industrial Drive	Industrial	Illinois	1984 / 2020	350	10,191	29,446	350	39,637	39,987	(3,716)	36,271	2019
S US Highway 45 52	Industrial	Illinois	2015 / 2019	268	11,840	13,286	268	25,126	25,394	(2,748)	22,646	2019
Centerpoint Way	Industrial	Illinois	2016 / 2019	2,947	17,761	248	2,947	18,009	20,956	(1,812)	19,144	2019
Adams Street	Industrial	Illinois	(2)	3,366	—	43,036	3,366	43,036	46,402	(694)	45,708	2021
South Street	Industrial	Maryland	1980 / 2021	1,861	14,775	12,734	1,861	27,509	29,370	(1,181)	28,189	2021
Alaking Court	Industrial	Maryland	2017 / 2017	2,785	8,410	22,765	2,785	31,175	33,960	(4,417)	29,543	2017
Western Maryland Parkway	Industrial	Maryland	1996 / 2021	1,849	23,441	—	1,849	23,441	25,290	(415)	24,875	2022
Hopping Brook Road	Industrial	Massachusetts	2020 / 2020	3,030	—	27,512	3,030	27,512	30,542	(2,530)	28,012	2018
Chestnut Hill Avenue	Industrial	Massachusetts	1938 / 2021	2,202	24,568	36,965	2,202	61,533	63,735	(3,959)	59,776	2020
Worcester Road	Industrial	Massachusetts	1973 / 2022	4,063	16,462	—	4,063	16,462	20,525	(120)	20,405	2022
Canal Street/7 North Bridge Street	Industrial	Massachusetts	1890 / 2021	694	2,831	40,035	694	42,866	43,560	(5,166)	38,394	2019
Palmer Road	Industrial	Massachusetts	1980 / 2018	1,059	11,717	6,973	1,059	18,690	19,749	(1,936)	17,813	2018
East Main Street	Industrial	Massachusetts	1991 / 2019	2,316	13,194	—	2,316	13,194	15,510	(762)	14,748	2020
Curran Highway	Industrial	Massachusetts	1978 / 2021	2,082	1,026	23,662	2,082	24,688	26,770	(722)	26,048	2021
Hoover Road	Industrial	Michigan	1940 / 2020 / 2021	1,237	17,791	64,484	1,237	82,275	83,512	(5,637)	77,875	2019
East Hazel Street	Industrial	Michigan	1929 / 2021	409	4,360	19,297	409	23,657	24,066	(1,897)	22,169	2019
Oliver Drive	Industrial	Michigan	1930 / 1972 / 2021	1,385	3,631	26,755	1,385	30,386	31,771	(2,016)	29,755	2020
Davis Highway	Industrial	Michigan	1999 / (2)	1,907	13,647	39,573	1,907	53,220	55,127	(1,336)	53,791	2021
Harvest Park	Industrial	Michigan	2018 / 2021	1,933	3,559	10,301	1,933	13,860	15,793	(2,072)	13,721	2018
Executive Drive	Industrial	Michigan	1960 / 2020	389	6,489	3,139	389	9,628	10,017	(1,131)	8,886	2019

				Initial Costs			Total Costs
						Costs
						Capitalized
			Year		Building and	Subsequent to		Building and		Accumulated	Net Cost
Property	Property Type(1)	State	Built/Renovated	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Basis	Year Acquired
77th Street Northeast	Industrial	Minnesota	2015 / 2017 / 2019	427	2,644	6,618	427	9,262	9,689	(1,366)	8,323	2017
Industrial Drive	Industrial	Missouri	2022	753	787	26,708	753	27,495	28,248	(712)	27,536	2021
East Cheyenne Avenue	Industrial	Nevada	1984 / 2020	1,088	2,768	5,771	1,088	8,539	9,627	(1,034)	8,593	2019
Munsonhurst Road	Industrial	New Jersey	1956 / 2022	4,987	30,421	4,616	4,987	35,037	40,024	(964)	39,060	2022
South Route 73	Industrial	New Jersey	1995 / 2020	702	4,857	29,511	702	34,368	35,070	(3,162)	31,908	2020
North West Blvd	Industrial	New Jersey	1962 / 2020	222	10,046	1,580	222	11,626	11,848	(868)	10,980	2020
Hudson Crossing Drive	Industrial	New York	2016 / (2)	7,600	22,475	57,723	7,600	80,198	87,798	(4,582)	83,216	2016
County Route 117	Industrial	New York	1970 / (2)	1,593	3,157	51,124	1,593	54,281	55,874	(2,314)	53,560	2017
98th Ave South	Industrial	North Dakota	2018 / 2020	191	9,743	2,271	191	12,014	12,205	(1,204)	11,001	2019
Hunts Landing Road	Industrial	Ohio	2019 / 2019	712	—	19,310	712	19,310	20,022	(1,661)	18,361	2019
Jason Street	Industrial	Ohio	1937 / 2020	239	2,688	29,250	239	31,938	32,177	(2,163)	30,014	2020
Springs Way	Industrial	Ohio	2018 / 2020	235	10,377	2,949	235	13,326	13,561	(1,038)	12,523	2020
East Tallmadge Ave.	Industrial	Ohio	1954 / 1986 / 2020	22	1,014	2,501	22	3,515	3,537	(506)	3,031	2019
Scott Technology Park	Industrial	Pennsylvania	2020 / 2020	954	—	27,070	954	27,070	28,024	(1,720)	26,304	2019
New Beaver Avenue	Industrial	Pennsylvania	1976 / 2021	6,979	34,781	25,893	6,979	60,674	67,653	(2,944)	64,709	2021
East Market Street	Industrial	Pennsylvania	1927 / 2017	1,435	19,098	74,306	1,435	93,404	94,839	(6,610)	88,229	2019
Wayne Avenue	Industrial	Pennsylvania	1980 / (2)	1,228	13,080	37,595	1,228	50,675	51,903	(3,798)	48,105	2019
Horton Drive	Industrial	Pennsylvania	1988 / 2020	1,353	11,854	29,741	1,353	41,595	42,948	(2,872)	40,076	2019
Industrial Street	Industrial	Pennsylvania	1930 / 2020	941	7,941	15,967	941	23,908	24,849	(1,623)	23,226	2020
Rosanna Avenue	Industrial	Pennsylvania	1959 / 2020	3,540	5,603	36,671	3,540	42,274	45,814	(3,625)	42,189	2018
FM 969	Industrial	Texas	(2)	—	11,157	4,542	—	15,699	15,699	(212)	15,487	2022
Decatur Street	Industrial	Virginia	2019 / 2020	231	11,582	7,936	231	19,518	19,749	(2,402)	17,347	2020
Lathrop Industrial Drive SW	Industrial	Washington	1997 / 2015	1,826	15,684	—	1,826	15,684	17,510	(1,009)	16,501	2020
East Glendale Avenue	Retail	Arizona	2019 / 2019	1,216	811	501	1,216	1,312	2,528	(176)	2,352	2019
Dahlia Street	Retail	Colorado	2019 / 2019	179	2,132	—	179	2,132	2,311	(146)	2,165	2020
East Colfax Avenue	Retail	Colorado	1998 / 2020	244	307	906	244	1,213	1,457	(30)	1,427	2021
North 2nd Street	Retail	Colorado	1973 / 2020	140	258	801	140	1,059	1,199	(24)	1,175	2021
West Railroad Avenue	Retail	Colorado	1977 / 2020	149	618	168	149	786	935	(32)	903	2021
Southgate Pl	Retail	Colorado	1998 / 2019	367	645	55	367	700	1,067	(63)	1,004	2020
Wewatta Street	Retail	Colorado	2015 / 2018	4,036	2,417	—	4,036	2,417	6,453	(66)	6,387	2021
Southgate Place	Retail	Colorado	2018 / 2018	942	3,314	—	942	3,314	4,256	(99)	4,157	2021
South Peoria Court	Retail	Colorado	1979 / 2016	938	2,770	—	938	2,770	3,708	(82)	3,626	2021
Highway 6 & 24	Retail	Colorado	1960 / 2019	892	1,996	—	892	1,996	2,888	(59)	2,829	2021
North College Avenue	Retail	Colorado	1952 / 2017	527	2,952	—	527	2,952	3,479	(79)	3,400	2021
East Quincy Avenue	Retail	Colorado	2018 / 2018	659	2,493	—	659	2,493	3,152	(71)	3,081	2021
East Montview Boulevard	Retail	Colorado	1952 / 2019	256	1,490	—	256	1,490	1,746	(41)	1,705	2021
South Federal Blvd	Retail	Colorado	1980 / 2017	193	1,361	—	193	1,361	1,554	(36)	1,518	2021
Santa Fe Trail	Retail	Colorado	1948 / 2000	232	1,110	—	232	1,110	1,342	(32)	1,310	2021
Water Street	Retail	Colorado	1930 / 2013	319	945	—	319	945	1,264	(29)	1,235	2021
Gregory Street	Retail	Colorado	1875 / 2014	101	1,058	—	101	1,058	1,159	(27)	1,132	2021
West 20th Avenue	Retail	Colorado	1970 / 2014	289	666	—	289	666	955	(19)	936	2021
South Federal Blvd.	Retail	Colorado	1941 / 2018	461	319	—	461	319	780	(10)	770	2021
West 6th Street	Retail	Colorado	2019 / 2019	60	272	—	60	272	332	(9)	323	2021
Elm Avenue	Retail	Colorado	1962 / 2020	21	311	—	21	311	332	(11)	321	2021
Bent Avenue North	Retail	Colorado	2019 / 2019	49	284	—	49	284	333	(9)	324	2021
Coolidge Rd	Retail	Michigan	2019 / 2019	1,635	—	1,755	1,635	1,755	3,390	(182)	3,208	2019
South Cedar Street	Retail	Michigan	1957 / 2019	282	1,951	—	282	1,951	2,233	(248)	1,985	2019
West Pierson Road	Retail	Michigan	1975 / 2019	122	2,065	—	122	2,065	2,187	(243)	1,944	2019
Wilder Road	Retail	Michigan	1988 / 2019	49	1,696	—	49	1,696	1,745	(194)	1,551	2019
East Front Street	Retail	Michigan	1992 / 2019	449	827	—	449	827	1,276	(142)	1,134	2019
South Mason Drive	Retail	Michigan	1970 / 2019	25	973	—	25	973	998	(111)	887	2019
N Delsea Dr	Retail	New Jersey	1974 / 2020	244	1,928	—	244	1,928	2,172	(118)	2,054	2020
24th Street East	Retail	North Dakota	2019 / 2019	348	1,368	—	348	1,368	1,716	(43)	1,673	2021

				Initial Costs			Total Costs
						Costs
						Capitalized
			Year		Building and	Subsequent to		Building and		Accumulated	Net Cost
Property	Property Type(1)	State	Built/Renovated	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Basis	Year Acquired
Highway 2 East	Retail	North Dakota	1976 / 2019	120	1,225	—	120	1,225	1,345	(40)	1,305	2021
Main Street	Retail	Pennsylvania	1980 / 2019	57	840	—	57	840	897	(22)	875	2021
South 17th Street	Retail	Pennsylvania	2021 / 2021	553	2,000	—	553	2,000	2,553	(40)	2,513	2022
Esperanza Street	Industrial/Retail	California	1926 / 1976	1,713	11,307	981	1,713	12,288	14,001	(1,036)	12,965	2019
Grape Street	Industrial/Retail	Colorado	1982 / 2018	1,380	5,786	—	1,380	5,786	7,166	(157)	7,009	2021
US 50 Business and Baxter Road	Industrial/Retail	Colorado	1929 / 2019	119	1,652	—	119	1,652	1,771	(54)	1,717	2021
South Fox Street	Industrial/Retail	Colorado	1965 / 2014	297	829	—	297	829	1,126	(22)	1,104	2021
West Street	Industrial/Retail	Massachusetts	1880 / 2021	650	7,119	17,381	650	24,500	25,150	(1,566)	23,584	2020
Mozzone Boulevard	Industrial/Retail	Massachusetts	1975 / 2019	1,626	38,406	—	1,626	38,406	40,032	(660)	39,372	2022
Stephenson Highway	Industrial/Retail	Michigan	2021 / 2021	6,211	—	22,293	6,211	22,293	28,504	(1,084)	27,420	2020
Hoover Road	Industrial/Retail	Michigan	1951 / 2021	700	9,557	6,979	700	16,536	17,236	(756)	16,480	2021
Leah Avenue	Industrial/Retail	Texas	(2)	2,222	1,195	4,848	2,222	6,043	8,265	(164)	8,101	2021
Inland Center Drive	Under Development	California	1969 / (2)	3,485	21,911	9,587	3,485	31,498	34,983	—	34,983	2020
Perez Road	Under Development	California	1981 / (2)	734	5,634	1,825	734	7,459	8,193	(153)	8,040	2022
63795 19th Avenue Expansion	Under Development	California	(2)	1,357	—	22,609	1,357	22,609	23,966	—	23,966	2021
Total				$139,953	$858,967	$1,205,767	$139,953	$2,064,734	$2,204,687	$(138,405)	$2,066,282
(1)	“Industrial” reflects facilities utilized or expected to be utilized for regulated cannabis cultivation, processing and/or distribution activities, which can consist of industrial and/or greenhouse space.
(2)	As of December 31, 2022, all or a portion of the property was under development or redevelopment.

As of December 31, 2022, the aggregate gross cost of the properties included above for federal income tax purposes was approximately $2.2 billion.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Investment in real estate, at cost:
Balance at beginning of year	$1,722,104	$1,060,239	$518,031
Purchases of investments in real estate	149,317	277,717	241,159
Additions and improvements, net	355,633	384,148	301,049
Sale of real estate investments	(22,367)	—	—
Balance at end of year	$2,204,687	$1,722,104	$1,060,239
Accumulated Depreciation:
Balance at beginning of year	$(81,938)	$(40,195)	$(12,170)
Depreciation expense, net	(58,935)	(41,743)	(28,025)
Sale of real estate investments	2,468	—	—
Balance at end of year	$(138,405)	$(81,938)	$(40,195)