Form 10-Q
period 2023-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2023-05-09
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of May 9, 2023 there were 28,034,999 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

MARCH 31, 2023

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
Assets	2023	2022
Real estate, at cost:
Land	$142,524	$139,953
Buildings and improvements	2,054,859	2,010,628
Construction in progress	108,464	54,106
Total real estate, at cost	2,305,847	2,204,687
Less accumulated depreciation	(153,170)	(138,405)
Net real estate held for investment	2,152,677	2,066,282
Construction loan receivable	18,407	18,021
Cash and cash equivalents	37,654	87,122
Restricted cash	1,450	1,450
Investments	163,969	200,935
Right of use office lease asset	1,645	1,739
In-place lease intangible assets, net	8,890	9,105
Other assets, net	28,544	30,182
Total assets	$2,413,236	$2,414,836
Liabilities and stockholders’ equity
Exchangeable Senior Notes, net	$4,406	$6,380
Notes due 2026, net	295,441	295,115
Building improvements and construction funding payable	31,088	29,376
Accounts payable and accrued expenses	11,391	10,615
Dividends payable	51,063	50,840
Rent received in advance and tenant security deposits	58,663	58,716
Other liabilities	3,037	1,901
Total liabilities	455,089	452,943
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,034,999 and 27,972,830 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	2,071,473	2,065,248
Dividends in excess of earnings	(127,363)	(117,392)
Total stockholders’ equity	1,958,147	1,961,893
Total liabilities and stockholders’ equity	$2,413,236	$2,414,836

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues:
Rental (including tenant reimbursements)	$75,529	$64,114
Other	538	390
Total revenues	76,067	64,504

Expenses:
Property expenses	5,623	1,982
General and administrative expense	10,373	8,777
Depreciation and amortization expense	16,714	13,868
Total expenses	32,710	24,627
Income from operations	43,357	39,877
Interest and other income	2,233	57
Interest expense	(4,520)	(4,766)
Gain (loss) on exchange of Exchangeable Senior Notes	22	(118)
Net income	41,092	35,050
Preferred stock dividends	(338)	(338)
Net income attributable to common stockholders	$40,754	$34,712
Net income attributable to common stockholders per share (Note 8):
Basic	$1.45	$1.35
Diluted	$1.43	$1.32
Weighted-average shares outstanding:
Basic	27,949,747	25,620,253
Diluted	28,223,698	26,340,224

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended March 31, 2023						Three Months Ended March 31, 2022
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	27,972,830	$28	$2,065,248	$(117,392)	$1,961,893	$14,009	25,612,541	$26	$1,672,882	$(75,218)	$1,611,699
Adjustment to opening balance upon adoption of ASU 2020-06 (Note 2)	—	—	—	—	—	—	—	—	—	(1,340)	728	(612)
Net income	—	—	—	—	41,092	41,092	—	—	—	—	35,050	35,050
Issuance of unvested restricted stock, net of forfeitures	—	29,969	—	(568)	—	(568)	—	12,363	—	(2,441)	—	(2,441)
Exchange of Exchangeable Senior Notes	—	32,200	—	1,964	—	1,964	—	365,842	—	23,651	—	23,651
Net proceeds from sale of common stock	—	—	—	—	—	—	—	117,023	—	21,103	—	21,103
Preferred stock dividend	—	—	—	—	(338)	(338)	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(50,725)	(50,725)	—	—	—	—	(45,830)	(45,830)
Stock-based compensation	—	—	—	4,829		4,829	—	—	—	4,379	—	4,379
Balances at end of period	$14,009	28,034,999	$28	$2,071,473	$(127,363)	$1,958,147	$14,009	26,107,769	$26	$1,718,234	$(85,608)	$1,646,661

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

S
	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$41,092	$35,050
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,714	13,868
(Gain) loss on exchange of Exchangeable Senior Notes	(22)	118
Other non-cash adjustments	26	70
Stock-based compensation	4,829	4,379
Amortization of discounts on short-term investments	(1,676)	(46)
Amortization of debt discount and issuance costs	338	365
Changes in assets and liabilities
Other assets, net	1,360	812
Accounts payable, accrued expenses and other liabilities	2,008	1,272
Rent received in advance and tenant security deposits	(53)	3,996
Net cash provided by operating activities	64,616	59,884

Cash flows from investing activities
Purchases of investments in real estate	(34,906)	(47,820)
Funding of draws for improvements and construction	(66,026)	(129,395)
Funding of construction loan and other investments	(386)	(18,279)
Deposits in escrow for acquisitions	—	(600)
Purchases of short-term investments	(51,772)	—
Maturities of short-term investments	90,414	115,000
Net cash used in investing activities	(62,676)	(81,094)

Cash flows from financing activities
Issuance of common stock, net of offering costs	—	21,103
Dividends paid to common stockholders	(50,502)	(38,509)
Dividends paid to preferred stockholders	(338)	(338)
Taxes paid related to net share settlement of equity awards	(568)	(2,441)
Net cash used in financing activities	(51,408)	(20,185)
Net decrease in cash, cash equivalents and restricted cash	(49,468)	(41,395)
Cash, cash equivalents and restricted cash, beginning of period	88,572	86,419
Cash, cash equivalents and restricted cash, end of period	$39,104	$45,024

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$121	$626
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$20,264	$43,802
Deposits applied for acquisitions	250	25
Accrual for common and preferred stock dividends declared	51,063	46,168
Accrual for stock issuance costs	—	126
Exchange of Exchangeable Senior Notes for common stock	1,964	23,870
Operating lease liability for obtaining right of use asset	—	1,017

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

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

This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2023.

Reclassification. We have combined $705.3 million of “Tenant improvements” as of December 31, 2022, which represent building improvements in which we are considered to be the accounting owner, with “Building and improvements” in our consolidated balance sheets to conform to the current period presentation as of March 31, 2023. There was no change to “Total real estate, at cost”.

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

Acquisition of Real Estate Properties. Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region. We estimate the fair value of buildings and improvements as if the property was vacant, taking into consideration current replacement costs and other relevant market rate information and may engage third-party valuation specialists. Acquisition costs are capitalized as incurred. All of our acquisitions to date were recorded as asset acquisitions.

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

Sale of Real Estate. When a real estate asset is sold, we evaluate the provisions of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) to determine whether the asset is within the scope of ASC 610-20, including an evaluation of whether the asset being sold is a nonfinancial asset and whether the buyer has gained control of an asset within the scope of ASC 610-20. In assessing whether the buyer has gained control of the asset, we must determine whether the contract criteria in ASC 606, Revenue from Contracts with Customers (Topic 606) have been met, including 1) the parties to the contract have approved the contract and the contract has commercial substance, 2) we can identify each party’s rights regarding the asset to be transferred, 3) we can identify the payment terms for the asset to be transferred, and 4) it is probable that we will collect substantially all of the consideration to which we will be entitled in exchange for the asset to be transferred. If all of the contract criteria have been met, the carrying amount of the applicable asset is derecognized with a corresponding gain or loss from the sale recognized in our consolidated statements of income. If the contract criteria are not all met, the asset transferred is not derecognized and we continue to report the asset in our condensed consolidated balance sheet. See Note 6 “Investments in Real Estate - Property Disposition” for further information.

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

Amounts capitalized are depreciated over estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended March 31, 2023 and 2022, we recognized depreciation expense of approximately $16.5 million and $13.7 million, respectively, which is included in depreciation and amortization expense in our condensed consolidated statements of income. We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office over the shorter of the estimated useful lives or the remaining lease term.

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

We define redevelopment properties as existing properties for which we expect to spend significant development and construction costs that are not reimbursements to tenants for improvements at the properties. When existing properties are determined to be redevelopment properties, the net carrying value of the buildings and improvements are transferred to construction in progress while the redevelopment activities are in process. Costs capitalized to construction in progress related to redevelopment properties are transferred to buildings and improvements at historical cost of the properties as the redevelopment project or phases of projects are placed in service. During the three months ended March 31, 2023, we reclassified the net carrying value of buildings and improvements totaling approximately $51.2 million to construction in progress in connection with the default by Green Peak Industries, Inc. (“Green Peak”) and the related litigation (see Note 11 “Commitments and Contingencies — Litigation — Green Peak Michigan Litigation”).

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023, rental revenue recognized included the application of approximately $3.1 million of security deposits applied for rent with two tenants who were in default under their respective lease agreements and approximately $1.1 million of security deposits for rent with one tenant in connection with lease amendments.

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. In February 2023, we amended the construction loan to provide for, among other things: (1) the additional capital commitment of the borrower into the project of $1.0 million; (2) our agreement to fund an additional $4.5 million into the project; (3) an increase in the interest rate commencing effective April 1, 2023; (4) an extension of the loan term to December 31, 2023; and (5) the provision of additional collateral from the borrower for the loan. Interest on the loan continues to accrue through March 31, 2023 with monthly payment of interest commencing April 1, 2023. As of March 31, 2023, we had funded approximately $18.4 million of the construction loan.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, approximately $27.9 million and $78.0 million, respectively, were invested in short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

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

Exchangeable Notes. The liability and equity components of exchangeable debt instruments that may be settled in cash upon exchange, including partial cash settlement, were previously required to be separately accounted for in a manner that reflects the issuer’s nonexchangeable debt borrowing rate. The initial proceeds from the sale of our Exchangeable Senior Notes (as defined below) were allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonexchangeable debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the Exchangeable Senior Notes as of the date of issuance. We measured the estimated fair value of the debt component of our Exchangeable Senior Notes as of the date of issuance based on our estimated nonexchangeable debt borrowing rate with the assistance of a third-party valuation specialist as we do not have a history of borrowing arrangements and there was limited empirical data available related to the Company’s industry due to the regulatory uncertainty of the cannabis market in which the Company’s tenants operate. The equity component of our Exchangeable Senior Notes was reflected within additional paid-in capital on our condensed consolidated balance sheets, and the resulting debt discount was amortized over the period during which the Exchangeable Senior Notes were expected to be outstanding (through the maturity date) as additional non-cash interest expense.

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

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the three months ended March 31, 2023 and 2022, we recognized office lease expense of approximately $121,000 and $101,000, respectively, which are included in general and administrative expense in our condensed consolidated statements of income. For the three months ended March 31, 2023 and 2022, amounts paid and classified as operating activities in our condensed consolidated statements of cash flows for the office lease were approximately $123,000 and $60,000, respectively.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Substantially all of our leases continue to be classified as operating leases and we continue to record revenue for each of our properties on a cash basis. Our tenant reimbursable revenue and property expenses continue to be presented on a gross basis as rental revenues and as property expenses, respectively, on our condensed consolidated statements of income. Property taxes paid directly by the lessee to a third party continue to be excluded from our condensed consolidated financial statements.

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

Concentration of Credit Risk. As of March 31, 2023, we owned 108 properties located in Arizona, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Washington. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2023 and 2022, including tenant reimbursements:

	For the Three Months Ended
	March 31, 2023
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	15%
Ascend Wellness Holdings, Inc. ("Ascend")	4	10%
SH Parent, Inc. ("Parallel")(1)	4	9%
Green Thumb Industries, Inc.	3	7%
Curaleaf Holdings, Inc.	8	7%

	For the Three Months Ended
	March 31, 2022
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	14%
Parallel	4	11%
Ascend	4	9%
Kings Garden Inc. ("Kings Garden")(2)	6	8%
Columbia Care, Inc.	21	7%
(1)Commencing in November 2022, Parallel defaulted on its obligations to pay rent at one of our Pennsylvania properties. In February 2023, Parallel defaulted on its obligations to pay rent at one of our Texas properties, and we regained possession of that property in March 2023. See Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements for more information. Excluding security deposits applied for payment of rent for Parallel at one property in Pennsylvania and one property in Texas of approximately $1.8 million and $395,000, respectively, Parallel would have represented 6% of our total rental revenues for the three months ended March 31, 2023.
(2)In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties it leases with us, and pursuant to a confidential, conditional settlement agreement executed on September 11, 2022 between us and Kings Garden, we terminated the leases for two properties that were in development or redevelopment as of March 31, 2023 and regained possession of those properties. See Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements for more information.

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of March 31, 2023 and December 31, 2022, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2023, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of March 31, 2023, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,034,999 shares of common stock issued and outstanding.

In January 2023, we terminated the previously existing “at-the-market” offering program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. As of March 31, 2023, we had not sold any shares of common stock under the ATM Program.

During the three months ended March 31, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

4. Preferred Stock

As of March 31, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the three months ended March 31, 2023:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 15, 2023	Common stock	$1.80	January 1, 2023 to March 31, 2023	April 14, 2023	$50,725
March 15, 2023	Series A preferred stock	$0.5625	January 15, 2023 to April 14, 2023	April 14, 2023	$338

6. Investments in Real Estate

Acquisitions

The Company acquired the following properties during the three months ended March 31, 2023 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Susquehanna Street	Pennsylvania	February 15, 2023	58,000	$15,000	$26	$15,026
Boltonfield Street	Ohio	March 3, 2023	157,000	20,100	29	20,129	(2)
Total			215,000	$35,100	$55	$35,155	(3)

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to $21.9 million.
(3)	Approximately $2.6 million was allocated to land; and approximately $32.6 million was allocated to building and improvements.

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
In-place lease intangible assets	$9,979	$9,979
Accumulated amortization	(1,089)	(874)
In-place lease intangible assets, net	$8,890	$9,105

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our condensed consolidated statements of income was approximately $215,000 and $198,000 for the three months ended March 31, 2023 and 2022, respectively. The remaining weighted-average amortization period of the value of acquired in-place leases was approximately 10.2 years, and the estimated annual amortization of the value of the acquired in-place leases as of March 31, 2023 is as follows (in thousands):

Year	Amount
2023 (nine months ending December 31)	$645
2024	860
2025	860
2026	860
2027	860
Thereafter	4,805
Total	$8,890

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
Above-market lease	$1,054	$1,054
Accumulated amortization	(118)	(95)
Above-market lease, net	$936	$959

The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of approximately 10.0 years. For the three months ended March 31, 2023 and 2022, the amortization of the above-market lease was approximately $23,000 and $23,000, respectively.

Additional Improvement Allowances

In February 2023, we amended our lease with a subsidiary of Ascend at one of our New Jersey properties, increasing the improvement allowance under the lease by $15.0 million to a total of approximately $19.6 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property. We also amended each of our leases with Ascend to include cross-default provisions applicable to each lease.

In February 2023, we amended our lease and development agreement with PharmaCann at one of our New York properties, increasing the construction fund by $15.0 million to a total of approximately $93.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property. We also amended each of our leases with PharmaCann to include cross-default provisions applicable to each lease.

In February 2023, we amended our lease with a subsidiary of Goodness Growth Holdings Inc. at one of our New York properties, increasing the improvement allowance under the lease by $4.0 million to a total of approximately $53.4 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property. We also amended each of our leases with Goodness Growth Holdings Inc. to include cross-default provisions applicable to each lease.

Lease Amendments

In January 2023, we entered into lease amendments with Holistic Industries Inc. (“Holistic”) at our properties located in California, Maryland, Massachusetts, Michigan and Pennsylvania, which (1) included cross-default provisions applicable to each lease; (2) extended the term of each lease; and (3) provided that 100% of the base rent shall be applied from the security deposits held by us for (a) the nine months ending September 30, 2023 with respect to the Michigan property and (b) the eight months ending September 30, 2023 with respect to the California property, with pro rata monthly payback of the security deposits over the twelve-month period starting January 2024.

In January 2023, we executed a lease amendment with Calyx Peak, Inc. at our Missouri property, which (1) extended the term of the lease; and (2) provided for 100% base rent deferral through March 31, 2023, with pro rata monthly payback of the deferred rent over the twelve-month period starting April 2023.

In March 2023, we executed a lease amendment with Temescal Wellness of Massachusetts, LLC at our Massachusetts property, which (1) extended the term of the lease; (2) provided for temporary reduced base rent from April 2023 through January 2024; and (3) increased base rent for the remainder of the term of the lease.

Capitalized Costs

During the three months ended March 31, 2023, we capitalized costs of approximately $66.0 million and funded approximately $66.0 million relating to improvements and construction activities at our properties.

Property Disposition

In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Medical Investor Holdings, LLC (“Vertical”) for $16.2 million (excluding transaction costs) with a secured loan for $16.1 million with the buyer of the properties. The loan matures on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $500,000 of the principal balance. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until such time the criteria for recognition as a sale have been met. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of approximately $3.4 million and approximately $13.9 million, respectively, and accumulated depreciation of approximately $1.4 million as of March 31, 2023, remain on the condensed consolidated balance sheet, and the buildings and improvements continue to be depreciated.

Future Contractual Minimum Rent

Future contractual minimum rent (including base rent and property management fees) under the operating leases as of March 31, 2023 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2023 (nine months ending December 31)	$213,292
2024	294,989
2025	303,687
2026	312,710
2027	322,004
Thereafter	4,143,207
Total	$5,589,889

7. Debt

Exchangeable Senior Notes

As of March 31, 2023, our Operating Partnership had outstanding approximately $4.4 million principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at March 31, 2023 was 16.41363 shares of our common stock per $1,000 principal amount of Notes and the exchange price at March 31, 2023 was approximately $60.93 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. At March 31, 2023, the if-exchanged value of the Exchangeable Senior Notes exceeded the principal amount by approximately $1.1 million.

During the three months ended March 31, 2023, we issued 32,200 shares of our common stock upon exchanges by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes. For the three months ended March 31, 2023, we recognized a gain on the exchange totaling approximately $22,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a net non-cash increase to our additional paid-in capital account of approximately $2.0 million for the three months ended March 31, 2023.

During the three months ended March 31, 2022, we issued 365,842 shares of our common stock upon exchanges by holders of approximately $23.9 million of outstanding principal amount of our Exchangeable Senior Notes and recognized a loss on the exchanges totaling approximately $118,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a non-cash increase to our additional paid-in capital account of approximately $23.7 million for the three months ended March 31, 2022.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cash coupon	$57	$276
Amortization of issuance cost	12	58
Total interest expense	$69	$334

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$4,436	$6,436
Unamortized issuance cost	(30)	(56)
Carrying value	$4,406	$6,380

Accrued interest payable for the Exchangeable Senior Notes as of March 31, 2023 and December 31, 2022 was approximately $7,000 and $70,000, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

Notes due 2026

On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. However, the Notes due 2026 are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes due 2026 will pay interest semiannually at a rate of 5.50% per year and will mature on May 25, 2026. The terms of the Notes due 2026 are governed by an indenture, dated May 25, 2021, among the Operating Partnership, as issuer, the Company and the Operating Partnership’s subsidiaries, as guarantors, TMI Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC). The terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In connection with the issuance of the Notes due 2026, we recorded approximately $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026.

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cash coupon	$4,125	$4,125
Amortization of issuance cost	326	307
Total interest expense	$4,451	$4,432

The following table details the carrying value of our Notes due 2026 (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$300,000	$300,000
Unamortized issuance cost	(4,559)	(4,885)
Carrying value	$295,441	$295,115

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of March 31, 2023.

Accrued interest payable for the Notes due 2026 as of March 31, 2023 and December 31, 2022 was approximately $6.2 million and $2.1 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

The following table summarizes the principal payments on our outstanding indebtedness as of March 31, 2023 (in thousands):

Payments Due
by Year	Amount
2023 (nine months ending December 31)	$—
2024	4,436
2025	—
2026	300,000
2027	—
Thereafter	—
Total	$304,436

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

Through March 31, 2023, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three months ended March 31, 2023 and 2022 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 102,210 and 507,181 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three months ended March 31, 2023 and 2022, respectively, and were included in the computation of diluted earnings per share.

For the three months ended March 31, 2023, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of March 31, 2023. For the three months ended March 31, 2022, 102,333 shares issuable upon vesting of PSUs granted to certain employees were included in dilutive securities, as the performance thresholds for the vesting of these PSUs were met as measured as of March 31, 2022 (see Note 10 for further discussion of PSUs).

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Net income	$41,092	$35,050
Preferred stock dividends	(338)	(338)
Distribution to participating securities	(361)	(202)
Net income attributable to common stockholders used to compute net income per share - basic	40,393	34,510
Dilutive effect of Exchangeable Senior Notes	69	334
Net income attributable to common stockholders used to compute net income per share - diluted	$40,462	$34,844

Weighted-average common shares outstanding:
Basic	27,949,747	25,620,253
Restricted stock and RSUs	171,741	110,457
PSUs	—	102,333
Dilutive effect of Exchangeable Senior Notes	102,210	507,181
Diluted	28,223,698	26,340,224
Net income attributable to common stockholders per share:
Basic	$1.45	$1.35
Diluted	$1.43	$1.32

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

The following table presents the carrying value and approximate fair value of financial instruments at March 31, 2023 and December 31, 2022 (in thousands):

	At March 31, 2023		At December 31, 2022

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$163,969	$163,933	$200,935	$200,715
Exchangeable Senior Notes(2)	$4,406	$4,436	$6,380	$10,282
Notes due 2026(2)	$295,441	$258,198	$295,115	$264,234
(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market.

As of March 31, 2023 and December 31, 2022, cash equivalent instruments consisted of $27.9 million and $78.0 million, respectively, in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the three months ended March 31, 2023 is included in the table below:

		Weighted-
	Unvested	Average
	Restricted	Grant Date Fair
	Stock	Value
Balance at December 31, 2022	34,026	$181.08
Granted	35,565	$110.88
Vested	(9,154)	$187.00
Forfeited(1)	(5,596)	$115.01
Balance at March 31, 2023	54,841	$141.31
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $6.6 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 2.3 years as of March 31, 2023. The fair value of restricted stock that vested during the three months ended March 31, 2023 was approximately $1.5 million.

The following table summarizes our RSU activity for the three months ended March 31, 2023. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock Units	Value
Balance at December 31, 2022	83,677	$144.30
Granted	61,785	$103.60
Balance at March 31, 2023	145,462	$127.01

The remaining unrecognized compensation cost of approximately $9.6 million for RSU awards is expected to be recognized over an amortization period of approximately 2.3 years as of March 31, 2023.

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

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable Performance Period. For both the three months ended March 31, 2023 and 2022, we recognized stock-based compensation expense of approximately $2.7 million relating to PSU awards. As of March 31, 2023, the remaining unrecognized compensation cost of approximately $14.7 million relating to PSU awards is expected to be recognized over the remaining Performance Period of approximately 1.6 years.

As measured as of March 31, 2023, the performance thresholds for the vesting of the PSUs were not met for any of the applicable awards.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our condensed consolidated balance sheet as of March 31, 2023 is presented in the table below (in thousands):

Year	Amount
2023 (nine months ending December 31)	$373
2024	511
2025	526
2026	543
2027	45
Total future contractual lease payments	1,998
Effect of discounting	(218)
Office lease liability	$1,780

Improvement Allowances. As of March 31, 2023, we had approximately $57.9 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Loan. As of March 31, 2023, we had approximately $4.6 million of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California. The developer is required to complete construction by December 31, 2023, subject to extension in certain circumstances.

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

On September 29, 2022, an Amended Class Action complaint was filed under the same Case Number, adding as defendants Alan D. Gold and Benjamin C. Regin, and asserting causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. On December 1, 2022, defendants moved to dismiss the Amended Class Action Complaint; on January 25, 2023, plaintiff responded to defendants’ motion to dismiss the Amended Class Action Complaint; and on March 6, 2023 defendants responded to plaintiff’s answer. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Derivative Action Lawsuit

On July 26, 2022, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., and was filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against the directors and certain officers of the Company.  The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On September 6, 2022, the defendants in this action filed a Consent Motion to Stay the Proceedings, which was granted on October 11, 2022. On September 28, 2022, a second derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Karen Drover, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, Defendants, and Innovative Industrial Properties Inc., Nominal Defendant, Case Number 24-C-22-004243, and filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, and seeks actions to reform and improve the Company, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On October 19, 2022, the parties to both cases filed a Joint Motion to Consolidate Related Shareholder Derivative Actions and to Appoint Lead and Liaison Counsel for plaintiffs, which was granted on December 16, 2022, along with a stay in the lawsuit pending a ruling on the defendants’ motion to dismiss the federal class action lawsuit described above. On April 17, 2023, a third derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Ross Weintraub, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracie Hager, Gary Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-00737-GLR, and filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty and violations of Section 14(a) of the Exchange Act, and seeks an undetermined amount of damages, equitable relief, and attorneys’ fees and costs. Defendants in this action filed a Consent Motion to Stay the Proceeding, which was granted on April 17, 2023. The Company intends to vigorously defend each of these lawsuits. However, at this time, the Company cannot predict the probable outcome of these actions, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

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

On July 25, 2022, IIP-CA 2 LP filed a lawsuit against Kings Garden. The case was named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation, and JM Endeavors, Inc., a California corporation, and was filed in the Superior Court of the State of California. The lawsuit asserts claims for breach of contract, declaratory relief, and injunctive relief. On August 2, 2022, the case was amended to be named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation,  JM Endeavors, Inc., a California corporation, Michael King, an individual, Gary LaSalle, an individual, Charles Kieley, an individual, and Laurie Kibby, an individual, and to include claims relating to construction at the expansion project and the property that was under redevelopment as of June 30, 2022 for breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conversion, theft by false pretenses, money had and received, and violations of the Racketeer Influenced and Corrupt Organization Act (18 U.S.C. Section 1962(c)). The amount related to these project costs reported in construction in progress as of March 31, 2023 and December 31, 2022 was approximately $33.2 million.

On September 11, 2022, the parties to the lawsuit entered into a confidential, conditional settlement agreement pertaining to matters related to the lawsuit. Pursuant to the conditional settlement agreement, as of December 31, 2022, the Company received a total of $15.4 million in partial settlement payments from Kings Garden, which was accounted for as a reduction to construction in progress on our condensed consolidated balance sheets. Of the six properties previously leased to Kings Garden, four were operational, with an expansion project at one of those properties, and the other two properties were in development or redevelopment as of December 31, 2022 and March 31, 2023. In connection with the conditional settlement agreement, the Company terminated leases and regained possession of the two properties that were in development or redevelopment as of December 31, 2022.

Out of the amounts included in construction in progress at March 31, 2023, we are in the process of investigating additional costs paid of approximately $9.8 million to determine whether these are potential overpayments. Although there is at least a reasonable possibility that a loss may have been incurred in connection with the default by Kings Garden and the related construction projects, as of March 31, 2023, we are unable to make such an estimate.

On February 14, 2023, Kings Garden filed an Arbitration Demand related to the interpretation of the confidential, conditional settlement agreement between the parties that concerns certain terms governing (along with the relevant lease) the assignment of one of the Kings Garden leases. The Company filed a Response to Kings Garden’s Arbitration Demand, Affirmative Defenses and Counter-Claim on March 1, 2023 (the “Counter-Claim”). Kings Garden filed an answer to the Counter-Claim on March 15, 2023. An emergency hearing was conducted on April 13, 2023, pursuant to which the arbitrator denied Kings Garden’s Motion for Interim Relief, and established timeframes and procedures for the arbitration.

Parallel Pennsylvania Litigation

On February 6, 2023, IIP-PA 8 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Goodblend Pennsylvania LLC, as tenant, and Parallel, as guarantor, in the Court of Common Pleas of Allegheny County, Pennsylvania, regarding the lease and related guaranty for one of the Company’s properties located in Pennsylvania. The lawsuit asserts claims for breach of contract by the tenant and guarantor and ejectment. Goodblend Pennsylvania LLC and Parallel filed preliminary objections to the lawsuit on March 3, 2023. IIP-PA 8 LLC filed its response to Goodblend Pennsylvania LLC’s and Parallel’s preliminary objections on March 23, 2023. On April 25, 2023, IIP-PA 8 LLC filed a motion to compel Goodblend Pennsylvania LLC to pay rent owing under the lease to IIP-PA 8 LLC. A hearing regarding Parallel’s preliminary objections and IIP-PA 8 LLC’s motion to compel payment of rent is scheduled for June 8, 2023.

Parallel Texas Litigation

On February 11, 2023, a subsidiary of Parallel defaulted on its obligations to pay rent under the lease at one of our properties in Texas that is under development. On February 23, 2023, IIP-TX 1 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Surterra San Marcos, LLC, as tenant, in the Justice Court of Hays County, Texas, regarding the lease, asserting claim for possession. On March 9, 2023 a judgment for possession was entered in favor of IIP-TX 1 LLC, as well as monthly rental amounts due. On March 13, 2023, IIP-TX 1 LLC filed a subsequent lawsuit against Surterra San Marcos, LLC, Parallel and Sunstream

Opportunities LP (“SAF Entity 1”) in the District Court of Hays County, Texas, regarding the same lease, asserting claims against Surterra San Marcos, LLC, Parallel and SAF Entity 1 for breach of contract, tortious interference with contract, unjust enrichment, fraud and fraudulent inducement, intentional failure to disclose and misrepresentations and conversion, and also requested the granting of a temporary injunction and the appointment of a receiver over the license(s) pertaining to the property’s operations as a regulated cannabis facility.

Green Peak Michigan Litigation

On February 2, 2023, IIP-MI 1 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Green Peak, as tenant, in 56-A District Court of the State of Michigan, regarding the lease for one of the Company’s properties located in Michigan, asserting claim for possession. On February 22, 2023, IIP-MI 1 LLC filed a subsequent lawsuit against Green Peak and Tropics LP (“SAF Entity 2”) in the 56th Circuit Court of the State of Michigan, regarding the same lease, asserting claims against Green Peak for breach of contract, unjust enrichment, and innocent misrepresentation, against SAF Entity 2 for tortious interference with contract, and against both Green Peak and SAF Entity 2 for civil conspiracy. On March 3, 2023, a stipulated order appointing a receiver over substantially all of Green Peak’s assets was entered in the Circuit Court of Ingham County, Michigan.

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

12. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: rates of default on leases for our assets; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the demand for regulated cannabis facilities; inflation dynamics; our ability to improve our internal control over financial reporting, including our inability to remediate the identified material weakness, and the costs and the time associated with such efforts; the impact of pandemics on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflict in Ukraine; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the demand for regulated cannabis facilities; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the potential impact on us from litigation matters, including rising liability and insurance costs; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of March 31, 2023, we had 21 full-time employees.

As of March 31, 2023, we owned 108 properties comprising approximately 8.9 million square feet (including approximately 1.6 million rentable square feet under development/redevelopment) in 19 states. As of March 31, 2023, we had invested approximately $2.3 billion in the aggregate (consisting of purchase price and funding of draws for construction funding and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional approximately $84.5 million to fund draws to certain tenants and sellers for construction and improvements at our properties. Of the approximately $84.5 million committed to fund draws to certain tenants and sellers for construction and improvements at our properties, approximately $26.6 million was incurred but not funded as of March 31, 2023. These statistics do not include a $23.0 million loan commitment from us to a developer for construction of a regulated cannabis cultivation and processing facility in California, of which we have funded approximately $18.4 million as of March 31, 2023.

Of these properties, we include 103 properties in our operating portfolio, which were 100% leased to state-licensed cannabis operators as of March 31, 2023, with a weighted-average remaining lease term of approximately 15.1 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $4.2 million of security deposits applied for payment of rent for our leases with Green Peak, Parallel and Holistic) was approximately 98% for the three months ended March 31, 2023. As of March 31, 2023, we have fully applied approximately $909,000 of security deposit for payment of rent for one of our leases with Green Peak and fully applied approximately $2.2 million of security deposits for payment of rent for two of our leases with Parallel.

We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of March 31, 2023, and together are expected to comprise approximately 715,000 rentable square feet upon completion of development/redevelopment):

●	Inland Center Drive in San Bernardino, California;
●	Perez Road in Cathedral City, California;
●	63795 19th Avenue in Palm Springs, California;
●	Leah Avenue in San Marcos, Texas; and
●	Davis Highway in Windsor, Michigan.

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

Inflation and Supply Chain Constraints

The U.S. economy is experiencing a sustained increase in inflation rates, which we believe is negatively impacting our tenants. This inflation has increased costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projects. Ongoing labor shortages and global supply chain issues also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants’ projects.

Reduced Capital Availability for Tenants and the Company

For the past several months, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in spring of 2022 and continued uncertainty regarding monetary policy. Driven in part by overall macroeconomic conditions, both capital availability and mergers and acquisitions activity have significantly declined for regulated cannabis operators.

Capital raising activities by U.S. REITs have also experienced steep declines, including significantly reduced capital availability for our company.

Significant Tenants and Concentrations of Risk

As of March 31, 2023, we owned 108 properties located in 19 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At March 31, 2023, none of our properties accounted for 5% or more of our net real estate held for investment. See Note 2 in the notes to the condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2023.

In July 2022, Kings Garden, a tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak defaulted on its obligations to pay rent at one our properties in Michigan. In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas. In March 2023, Green Peak was placed into receivership.

See Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements included in this report for more information regarding Kings Garden, Parallel and Green Peak.

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

Results of Operations

Investments in Real Estate

See Note 6 in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the three months ended March 31, 2023. In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Vertical for $16.2 million (excluding transaction costs) with a secured loan for $16.1 million with the buyer of the properties. The transaction did not qualify for recognition as a completed sale since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred. All consideration received, as well as any future payments, from the buyer is recognized as a deposit liability and is included in other liabilities on our condensed consolidated balance sheet until such time the criteria for recognition as a sale have been met. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of approximately $3.4 million and approximately $13.9 million, respectively, and accumulated depreciation of approximately $1.4 million as of March 31, 2023, remain on the condensed consolidated balance sheet, and the buildings and improvements continue to be depreciated. During the three months ended March 31, 2023, we received cash interest payment of approximately $134,000, which has been recorded as a liability as of March 31, 2023.

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Revenues:
Rental (including tenant reimbursements)	$75,529	$64,114
Other	538	390
Total revenues	76,067	64,504

Expenses:
Property expenses	5,623	1,982
General and administrative expense	10,373	8,777
Depreciation and amortization expense	16,714	13,868
Total expenses	32,710	24,627
Income from operations	43,357	39,877
Interest and other income	2,233	57
Interest expense	(4,520)	(4,766)
Gain (loss) on exchange of Exchangeable Senior Notes	22	(118)
Net income	41,092	35,050
Preferred stock dividends	(338)	(338)
Net income attributable to common stockholders	$40,754	$34,712

Revenues.

Rental Revenues. Rental revenues for the three months ended March 31, 2023 increased by approximately $11.4 million, or 18%, to approximately $75.5 million, compared to approximately $64.1 million for the three months ended March 31, 2022. Approximately $516,000 of the increase in rental revenues was generated by the properties acquired during the three months ended March 31, 2023. The remaining approximately $10.9 million increase in rental revenues was generated by properties we acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvement allowances and construction funding at existing properties that resulted in adjustments to rent. Rental revenues for the three months ended March 31, 2023 included the full application of approximately $909,000 of security deposit for payment of rent for one of our leases with Green Peak, the full application of approximately $2.2 million of security deposits for payment of rent for two of our leases with Parallel and the partial application of approximately $1.1 million of security deposits for payment of rent for two of our leases with Holistic in accordance with lease amendments executed with Holistic in January 2023 (see Note 6 in the notes to the condensed consolidated financial statements for information). Rental revenues for the three months ended March 31, 2023 and 2022 included approximately $5.2 million and $1.9 million, respectively, of tenant reimbursements for property insurance premiums and property taxes.

Rental revenues during the three months ended March 31, 2023 were negatively impacted by non-collection of rent during the quarter from properties in our operating portfolio totaling approximately $1.8 million (including approximately $1.6 million of contractual base rents and property management fees and approximately $152,000 of tenant reimbursements for property insurance premiums and property taxes) from three tenants, Green Peak, affiliates of Vertical and Parallel.

Other Revenues. Other revenues for the three months ended March 31, 2023 and 2022 consisted of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting.

Expenses.

Property Expenses. Property expenses for the three months ended March 31, 2023 increased by approximately $3.6 million compared to the three months ended March 31, 2022. The increase was primarily due to new property acquisitions and additional investment in existing properties which resulted in higher property insurance premiums and property taxes that we paid for our properties. Property expenses are generally reimbursable to us by the tenants under the terms of the leases.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2023 increased by approximately $1.6 million to approximately $10.4 million, compared to approximately $8.8 million for the three months ended March 31, 2022. The increase in general and administrative expense was primarily due to approximately $624,000 in litigation-related expense incurred during the three months ended March 31, 2023 related to matters described in Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements included in this report, higher compensation to employees, the hiring of additional employees and higher public company costs, travel and occupancy costs. Compensation expense for the three months ended March 31, 2023 and 2022 included approximately $4.8 million and $4.4 million, respectively, of non-cash stock-based compensation.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense was related to depreciation on properties that we acquired and the placement into service of construction and improvements at certain of our properties.

Interest and Other Income. Interest and other income for the three months ended March 31, 2023 increased by approximately $2.2 million compared to the three months ended March 31, 2022. The increase was due to higher interest rates on our interest-bearing investments.

Interest Expense. Interest expense consists of interest on our Exchangeable Senior Notes and our Notes due 2026. Interest expense for the three months ended March 31, 2023 and 2022 included approximately $338,000 and $365,000, respectively, of non-cash interest expense. Interest expense for the three months ended March 31, 2023 decreased by approximately $246,000 compared to the three months ended March 31, 2022 due to exchanges of approximately $26.9 million outstanding principal amount of our Exchangeable Senior Notes during the year ended December 31, 2022 and exchanges of $2.0 million outstanding principal amount of our Exchangeable Senior Notes during the three months ended March 31, 2023.

Cash Flows

Comparison of the Three Months Ended March 31, 2023 and 2022 (in thousands)

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$64,616	$59,884	$4,732
Net cash used in investing activities	(62,676)	(81,094)	18,418
Net cash used in financing activities	(51,408)	(20,185)	(31,223)
Ending cash, cash equivalents and restricted cash	39,104	45,024	(5,920)

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2023 and 2022 were approximately $64.6 million and $59.9 million, respectively. Cash flows provided by operating activities were generally from contractual rent from our properties, partially offset by our general and administrative expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2023 were approximately $62.7 million, of which approximately $101.3 million related to investments in real estate and funding of draws for a portion of the improvement allowances, construction funding at our properties and other investments, partially offset by approximately $38.6 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the three months ended March 31, 2022 were approximately $81.1 million, of which approximately $196.1 million related to investments in real estate and funding of a portion of the improvement allowances, construction funding at our properties and other investments, partially offset by $115.0 million related to maturities of short-term investments.

Financing Activities

Net cash used in financing activities of approximately $51.4 million during the three months ended March 31, 2023 was the result of dividend payments of approximately $50.8 million to common and preferred stockholders and approximately $568,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Net cash used in financing activities of approximately $20.2 million during the three months ended March 31, 2022 was the result of approximately $21.1 million in net proceeds from the issuance of our common stock, offset by dividend payments of approximately

$38.9 million to common and preferred stockholders and approximately $2.4 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, service our Exchangeable Senior Notes and Notes due 2026, and meet other general business needs.

Sources and Uses of Cash

We derive substantially all of our revenues from the leasing of our properties and collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, interest payments on Exchangeable Senior Notes and Notes due 2026, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur property costs not paid by the tenant during the time it takes to re-lease or sell the property.

As of March 31, 2023, we owned 108 properties. Of these properties, the 103 properties in our operating portfolio were 100% leased to state-licensed cannabis operators, with a weighted-average remaining lease term of approximately 15.1 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, and including an aggregate of approximately $4.2 million of security deposits applied for payment of rent for our leases with Green Peak, Parallel and Holistic) was approximately 98% for the three months ended March 31, 2023. As of March 31, 2023, we have fully applied approximately $909,000 of security deposits for payment of rent for one of our leases with Green Peak and fully applied approximately $2.2 million of security deposits for payment of rent for two of our leases with Parallel.

In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties that Kings Garden leases from us. Two of our properties, which were previously leased to Kings Garden, and an expansion project at a property where Kings Garden continues to occupy the property pursuant to a confidential, contingent settlement agreement, were under development as of March 31, 2023. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak defaulted on its obligations to pay rent at one our properties in Michigan. In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas. In March 2023, a receiver was appointed over substantially all of Green Peak’s assets.

See Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements included in this report for more information regarding Kings Garden, Parallel and Green Peak.

We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as insurance premiums and real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the number of property vacancies and whether we have any underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations. In addition, for properties that are not leased and are under development or redevelopment, we may make significant additional investments in these properties in order to get them ready for their intended use and to re-lease them.

To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us and all of the direct and indirect subsidiaries of the Operating Partnership, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of March 31, 2023. Subject to the terms of the indenture, any new subsidiary of the Operating Partnership will also guarantee the Notes due 2026. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

During the three months ended March 31, 2023, we issued 32,200 shares, respectively, of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

In January 2023, we terminated the previously existing “at-the-market” offering program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. As of March 31, 2023, we had not sold any shares of common stock under the ATM Program.

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

In recent months, financial markets have been volatile in general, which has also significantly reduced our access to capital. If this environment continues for a prolonged period of time or worsens, this would have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties.

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

The following table describes the dividends declared by the Company during the three months ended March 31, 2023:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 15, 2023	Common stock	$1.80	January 1, 2023 to March 31, 2023	April 14, 2023	$50,725
March 15, 2023	Series A preferred stock	$0.5625	January 15, 2023 to April 14, 2023	April 14, 2023	$338

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2023 (in thousands):

Payments Due		Exchangeable
by Year	Notes due 2026	Senior Notes	Interest	Office Rent	Total
2023 (nine months ending December 31)	$—	$—	$12,500	$373	$12,873
2024	—	4,436	16,523	511	21,470
2025	—	—	16,500	526	17,026
2026	300,000	—	6,646	543	307,189
2027	—	—	—	45	45
Total	$300,000	$4,436	$52,169	$1,998	$358,603

Additionally, as of March 31, 2023, we had approximately $57.9 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. As of March 31, 2023, we also had approximately $4.6 million outstanding in commitments to fund a construction loan, which the developer is required to complete by December 31, 2023, subject to extension in certain circumstances. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

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

Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adjusting Normalized FFO for certain cash and non-cash items.

For the three months ended March 31, 2023, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 102,210 shares for the three months ended March 31, 2023, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

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

For the three months ended March 31, 2023, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of March 31, 2023. For the three months ended March 31, 2022, 102,333 shares issuable upon vesting of the performance share units (“PSUs”) were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of March 31, 2022.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31,
	2023	2022
Net income attributable to common stockholders	$40,754	$34,712
Real estate depreciation and amortization	16,714	13,868
FFO attributable to common stockholders (basic)	57,468	48,580
Cash and non-cash interest expense on Exchangeable Senior Notes	69	334
FFO attributable to common stockholders (diluted)	57,537	48,914
Litigation-related expense	546	—
(Gain) loss on exchange of Exchangeable Senior Notes	(22)	118
Normalized FFO attributable to common stockholders (diluted)	58,061	49,032
Interest income on seller-financed note(1)	134	—
Stock-based compensation	4,829	4,379
Non-cash interest expense	326	307
Above-market lease amortization	23	23
AFFO attributable to common stockholders (diluted)	$63,373	$53,741
FFO per common share – diluted	$2.04	$1.86
Normalized FFO per common share – diluted	$2.06	$1.86
AFFO per common share – diluted	$2.25	$2.04
Weighted average common shares outstanding – basic	27,949,747	25,620,253
Restricted stock and RSUs	171,741	110,457
PSUs	—	102,333
Dilutive effect of Exchangeable Senior Notes	102,210	507,181
Weighted average common shares outstanding – diluted	28,223,698	26,340,224

(1)	Amount reflects the non-refundable interest paid on the seller-financed note issued to us by the buyer in connection with our disposition of a portfolio of four properties in southern California previously leased to affiliates of Vertical, which is recognized as a deposit liability and is included in other liabilities in our condensed consolidated balance sheet as of March 31, 2023, as the transaction did not qualify for recognition as a completed sale.

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

We continually evaluate the estimates and assumptions we use to prepare our consolidated financial statements. Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following critical accounting estimates discussion reflects what we believe are the most significant estimates and assumptions used in the preparation of our consolidated financial statements. This discussion of our critical accounting estimates is intended to supplement should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 “Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We depreciate buildings and improvements where we are considered the owner for accounting purposes based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment.

The determination of whether we are or the tenant is the owner of improvements for accounting purposes is subject to significant judgment. In making that determination, we consider numerous factors and perform a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include but are not limited to the following:

●	whether the lease agreement requires landlord approval of how the improvement allowance is spent prior to installation of the improvements;
●	whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the improvement allowance was spent on prior to payment by the landlord for such improvements;
●	whether the improvements are unique to the tenant or reusable by other tenants;
●	whether the tenant is permitted to alter or remove the improvements without the consent of the landlord or without compensating the landlord for any lost utility or diminution in fair value; and
●	whether the ownership of the improvements remains with the landlord or remains with the tenant at the end of the lease term.

When we conclude that we are the owner of improvements for accounting purposes using the factors discussed above, we record the cost to construct the improvements as our capital asset.

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

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the three months ended March 31, 2023 and 2022.

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

Interest Rate Risk

As of March 31, 2023, we had $300.0 million principal amount of Notes due 2026 and approximately $4.4 million principal amount of Exchangeable Senior Notes outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of a material weakness in our internal control over financial reporting as described below.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as previously filed and included in this Quarterly Report on Form 10-Q and such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and the results of its operations and its cash flows for the three-month period then ended, in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have determined that we did not design and maintain effective internal control over financial reporting related to management’s review and approval of requests for funding disbursements for improvements at the Company’s properties. Specifically, management’s controls are not designed at an appropriate level of precision to prevent or detect a material misstatement in a timely manner.

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

Remediation of Material Weakness

We are committed to the continuous improvement of our internal controls over financial reporting. We immediately commenced measures to remediate the identified material weakness. We have provided additional training to personnel regarding policies and procedures around construction projects and the necessary approvals of requests for funding disbursements in connection with qualifying property improvements at our properties. Our remediation efforts also include (1) enhancing the design of existing procedures and controls over the review and approval of funding requests for improvements; (2) providing additional training and developing tools to implement and monitor our policies and procedures; and (3) supplementing existing resources with the engagement of third-party construction consultants.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2022. The risks as described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

Federal and state banking regulators closed two U.S. banks in March 2023, and another U.S. bank in May 2023, with which we have no banking, financing or other business relationships, precipitating financial industry and capital markets turmoil centered on concerns about the stability and solvency of other banks and financial institutions and the attendant risk they may be closed and/or forced by governmental agencies into receivership or sale. The failure of other banks and financial institutions, if it occurs, could have a material adverse effect on our or our tenants’ liquidity or consolidated financial statements if we or our tenants have placed cash and cash equivalent deposits at such banks or financial institutions or have lending relationships with those banks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1+	Severance and Change of Control Agreement dated March 29, 2023 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and David Smith.(1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

By:	/s/ Paul Smithers
Paul Smithers
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ David Smith
David Smith
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated May 9, 2023