Form 10-Q
period 2023-06-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2023-08-03
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of August 3, 2023 there were 28,039,982 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

JUNE 30, 2023

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
Assets	2023	2022
Real estate, at cost:
Land	$142,524	$139,953
Buildings and improvements	2,081,731	2,010,628
Construction in progress	117,413	54,106
Total real estate, at cost	2,341,668	2,204,687
Less accumulated depreciation	(169,658)	(138,405)
Net real estate held for investment	2,172,010	2,066,282
Construction loan receivable	20,917	18,021
Cash and cash equivalents	92,602	87,122
Restricted cash	1,450	1,450
Investments	72,726	200,935
Right of use office lease asset	1,550	1,739
In-place lease intangible assets, net	8,675	9,105
Other assets, net	26,325	30,182
Total assets	$2,396,255	$2,414,836
Liabilities and stockholders’ equity
Exchangeable Senior Notes, net	$4,414	$6,380
Notes due 2026, net	295,772	295,115
Building improvements and construction funding payable	21,479	29,376
Accounts payable and accrued expenses	8,440	10,615
Dividends payable	51,080	50,840
Rent received in advance and tenant security deposits	58,482	58,716
Other liabilities	3,368	1,901
Total liabilities	443,035	452,943
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,040,054 and 27,972,830 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	2,076,357	2,065,248
Dividends in excess of earnings	(137,174)	(117,392)
Total stockholders’ equity	1,953,220	1,961,893
Total liabilities and stockholders’ equity	$2,396,255	$2,414,836

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rental (including tenant reimbursements)	$75,919	$69,995	$151,448	$134,109
Other	538	516	1,076	906
Total revenues	76,457	70,511	152,524	135,015

Expenses:
Property expenses	5,759	2,427	11,382	4,409
General and administrative expense	10,570	8,707	20,943	17,484
Depreciation and amortization expense	16,704	15,233	33,418	29,101
Total expenses	33,033	26,367	65,743	50,994
Income from operations	43,424	44,144	86,781	84,021
Interest and other income	2,317	581	4,550	638
Interest expense	(4,472)	(4,504)	(8,992)	(9,270)
(Loss) gain on exchange of Exchangeable Senior Notes	—	(7)	22	(125)
Net income	41,269	40,214	82,361	75,264
Preferred stock dividends	(338)	(338)	(676)	(676)
Net income attributable to common stockholders	$40,931	$39,876	$81,685	$74,588
Net income attributable to common stockholders per share (Note 8):
Basic	$1.45	$1.42	$2.89	$2.77
Diluted	$1.44	$1.42	$2.87	$2.75
Weighted-average shares outstanding:
Basic	27,981,517	27,850,561	27,965,720	26,741,568
Diluted	28,257,239	28,036,690	28,239,841	27,159,774

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended June 30, 2023						Three Months Ended June 30, 2022
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	28,034,999	$28	$2,071,473	$(127,363)	$1,958,147	$14,009	26,107,769	$26	$1,718,234	$(85,608)	$1,646,661
Net income	—	—	—	—	41,269	41,269	—	—	—	—	40,214	40,214
Issuance of unvested restricted stock, net of forfeitures	—	5,055	—	—	—	—	—	2,811	—	—	—	—
Exchange of Exchangeable Senior Notes	—	—	—	—	—	—	—	47,059	—	3,014	—	3,014
Net proceeds from sale of common stock	—	—	—	—	—	—	—	1,815,790	2	330,883	—	330,885
Preferred stock dividend	—	—	—	—	(338)	(338)	—	—	—	—	(338)	(338)
Common stock dividend	—	—	—	—	(50,742)	(50,742)	—	—	—	—	(49,101)	(49,101)
Stock-based compensation	—	—	—	4,884	—	4,884	—	—	—	4,437	—	4,437
Balances at end of period	$14,009	28,040,054	$28	$2,076,357	$(137,174)	$1,953,220	$14,009	27,973,429	$28	$2,056,568	$(94,833)	$1,975,772

	Six Months Ended June 30, 2023						Six Months Ended June 30, 2022
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	27,972,830	$28	$2,065,248	$(117,392)	$1,961,893	$14,009	25,612,541	$26	$1,672,882	$(75,218)	$1,611,699
Adjustment to opening balance upon adoption of ASU 2020-06 (Note 2)	—	—	—	—	—	—	—	—	—	(1,340)	728	(612)
Net income	—	—	—	—	82,361	82,361	—	—	—	—	75,264	75,264
Issuance of unvested restricted stock, net of forfeitures	—	35,024	—	(568)	—	(568)	—	15,174	—	(2,441)	—	(2,441)
Exchange of Exchangeable Senior Notes	—	32,200	—	1,964	—	1,964	—	412,901	—	26,665	—	26,665
Net proceeds from sale of common stock	—	—	—	—	—	—	—	1,932,813	2	351,986	—	351,988
Preferred stock dividend	—	—	—	—	(676)	(676)	—	—	—	—	(676)	(676)
Common stock dividend	—	—	—	—	(101,467)	(101,467)	—	—	—	—	(94,931)	(94,931)
Stock-based compensation	—	—	—	9,713	—	9,713	—	—	—	8,816	—	8,816
Balances at end of period	$14,009	28,040,054	$28	$2,076,357	$(137,174)	$1,953,220	$14,009	27,973,429	$28	$2,056,568	$(94,833)	$1,975,772

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$82,361	$75,264
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33,418	29,101
(Gain) loss on exchange of Exchangeable Senior Notes	(22)	125
Other non-cash adjustments	53	127
Stock-based compensation	9,713	8,816
Amortization of discounts on short-term investments	(2,621)	(513)
Amortization of debt discount and issuance costs	677	689
Changes in assets and liabilities
Other assets, net	3,549	2,568
Accounts payable, accrued expenses and other liabilities	(514)	(1,290)
Rent received in advance and tenant security deposits	(234)	7,094
Net cash provided by operating activities	126,380	121,981

Cash flows from investing activities
Purchases of investments in real estate	(34,906)	(129,562)
Funding of draws for improvements and construction	(111,457)	(291,408)
Funding of construction loan and other investments	(2,896)	(21,360)
Deposits in escrow for acquisitions	—	(600)
Purchases of short-term investments	(71,772)	(219,040)
Maturities of short-term investments	202,602	235,000
Net cash used in investing activities	(18,429)	(426,970)

Cash flows from financing activities
Issuance of common stock, net of offering costs	—	351,988
Dividends paid to common stockholders	(101,227)	(84,339)
Dividends paid to preferred stockholders	(676)	(676)
Taxes paid related to net share settlement of equity awards	(568)	(2,441)
Net cash (used in) provided by financing activities	(102,471)	264,532
Net increase (decrease) in cash, cash equivalents and restricted cash	5,480	(40,457)
Cash, cash equivalents and restricted cash, beginning of period	88,572	86,419
Cash, cash equivalents and restricted cash, end of period	$94,052	$45,962

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of interest capitalized	$8,337	$8,876
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$17,021	$31,210
Deposits applied for acquisitions	250	25
Accrual for common and preferred stock dividends declared	51,080	49,439
Exchange of Exchangeable Senior Notes for common stock	1,964	26,665
Operating lease liability for obtaining right of use asset	—	1,017

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

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

Reclassification. We have combined $705.3 million of “Tenant improvements” as of December 31, 2022, which represent building improvements in which we are considered to be the accounting owner, with “Building and improvements” in our consolidated balance sheets to conform to the current period presentation as of June 30, 2023. There was no change to “Total real estate, at cost”.

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

Amounts capitalized are depreciated over estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended June 30, 2023 and 2022, we recognized depreciation expense of approximately $16.5 million and $15.0 million, respectively, and for the six months ended June 30, 2023 and 2022, we recognized depreciation expense of approximately $33.0 million and $28.7 million, respectively. Depreciation expense relating to our real estate held for investment is included in depreciation and amortization expense in our condensed consolidated statements of income. We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office over the shorter of the estimated useful lives or the remaining lease term. Depreciation expense relating to our corporate assets is included in general and administrative expense in our condensed consolidated statements of income.

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

We define redevelopment properties as existing properties for which we expect to spend significant development and construction costs that are not reimbursements to tenants for improvements at the properties. When existing properties are determined to be redevelopment properties, the net carrying value of the buildings and improvements are transferred to construction in progress while the redevelopment activities are in process. During the six months ended June 30, 2023, we reclassified the net carrying value of the buildings and improvements totaling approximately $51.2 million to construction in progress relating to an existing property that was placed into redevelopment. Costs capitalized to construction in progress related to redevelopment properties are transferred to buildings and improvements at historical cost of the properties as the redevelopment project or phases of projects are placed in service.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the six months ended June 30, 2023 and 2022.

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

For the three months ended June 30, 2023, rental revenue recognized included the application of approximately $1.5 million of security deposits for rent with two tenants in connection with lease amendments. For the six months ended June 30, 2023, rental revenue recognized included the application of approximately $3.1 million of security deposits applied for rent with two tenants who were in default under their respective lease agreements and approximately $2.7 million of security deposits for rent with two tenants in connection with lease amendments.

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. In February 2023, we amended the construction loan to provide for, among other things: (1) the additional capital commitment of the borrower into the project of $1.0 million; (2) our agreement to fund an additional $4.5 million into the project; (3) an increase in the interest rate effective April 1, 2023; (4) an extension of the loan term to December 31, 2023; and (5) the provision of additional collateral from the borrower for the loan. Interest on the loan continued to accrue through March 31, 2023, with monthly payment of interest having commenced April 1, 2023. As of June 30, 2023, we had funded approximately $20.9 million of the $23.0 million total commitment.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2023 and December 31, 2022, approximately $79.7 million and $78.0 million, respectively, were invested in short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

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

Lease Accounting. We elected the practical expedient not to separate certain non-lease components from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately. We also elected the short-term lease exception for lessees for leases that are less than 12 months. As lessee, we recognized a liability to account for our future obligations and a corresponding right-of-use asset related to our corporate office lease. The lease liability was initially measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which was the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. In November 2021, we amended the lease to extend the term from April 2025 to January 2027 in connection with an expansion of the leased space which did not commence until February 2022. As a result of the lease amendment, we re-measured the lease liability relating to the existing lease space and measured the lease liability to the expansion space based on the present value of the respective future lease payments (excluding the extension option that we are not reasonably certain to exercise), discounted using the estimated incremental borrowing rate of 5.5%, which was the interest rate at that time that we estimate we would have had to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs or exchange any other consideration with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For both the three months ended June 30, 2023 and 2022, we recognized office lease expense of approximately $122,000, and for the six months ended June 30, 2023 and 2022, we recognized office lease expense of approximately $243,000 and $223,000, respectively, which are included in general and administrative expenses in our condensed consolidated statements of income. For the six months ended June 30, 2023 and 2022, amounts paid and classified as operating activities in our condensed consolidated statements of cash flows for the office lease were approximately $248,000 and $161,000, respectively.

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

Concentration of Credit Risk. As of June 30, 2023, we owned 108 properties located in 19 states and leased to 30 tenants. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and six months ended June 30, 2023 and 2022, including tenant reimbursements:

	For the Three Months Ended
	June 30, 2023
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	15%
Ascend Wellness Holdings, Inc. ("Ascend")	4	10%
Green Thumb Industries, Inc. ("GTI")	3	8%
Curaleaf Holdings, Inc. ("Curaleaf")	8	7%
Trulieve Cannabis Corp. ("Trulieve")	6	7%

	For the Six Months Ended
	June 30, 2023
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	15%
Ascend	4	10%
GTI	3	7%
SH Parent, Inc. ("Parallel")(1)	4	7%
Curaleaf	8	7%

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
		Percentage of		Percentage of
	Number of	Rental	Number of	Rental
	Leases	Revenue	Leases	Revenue
PharmaCann	11	13%	11	14%
Parallel	4	10%	4	10%
Ascend	4	10%	4	9%
Kings Garden Inc. ("Kings Garden")(2)	6	8%	6	8%
Trulieve	6	6%	6	7%
(1)Commencing in November 2022, Parallel defaulted on its obligations to pay rent at one of our Pennsylvania properties. In February 2023, Parallel defaulted on its obligations to pay rent at one of our Texas properties, and we regained possession of that property in March 2023. See Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements for more information. Excluding security deposits applied for payment of rent for Parallel at one property in Pennsylvania and one property in Texas of approximately $1.8 million and $395,000, respectively, Parallel would have represented 6% of our total rental revenues for the six months ended June 30, 2023.
(2)In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties it leases with us, and pursuant to a confidential, conditional settlement agreement executed on September 11, 2022 between us and Kings Garden, we terminated the leases for two properties that were in development or redevelopment as of June 30, 2023 and regained possession of those properties. See Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements for more information.

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of June 30, 2023, our largest property was located in New York and accounted for approximately 5.4% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of June 30, 2023. As of December 31, 2022, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2023, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of June 30, 2023, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,040,054 shares of common stock issued and outstanding.

In January 2023, we terminated the previously existing “at-the-market” offering program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. As of June 30, 2023, we had not sold any shares of common stock under the ATM Program.

During the six months ended June 30, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

4. Preferred Stock

As of June 30, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were 600,000 shares issued and outstanding of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the six months ended June 30, 2023:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 15, 2023	Common stock	$1.80	January 1, 2023 to March 31, 2023	April 14, 2023	$50,725
March 15, 2023	Series A preferred stock	$0.5625	January 15, 2023 to April 14, 2023	April 14, 2023	$338
June 15, 2023	Common stock	$1.80	April 1, 2023 to June 30, 2023	July 14, 2023	$50,742
June 15, 2023	Series A preferred stock	$0.5625	April 15, 2023 to July 14, 2023	July 14, 2023	$338

6. Investments in Real Estate

Acquisitions

The Company acquired the following properties during the six months ended June 30, 2023 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Susquehanna Street	Pennsylvania	February 15, 2023	58,000	$15,000	$26	$15,026
Boltonfield Street	Ohio	March 3, 2023	157,000	20,100	29	20,129	(2)
Total			215,000	$35,100	$55	$35,155	(3)

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to $21.9 million.
(3)	Approximately $2.6 million was allocated to land and approximately $32.6 million was allocated to building and improvements.

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023	December 31, 2022
In-place lease intangible assets	$9,979	$9,979
Accumulated amortization	(1,304)	(874)
In-place lease intangible assets, net	$8,675	$9,105

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our condensed consolidated statements of income was approximately $215,000 and $213,000 for the three months ended June 30, 2023 and 2022, respectively, and was approximately $430,000 and $411,000 for the six months ended June 30, 2023 and 2022, respectively. The weighted-average remaining amortization period of the acquired in-place leases was approximately 10.0 years, and the estimated annual amortization of the value of the acquired in-place leases as of June 30, 2023 is as follows (in thousands):

Year	Amount
2023 (six months ending December 31)	$430
2024	860
2025	860
2026	860
2027	860
Thereafter	4,805
Total	$8,675

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023	December 31, 2022
Above-market lease	$1,054	$1,054
Accumulated amortization	(141)	(95)
Above-market lease, net	$913	$959

The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of approximately 9.8 years. For the three months ended June 30, 2023 and 2022, the amortization of the above-market lease was approximately $23,000 in each period. For the six months ended June 30, 2023 and 2022, the amortization of the above-market lease was approximately $46,000 in each period.

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

In March 2023, we executed a lease amendment with Temescal Wellness of Massachusetts, LLC (“Temescal”) at our Massachusetts property, which (1) provided for temporary reduced base rent from April 2023 through January 2024 to be partially paid through application of security deposits, with pro rata payback of those security deposits over twelve months starting in February 2024; (2) extended the lease term; and (3) increased base rent for the remainder of the term of the lease.

New Lease

In June 2023, we executed a new long-term lease with a tenant at our property located at 68860 Perez Road in Cathedral City, California that was previously leased to Kings Garden, which is under construction as of June 30, 2023.

Capitalized Costs

During the six months ended June 30, 2023, we capitalized costs of approximately $101.8 million and funded approximately $111.5 million relating to improvements and construction activities at our properties.

Property Disposition

In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Medical Investor Holdings, LLC (“Vertical”) for $16.2 million (excluding transaction costs) and provided a secured loan for $16.1 million to the buyer of the properties. The loan matures on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $500,000 of the principal balance. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our condensed consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of June 30, 2023, we received interest payments of approximately $537,000. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of approximately $3.4 million and approximately $13.9 million, respectively, and accumulated depreciation of approximately $1.5 million as of June 30, 2023, remain on the condensed consolidated balance sheet, and the buildings and improvements continue to be depreciated.

Future Contractual Minimum Rent

Future contractual minimum rent (including base rent and property management fees) under the operating leases as of June 30, 2023 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2023 (six months ending December 31)	$143,487
2024	296,831
2025	305,564
2026	314,623
2027	323,953
Thereafter	4,167,236
Total	$5,551,694

7. Debt

Exchangeable Senior Notes

As of June 30, 2023, our Operating Partnership had outstanding approximately $4.4 million principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at June 30, 2023 was 16.74033 shares of our common stock per $1,000 principal amount of Notes and the exchange price at June 30, 2023 was approximately $59.74 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. At June 30, 2023, the if-exchanged value of the Exchangeable Senior Notes exceeded the principal amount by approximately $986,000.

During the six months ended June 30, 2023, we issued 32,200 shares of our common stock upon exchanges by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes. For the six months ended June 30, 2023, we recognized a gain on the exchange totaling approximately $22,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a net non-cash increase to our additional paid-in capital account of approximately $2.0 million for the six months ended June 30, 2023.

During the three and six months ended June 30, 2022, we issued 47,059 and 412,901 shares, respectively, of our common stock upon exchanges by holders of approximately $3.1 million and $26.9 million, respectively, of outstanding principal amount of our Exchangeable Senior Notes. We recognized a loss on the exchanges totaling approximately $7,000 and $125,000 for the three and six months ended June 30, 2022, respectively, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a non-cash increase to our additional paid-in capital account of approximately $3.0 million and $26.7 million for the three and six months ended June 30, 2022, respectively.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cash coupon	$42	$55	$99	$331
Amortization of issuance cost	8	13	20	71
Total interest expense	$50	$68	$119	$402

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$4,436	$6,436
Unamortized issuance cost	(22)	(56)
Carrying value	$4,414	$6,380

Accrued interest payable for the Exchangeable Senior Notes as of June 30, 2023 and December 31, 2022 was approximately $49,000 and $70,000, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

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

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cash coupon	$4,125	$4,125	$8,250	$8,250
Amortization of issuance cost	331	311	657	618
Capitalized interest	(34)	—	(34)	—
Total interest expense	$4,422	$4,436	$8,873	$8,868

The following table details the carrying value of our Notes due 2026 (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$300,000	$300,000
Unamortized issuance cost	(4,228)	(4,885)
Carrying value	$295,772	$295,115

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of June 30, 2023.

Accrued interest payable for the Notes due 2026 as of June 30, 2023 and December 31, 2022 was approximately $2.1 million and $2.1 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

The following table summarizes the principal payments on our outstanding indebtedness as of June 30, 2023 (in thousands):

Payments Due
by Year	Amount
2023 (six months ending December 31)	$—
2024	4,436
2025	—
2026	300,000
2027	—
Thereafter	—
Total	$304,436

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

Through June 30, 2023, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and six months ended June 30, 2023 and 2022 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 74,260 and 87,437 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three and six months ended June 30, 2023, respectively, and were included in the computation of diluted earnings per share. The 103,742 and 304,348 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three and six months ended June 30, 2022, respectively, and were included in the computation of diluted earnings per share.

For the three and six months ended June 30, 2023 and 2022, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of the respective dates (see Note 10 for further discussion of PSUs).

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$41,269	$40,214	$82,361	$75,264
Preferred stock dividends	(338)	(338)	(676)	(676)
Distribution to participating securities	(373)	(207)	(734)	(409)
Net income attributable to common stockholders used to compute net income per share – basic	40,558	39,669	80,951	74,179
Dilutive effect of Exchangeable Senior Notes	50	68	119	402
Net income attributable to common stockholders used to compute net income per share – diluted	$40,608	$39,737	$81,070	$74,581

Weighted-average common shares outstanding:
Basic	27,981,517	27,850,561	27,965,720	26,741,568
Restricted stock and RSUs	201,462	82,387	186,684	113,858
Dilutive effect of Exchangeable Senior Notes	74,260	103,742	87,437	304,348
Diluted	28,257,239	28,036,690	28,239,841	27,159,774
Net income attributable to common stockholders per share:
Basic	$1.45	$1.42	$2.89	$2.77
Diluted	$1.44	$1.42	$2.87	$2.75

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

The following table presents the carrying value and approximate fair value of financial instruments at June 30, 2023 and December 31, 2022 (in thousands):

	At June 30, 2023		At December 31, 2022

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$72,726	$72,550	$200,935	$200,715
Exchangeable Senior Notes(2)	$4,414	$5,476	$6,380	$10,282
Notes due 2026(2)	$295,772	$253,395	$295,115	$264,234
Construction Loan(3)	$20,917	$25,350	$18,021	$20,167
(1)	Short-term investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market.
(3)	The construction loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At June 30, 2023 and December 31, 2022, the expected market yield used to determine fair value was 25%. Changes in market yields may change the fair value of the construction loan. Generally, an increase in market yields may result in a decrease in the fair value of the construction loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the construction loan may fluctuate from period to period. Additionally, the fair value of the construction loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.

As of June 30, 2023 and December 31, 2022, cash equivalent instruments consisted of approximately $79.7 million and $78.0 million, respectively, in short-term money market funds that were measured using the net asset value per share that have not been classified using the fair value hierarchy. The fund invests primarily in short-term U.S. Treasury and government securities. Short-term investments consisting of certificate of deposits and obligations of the U.S. government are stated at amortized cost, which approximates their relative fair values due to the short-term maturities and market rates of interest of these instruments.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the six months ended June 30, 2023 is included in the table below:

		Weighted-
	Unvested	Average
	Restricted	Grant Date Fair
	Stock	Value
Balance at December 31, 2022	34,026	$181.08
Granted	35,565	$110.88
Vested	(9,154)	$187.00
Forfeited(1)	(5,596)	$115.01
Balance at March 31, 2023	54,841	$141.31
Granted	5,055	$71.23
Vested	(2,811)	$128.11
Balance at June 30, 2023	57,085	$135.75
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of approximately $6.1 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 2.0 years as of June 30, 2023. The fair value of restricted stock that vested during the six months ended June 30, 2023 was approximately $1.7 million.

The following table summarizes our RSU activity for the six months ended June 30, 2023. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock Units	Value
Balance at December 31, 2022	83,677	$144.30
Granted	61,785	$103.60
Balance at March 31, 2023	145,462	$127.01
Granted	4,494	$71.23
Balance at June 30, 2023	149,956	$125.34

The remaining unrecognized compensation cost of approximately $8.6 million for RSU awards is expected to be recognized over an amortization period of approximately 2.1 years as of June 30, 2023.

In January 2021 and 2022, we issued 70,795 and 102,641 “target” PSUs, respectively, to a select group of officers, which vest and are settled in shares of common stock based on the Company’s total stockholder return over a performance period of approximately three years from the grant date.

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable Performance Period. For both the three and six months ended June 30, 2023 and 2022, we recognized stock-based compensation expense of approximately $2.7 million and $5.3 million, respectively, relating to PSU awards. As of June 30, 2023, the remaining unrecognized compensation cost of approximately $12.0 million relating to PSU awards is expected to be recognized over the remaining Performance Period of approximately 1.4 years.

As measured as of June 30, 2023, the performance thresholds for the vesting of the PSUs were not met for any of the applicable awards.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our condensed consolidated balance sheet as of June 30, 2023 is presented in the table below (in thousands):

Year	Amount
2023 (six months ending December 31)	$249
2024	511
2025	526
2026	543
2027	45
Total future contractual lease payments	1,874
Effect of discounting	(192)
Office lease liability	$1,682

Improvement Allowances. As of June 30, 2023, we had approximately $29.6 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Loan. As of June 30, 2023, we had approximately $2.1 million of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California. The developer is required to complete construction by December 31, 2023, subject to extension in certain circumstances.

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

On September 29, 2022, an Amended Class Action complaint was filed under the same Case Number, adding as defendants Alan D. Gold and Benjamin C. Regin, and asserting causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. On December 1, 2022, defendants moved to dismiss the Amended Class Action Complaint; on January 25, 2023, plaintiff responded to defendants’ motion to dismiss the Amended Class Action Complaint; and on March 6, 2023 defendants replied to plaintiff’s response. The court has not issued a ruling. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Derivative Action Lawsuit

On July 26, 2022, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., and was filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against the directors and certain officers of the Company.  The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On September 6, 2022, the defendants in this action filed a Consent Motion to Stay the Proceedings, which was granted on October 11, 2022. On September 28, 2022, a second derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Karen Drover, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, Defendants, and Innovative Industrial Properties Inc., Nominal Defendant, Case Number 24-C-22-004243, and filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, and seeks actions to reform and improve the Company, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On October 19, 2022, the parties to both cases filed a Joint Motion to Consolidate Related Shareholder Derivative Actions and to Appoint Lead and Liaison Counsel for plaintiffs, which was granted on December 16, 2022, along with a stay in the lawsuit pending a ruling on the defendants’ motion to dismiss the federal class action lawsuit described above. On April 17, 2023, a third derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Ross Weintraub, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracie Hager, Gary Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-00737-GLR, and filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty and violations of Section 14(a) of the Exchange Act, and seeks an undetermined amount of damages, equitable relief, and attorneys’ fees and costs. Defendants in this action filed a Consent Motion to Stay the Proceeding, which was granted on April 17, 2023. On June 5, 2023, a fourth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Franco DeBlasio, on behalf of Gerich Melenth Nin (GMN) LP, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Alan D. Gold, Tracie J. Hager, Benjamin C. Regin, Andy Bui, Gary A. Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-01513-GLR, and filed in the United States District Court for the District of Maryland. The Company intends to vigorously defend each of these lawsuits. However, at this time, the Company cannot predict the probable outcome of these actions, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements. On July 19, 2023, the United States Court for the District of Maryland consolidated Case Nos. 1:23-cv-00737-GLR and 1:23-cv-01513-GLR with case number 1:23-cv-00737-GLR as the lead case, and kept the stay in place.

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

On July 25, 2022, IIP-CA 2 LP filed a lawsuit against Kings Garden. The case was named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation, and JM Endeavors, Inc., a California corporation, and was filed in the Superior Court of the State of California. The lawsuit asserts claims for breach of contract, declaratory relief, and injunctive relief. On August 2, 2022, the case was amended to be named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation,  JM Endeavors, Inc., a California corporation, Michael King, an individual, Gary LaSalle, an individual, Charles Kieley, an individual, and Laurie Kibby, an individual, and to include claims relating to construction at the expansion project and the property that was under redevelopment as of June 30, 2022 for breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conversion, theft by false pretenses, money had and received, and violations of the Racketeer Influenced and Corrupt Organization Act (18 U.S.C. Section 1962(c)). The amount related to these project costs reported in construction in progress as of June 30, 2023 and December 31, 2022 was approximately $33.1 million and $33.2 million, respectively.

On September 11, 2022, the parties to the lawsuit entered into a confidential, conditional settlement agreement pertaining to matters related to the lawsuit. Pursuant to the conditional settlement agreement, as of June 30, 2023, the Company received a total of $15.6 million in partial settlement payments from Kings Garden, which was accounted for as a reduction to net real estate held for investment on our condensed consolidated balance sheets. Of the six properties previously leased to Kings Garden, four were operational, with an expansion project at one of those properties, and the other two properties were in development or redevelopment as of December 31, 2022 and June 30, 2023. In connection with the conditional settlement agreement, the Company terminated leases and regained possession of the two properties that were in development or redevelopment as of December 31, 2022.

Out of the amounts included in construction in progress at June 30, 2023, we are in the process of investigating additional costs paid of approximately $9.6 million to determine whether these are potential overpayments. Although there is at least a reasonable possibility that a loss may have been incurred in connection with the default by Kings Garden and the related construction projects, as of June 30, 2023, we are unable to make such an estimate.

On February 14, 2023, Kings Garden filed an Arbitration Demand related to the interpretation of the confidential, conditional settlement agreement between the parties that concerns certain terms governing (along with the relevant lease) the assignment of one of the Kings Garden leases. The Company filed a Response to Kings Garden’s Arbitration Demand, Affirmative Defenses and Counter-Claim on March 1, 2023 (the “Counter-Claim”). Kings Garden filed an answer to the Counter-Claim on March 15, 2023. An emergency hearing was conducted on April 13, 2023, pursuant to which the arbitrator denied Kings Garden’s Motion for Interim Relief, and established timeframes and procedures for the arbitration. In July 2023, the Company filed a motion for leave to amend its Counter-Claims. A hearing before the arbitrator is scheduled for August 17, 2023.

Parallel Pennsylvania Litigation

On February 6, 2023, IIP-PA 8 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Goodblend Pennsylvania LLC, as tenant, and Parallel, as guarantor, in the Court of Common Pleas of Allegheny County, Pennsylvania, regarding the lease and related guaranty for one of the Company’s properties located in Pennsylvania. The lawsuit asserts claims for breach of contract by the tenant and guarantor and ejectment. Goodblend Pennsylvania LLC and Parallel filed preliminary objections to the lawsuit on March 3, 2023.  IIP-PA 8 LLC filed its response to Goodblend Pennsylvania LLC’s and Parallel’s preliminary objections on March 23, 2023. The Court issued an Order on June 13, 2023 denying Goodblend Pennsylvania LLC’s and Parallel’s preliminary objections and directing Goodblend Pennsylvania LLC and Parallel to file an answer to the complaint.  On June 9, 2023, IIP-PA 8 LLC filed a Motion for a Trial Date, which is scheduled to be heard on September 6, 2023.  Goodblend Pennsylvania LLC and Parallel have filed a joint answer to the complaint requesting that the complaint be dismissed.

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

Green Peak Michigan Litigation

On February 2, 2023, IIP-MI 1 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Green Peak Industries, Inc. (“Green Peak”), as tenant, in 56-A District Court of the State of Michigan, regarding the lease for one of the Company’s properties located in Michigan, asserting claim for possession. On February 22, 2023, IIP-MI 1 LLC filed a subsequent lawsuit against Green Peak and Tropics LP (“SAF Entity 2”) in the 56th Circuit Court of the State of Michigan, regarding the same lease, asserting claims against Green Peak for breach of contract, unjust enrichment, and innocent misrepresentation, against SAF Entity 2 for tortious interference with contract, and against both Green Peak and SAF Entity 2 for civil conspiracy. On March 3, 2023, a stipulated order appointing a receiver over substantially all of Green Peak’s assets was entered in the Circuit Court of Ingham County, Michigan.

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

12. Subsequent Events

In July 2023, we amended our lease with a subsidiary of 4Front Ventures Corp. at one of our Illinois properties, pursuant to which, among other things, we agreed to apply a portion of the security deposit that we hold under the lease to pay one-half of the monthly installments of base rent due from the tenant, commencing on August 1, 2023 and continuing through November 30, 2023, which the tenant is then required to repay over a 12-month period commencing on January 1, 2024.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in Part II, Item 1A below. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company’s consolidated financial condition, results of operations and cash flows. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s condensed consolidated financial statements and accompanying notes.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of June 30, 2023, we had 22 full-time employees.

As of June 30, 2023, we owned 108 properties comprising approximately 8.9 million square feet (including approximately 1.6 million rentable square feet under development/redevelopment) in 19 states. As of June 30, 2023, we had invested approximately $2.3 billion in the aggregate (consisting of purchase price and funding of draws for construction funding and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional approximately $50.2 million to fund draws to certain tenants and sellers for construction and improvements at our properties. Of the approximately $50.2 million committed to fund draws to certain tenants and sellers for construction and improvements at our properties, approximately $20.6 million was incurred but not funded as of June 30, 2023. These statistics do not include a $23.0 million loan commitment from us to a developer for construction of a regulated cannabis cultivation and processing facility in California, of which we have funded approximately $20.9 million as of June 30, 2023.

Of these properties, we include 103 properties in our operating portfolio, which were 99.9% leased to state-licensed cannabis operators as of June 30, 2023, with a weighted-average remaining lease term of approximately 14.9 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $1.5 million of security deposits applied for payment of rent for our leases with Holistic and Temescal) was approximately 97% for the three months ended June 30, 2023. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $5.8 million of security deposits applied for payment of rent for our leases with Green Peak, Parallel, Holistic and Temescal) was approximately 98% for the six months ended June 30, 2023, respectively. As of June 30, 2023, we had fully applied approximately $909,000 of security deposit for payment of rent for one of our former leases with Green Peak and fully applied approximately $2.2 million of security deposits for payment of rent for a former lease with Parallel in Texas and a lease with Parallel in Pennsylvania.

We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of June 30, 2023, and together are expected to comprise approximately 715,000 rentable square feet upon completion of development/redevelopment):

●	Inland Center Drive in San Bernardino, California;
●	Perez Road in Cathedral City, California (pre-leased);
●	63795 19th Avenue in Palm Springs, California;
●	Leah Avenue in San Marcos, Texas; and
●	Davis Highway in Windsor, Michigan.

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

The success of our tenants in operating their businesses and their ability to pay rent continues to be significantly influenced by many challenges including the impact of inflation, labor shortages, supply chain constraints on their cost of doing business, and the U.S. consumer financial health. Additionally, market dynamics and the regulatory regime in the states where they operate create challenges that may impact our tenants’ businesses and/or decrease future demand for regulated cannabis cultivation and production facilities. The potential impact of current economic challenges on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

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

Reduced Capital Availability for Tenants and the Company

For the past several months, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in the spring of 2022 and continued uncertainty regarding monetary policy. Driven in part by overall macroeconomic conditions, both capital availability and mergers and acquisitions activity have significantly declined for regulated cannabis operators.

Capital raising activities by U.S. REITs have also experienced steep declines, including significantly reduced capital availability for our company.

Significant Tenants and Concentrations of Risk

As of June 30, 2023, we owned 108 properties located in 19 states leased to 30 tenants. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At June 30, 2023, our largest property was located in New York and accounted for approximately 5.4% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at June 30, 2023. See Note 2 in the notes to the condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and six months ended June 30, 2023.

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

Results of Operations

Investments in Real Estate

See Note 6 in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the six months ended June 30, 2023. In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Vertical for $16.2 million (excluding transaction costs) with a secured loan for $16.1 million with the buyer of the properties. The transaction did not qualify for recognition as a completed sale since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred. All consideration received, as well as any future payments, from the buyer is recognized as a deposit liability and is included in other liabilities on our condensed consolidated balance sheet until such time the criteria for recognition as a sale have been met. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of approximately $3.4 million and approximately $13.9 million, respectively, and accumulated depreciation of approximately $1.5 million as of June 30, 2023, remain on the condensed consolidated balance sheet, and the buildings and improvements continue to be depreciated. During the three and six months ended

June 30, 2023, we received cash interest payments of approximately $403,000 and $537,000, respectively, which has been recorded as a liability as of June 30, 2023.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rental (including tenant reimbursements)	$75,919	$69,995	$151,448	$134,109
Other	538	516	1,076	906
Total revenues	76,457	70,511	152,524	135,015

Expenses:
Property expenses	5,759	2,427	11,382	4,409
General and administrative expense	10,570	8,707	20,943	17,484
Depreciation and amortization expense	16,704	15,233	33,418	29,101
Total expenses	33,033	26,367	65,743	50,994
Income from operations	43,424	44,144	86,781	84,021
Interest and other income	2,317	581	4,550	638
Interest expense	(4,472)	(4,504)	(8,992)	(9,270)
(Loss) gain on exchange of Exchangeable Senior Notes	—	(7)	22	(125)
Net income	41,269	40,214	82,361	75,264
Preferred stock dividends	(338)	(338)	(676)	(676)
Net income attributable to common stockholders	$40,931	$39,876	$81,685	$74,588

Revenues.

Rental Revenues. Rental revenues for the three months ended June 30, 2023 increased by approximately $5.9 million, or 8%, to approximately $75.9 million, compared to approximately $70.0 million for the three months ended June 30, 2022. The increase in rental revenues was generated by properties we acquired in prior periods, including contractual rent escalations. Rental revenues for the three months ended June 30, 2023 included the partial application of approximately $1.2 million of security deposits for payment of rent for two of our leases with Holistic in accordance with lease amendments executed with Holistic in January 2023 and the partial application of $300,000 of security deposits for payment of rent for one lease with Temescal in accordance with a lease amendment we executed with Temescal in March 2023 (see Note 6 in the notes to the condensed consolidated financial statements for information). Rental revenues for the three months ended June 30, 2023 and 2022 included approximately $5.4 million and $2.5 million, respectively, of tenant reimbursements for property insurance premiums and property taxes.

Rental revenues during the three months ended June 30, 2023 were negatively impacted by non-collection of rent during the quarter from properties in our operating portfolio totaling approximately $2.2 million primarily related to contractual base rents and property management fees from two tenants, Parallel and Green Peak.

Rental revenues for the six months ended June 30, 2023 increased by approximately $17.3 million, or 13%, to approximately $151.4 million, compared to approximately $134.1 million for the six months ended June 30, 2022. Approximately $15.4 million increase in rental revenues was generated primarily by properties we acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvement allowances and construction funding at existing properties that resulted in adjustments to rent. The remaining $1.9 million of the increase in rental revenues was generated by properties acquired during the six months ended June 30, 2023. Rental revenues for the six months ended June 30, 2023 included the full application of approximately $909,000 of security deposit for payment of rent for one of our former leases with Green Peak, the full application of approximately $2.2 million of security deposits for payment of rent for a former lease with Parallel in Texas and an existing lease with Parallel in Pennsylvania, partial application of approximately $2.4 million of security deposits for payment of rent for two of our leases with Holistic in accordance with lease amendments executed with Holistic in January 2023 and the partial application of $300,000 of security deposit for payment of rent for one lease with Temescal in accordance with a lease amendment executed with Temescal in March 2023 (see Note 6 in the notes to the condensed consolidated financial statements for information). Rental revenues for the six months ended June 30, 2023 and 2022 included approximately $10.6 million and $4.4 million, respectively, of tenant reimbursements for property insurance premiums and property taxes.

Rental revenues during the six months ended June 30, 2023 were negatively impacted by non-collection of rent during the period from properties in our operating portfolio totaling approximately $3.6 million (including approximately $3.5 million of contractual base rents and property management fees and approximately $143,000 of tenant reimbursements for property insurance premiums and property taxes) from three tenants, Green Peak, affiliates of Vertical and Parallel.

Other Revenues. Other revenues for the three and six months ended June 30, 2023 and 2022 consisted of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting.

Expenses.

Property Expenses. Property expenses for the three and six months ended June 30, 2023 increased by approximately $3.4 million and approximately $7.0 million compared to the three and six months ended June 30, 2022. The increase was primarily due to new property acquisitions and additional investment in existing properties which resulted in higher property insurance premiums and property taxes that we paid for our properties. Property expenses are generally reimbursable to us by the tenants under the terms of the leases.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2023 increased by approximately $1.9 million to approximately $10.6 million, compared to approximately $8.7 million for the three months ended June 30, 2022. General and administrative expense for the six months ended June 30, 2023 increased by approximately $3.4 million to approximately $20.9 million, compared to approximately $17.5 million for the six months ended June 30, 2022. The increase in general and administrative expense was primarily due to approximately $749,000 and approximately $1.4 million in litigation-related expense incurred during the three and six months ended June 30, 2023 related to matters described in Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements included in this report, higher compensation to employees, the hiring of additional employees, higher public company costs and occupancy costs. Compensation expense for the three and six months ended June 30, 2023 included approximately $4.9 million and $9.7 million, respectively, of non-cash stock-based compensation. Compensation expense for the three and six months ended June 30, 2022 included approximately $4.4 million and $8.8 million, respectively, of non-cash stock-based compensation.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense was related to depreciation on properties that we acquired and the placement into service of construction and improvements at certain of our properties.

Interest and Other Income. Interest and other income for the three months ended June 30, 2023 increased by approximately $1.7 million compared to the three months ended June 30, 2022. Interest and other income for the six months ended June 30, 2023 increased by approximately $3.9 million compared to the six months ended June 30, 2022. The increase in both periods was due to higher interest rates on our interest-bearing investments and approximately $545,000 of interest received on our construction loan during the three months ended June 30, 2023.

Interest Expense. Interest expense consists of interest on our Exchangeable Senior Notes and our Notes due 2026. Interest expense for the three months ended June 30, 2023 and 2022 included approximately $339,000 and $324,000, respectively, of non-cash interest expense. Interest expense for the six months ended June 30, 2023 and 2022 included approximately $677,000 and $689,000, respectively, of non-cash interest expense. Interest expense for the six months ended June 30, 2023 decreased by approximately $278,000 compared to the six months ended June 30, 2022 due to exchanges of approximately $26.9 million outstanding principal amount of our Exchangeable Senior Notes during the year ended December 31, 2022, and also due to the exchanges of $2.0 million outstanding principal amount of our Exchangeable Senior Notes and capitalization of approximately $34,000 of interest during the six months ended June 30, 2023.

Cash Flows

Comparison of the Six Months Ended June 30, 2023 and 2022 (in thousands)

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$126,380	$121,981	$4,399
Net cash used in investing activities	(18,429)	(426,970)	408,541
Net cash (used in) provided by financing activities	(102,471)	264,532	(367,003)
Ending cash, cash equivalents and restricted cash	94,052	45,962	48,090

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2023 and 2022 were approximately $126.4 million and $122.0 million, respectively. Cash flows provided by operating activities were generally from contractual rent from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2023 were approximately $18.4 million, of which approximately $149.3 million related to investments in real estate and funding of draws for a portion of the improvement allowances, construction funding at our properties and other investments, partially offset by approximately $130.9 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the six months ended June 30, 2022 were approximately $427.0 million, of which approximately $442.9 million related to investments in real estate and funding of draws for a portion of the improvement allowances, construction funding at our properties and other investments, partially offset by approximately $15.9 million related to net maturities of short-term investments.

Financing Activities

Net cash used in financing activities of approximately $102.5 million during the six months ended June 30, 2023 was the result of dividend payments of approximately $101.9 million to common and preferred stockholders and approximately $568,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

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

As of June 30, 2023, we owned 108 properties. Of these properties, the 103 properties in our operating portfolio were 99.9% leased to state-licensed cannabis operators, with a weighted-average remaining lease term of approximately 14.9 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $1.5 million of security deposits applied for payment of rent for our leases with Holistic and Temescal) was approximately 97% for the three months ended June 30, 2023. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $5.8 million of security deposits applied for payment of rent for our leases with Green Peak, Parallel, Holistic and Temescal) was approximately 98% for the six months ended June 30, 2023. As of June 30, 2023, we had fully applied approximately $909,000 of security deposit for payment of rent for one of our former leases with Green Peak and fully applied approximately $2.2 million of security deposits for payment of rent for a former lease with Parallel in Texas and a lease with Parallel in Pennsylvania.

In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties that Kings Garden leases from us. Two of our properties, which were previously leased to Kings Garden, and an expansion project at a property where Kings Garden continues to occupy the property pursuant to a confidential, contingent settlement agreement, were under development as of June 30, 2023. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and Green Peak defaulted on its obligations to pay rent at one our properties in Michigan. In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas. In March 2023, a receiver was appointed over substantially all of Green Peak’s assets.

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

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us and all of the direct and indirect subsidiaries of the Operating Partnership, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of June 30, 2023. Subject to the terms of the indenture, any new subsidiary of the Operating Partnership will also guarantee the Notes due 2026. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

During the six months ended June 30, 2023, we issued 32,200 shares, respectively, of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

In January 2023, we terminated the previously existing “at-the-market” offering program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. As of June 30, 2023, we had not sold any shares of common stock under the ATM Program.

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

The following table describes the dividends declared by the Company during the six months ended June 30, 2023:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 15, 2023	Common stock	$1.80	January 1, 2023 to March 31, 2023	April 14, 2023	$50,725
March 15, 2023	Series A preferred stock	$0.5625	January 15, 2023 to April 14, 2023	April 14, 2023	$338
June 15, 2023	Common stock	$1.80	April 1, 2023 to June 30, 2023	July 14, 2023	$50,742
June 15, 2023	Series A preferred stock	$0.5625	April 15, 2023 to July 14, 2023	July 14, 2023	$338

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2023 (in thousands):

Payments Due		Exchangeable
by Year	Notes due 2026	Senior Notes	Interest	Office Rent	Total
2023 (six months ending December 31)	$—	$—	$8,333	$249	$8,582
2024	—	4,436	16,523	511	21,470
2025	—	—	16,500	526	17,026
2026	300,000	—	6,646	543	307,189
2027	—	—	—	45	45
Total	$300,000	$4,436	$48,002	$1,874	$354,312

Additionally, as of June 30, 2023, we had approximately $29.6 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. As of June 30, 2023, we also had approximately $2.1 million outstanding in commitments to fund a construction loan, which the developer is required to complete by December 31, 2023, subject to extension in certain circumstances. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

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

For the three and six months ended June 30, 2023, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 74,260 and 87,437 shares for the three and six months ended June 30, 2023, respectively, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three and six months ended June 30, 2022, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 103,742 shares and 304,348 shares for the three and six months ended June 30, 2022, respectively, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three and six months ended June 30, 2023 and 2022, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of the respective periods.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$40,931	$39,876	$81,685	$74,588
Real estate depreciation and amortization	16,704	15,233	33,418	29,101
FFO attributable to common stockholders (basic)	57,635	55,109	115,103	103,689
Cash and non-cash interest expense on Exchangeable Senior Notes	50	68	119	402
FFO attributable to common stockholders (diluted)	57,685	55,177	115,222	104,091
Financing expense	—	104	—	104
Litigation-related expense	670	119	1,216	119
Loss (gain) on exchange of Exchangeable Senior Notes	—	7	(22)	125
Normalized FFO attributable to common stockholders (diluted)	58,355	55,407	116,416	104,439
Interest income on seller-financed note(1)	403	—	537	—
Stock-based compensation	4,884	4,437	9,713	8,816
Non-cash interest expense	331	311	657	618
Above-market lease amortization	23	23	46	46
AFFO attributable to common stockholders (diluted)	$63,996	$60,178	$127,369	$113,919
FFO per common share – diluted	$2.04	$1.97	$4.08	$3.83
Normalized FFO per common share – diluted	$2.07	$1.98	$4.12	$3.85
AFFO per common share – diluted	$2.26	$2.15	$4.51	$4.19
Weighted average common shares outstanding – basic	27,981,517	27,850,561	27,965,720	26,741,568
Restricted stock and RSUs	201,462	82,387	186,684	113,858
Dilutive effect of Exchangeable Senior Notes	74,260	103,742	87,437	304,348
Weighted average common shares outstanding – diluted	28,257,239	28,036,690	28,239,841	27,159,774

(1)	Amount reflects the non-refundable interest paid on the seller-financed note issued to us by the buyer in connection with our disposition of a portfolio of four properties in southern California previously leased to affiliates of Vertical, which is recognized as a deposit liability and is included in other liabilities in our condensed consolidated balance sheet as of June 30, 2023, as the transaction did not qualify for recognition as a completed sale.

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

We continually evaluate the estimates and assumptions we use to prepare our consolidated financial statements. Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following critical accounting estimates discussion reflects what we believe are the most significant estimates and assumptions used in the preparation of our consolidated financial statements. This discussion of our critical accounting estimates is intended to supplement and should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 “Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the three and six months ended June 30, 2023 and 2022.

Stock-Based Compensation

Compensation cost for all share-based awards requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using Monte Carlo simulation pricing models that require the input of assumptions, including judgments to estimate expected stock price volatility, risk-free interest rate, and discount for post vesting restriction. The expected share price volatility was based on the historical volatility of our shares of common stock over a period of approximately the applicable performance periods. The risk-free interest rate was based on the zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the applicable valuation date. The discount for the post vesting restriction was estimated using the Finnerty model.

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

Interest Rate Risk

As of June 30, 2023, we had $300.0 million principal amount of Notes due 2026 and approximately $4.4 million principal amount of Exchangeable Senior Notes outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

Our investments in short-term money market funds, certificates of deposit and short-term investments in obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are less sensitive to market fluctuations than a portfolio of long-term securities. Accordingly, we believe that a significant change in interest rates would not have a material effect on the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of a material weakness in our internal control over financial reporting as described below.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as previously filed and included in this Quarterly Report on Form 10-Q and such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and the results of its operations and its cash flows for the three and six-months period then ended, in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect our business, financial condition and/or results of operations. Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The risks as described in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1*	Certificate of Formation of IIP-MO 1 LLC.
10.1*	Limited Liability Company Agreement of IIP-MO 1 LLC.
22.1*	List of Subsidiary Guarantors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated August 3, 2023