Form 10-Q
period 2023-09-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2023-11-02
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of November 2, 2023 there were 28,039,830 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

SEPTEMBER 30, 2023

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
Assets	2023	2022
Real estate, at cost:
Land	$142,524	$139,953
Buildings and improvements	2,100,662	2,010,628
Construction in progress	107,772	54,106
Total real estate, at cost	2,350,958	2,204,687
Less accumulated depreciation	(186,121)	(138,405)
Net real estate held for investment	2,164,837	2,066,282
Construction loan receivable	21,556	18,021
Cash and cash equivalents	117,034	87,122
Restricted cash	1,450	1,450
Investments	41,885	200,935
Right of use office lease asset	1,453	1,739
In-place lease intangible assets, net	8,460	9,105
Other assets, net	32,748	30,182
Total assets	$2,389,423	$2,414,836
Liabilities and stockholders’ equity
Liabilities:
Exchangeable Senior Notes, net	$4,423	$6,380
Notes due 2026, net	296,107	295,115
Building improvements and construction funding payable	12,724	29,376
Accounts payable and accrued expenses	13,631	10,615
Dividends payable	51,079	50,840
Rent received in advance and tenant security deposits	59,120	58,716
Other liabilities	3,670	1,901
Total liabilities	440,754	452,943
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,039,830 and 27,972,830 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	2,081,291	2,065,248
Dividends in excess of earnings	(146,659)	(117,392)
Total stockholders’ equity	1,948,669	1,961,893
Total liabilities and stockholders’ equity	$2,389,423	$2,414,836

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rental (including tenant reimbursements)	$77,286	$70,345	$228,734	$204,454
Other	540	538	1,616	1,444
Total revenues	77,826	70,883	230,350	205,898

Expenses:
Property expenses	6,318	2,823	17,700	7,232
General and administrative expense	10,981	10,804	31,924	28,288
Depreciation and amortization expense	16,678	15,900	50,096	45,001
Total expenses	33,977	29,527	99,720	80,521
Income from operations	43,849	41,356	130,630	125,377
Interest and other income	2,075	773	6,625	1,411
Interest expense	(4,330)	(4,513)	(13,322)	(13,783)
Gain (loss) on exchange of Exchangeable Senior Notes	—	—	22	(125)
Net income	41,594	37,616	123,955	112,880
Preferred stock dividends	(338)	(338)	(1,014)	(1,014)
Net income attributable to common stockholders	$41,256	$37,278	$122,941	$111,866
Net income attributable to common stockholders per share (Note 8):
Basic	$1.46	$1.33	$4.36	$4.10
Diluted	$1.45	$1.32	$4.32	$4.06
Weighted-average shares outstanding:
Basic	27,983,004	27,938,568	27,971,544	27,144,953
Diluted	28,265,605	28,157,934	28,248,054	27,496,151

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended September 30, 2023						Three Months Ended September 30, 2022
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	28,040,054	$28	$2,076,357	$(137,174)	$1,953,220	$14,009	27,973,429	$28	$2,056,568	$(94,833)	$1,975,772
Net income	—	—	—	—	41,594	41,594	—	—	—	—	37,616	37,616
Forfeitures of unvested restricted stock, net of issuance	—	(224)	—	—	—	—	—	—	—	—	—	—
Exchange of Exchangeable Senior Notes	—	—	—	—	—	—	—	265	—	17	—	17
Payment of common stock offering costs	—	—	—	—	—	—	—	—	—	(28)	—	(28)
Preferred stock dividends	—	—	—	—	(338)	(338)	—	—	—	—	(338)	(338)
Common stock dividends	—	—	—	—	(50,741)	(50,741)	—	—	—	—	(50,503)	(50,503)
Stock-based compensation	—	—	—	4,934	—	4,934	—	—	—	4,379	—	4,379
Balances at end of period	$14,009	28,039,830	$28	$2,081,291	$(146,659)	$1,948,669	$14,009	27,973,694	$28	$2,060,936	$(108,058)	$1,966,915

	Nine Months Ended September 30, 2023						Nine Months Ended September 30, 2022
	Series A	Shares of		Additional	Dividends in	Total	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In	Excess of	Stockholders’	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	27,972,830	$28	$2,065,248	$(117,392)	$1,961,893	$14,009	25,612,541	$26	$1,672,882	$(75,218)	$1,611,699
Adjustment to opening balance upon adoption of ASU 2020-06 (Note 2)	—	—	—	—	—	—	—	—	—	(1,340)	728	(612)
Net income	—	—	—	—	123,955	123,955	—	—	—	—	112,880	112,880
Issuance of unvested restricted stock, net of forfeitures	—	34,800	—	(568)	—	(568)	—	15,174	—	(2,441)	—	(2,441)
Exchange of Exchangeable Senior Notes	—	32,200	—	1,964	—	1,964	—	413,166	—	26,682	—	26,682
Net proceeds from sale of common stock	—	—	—	—	—	—	—	1,932,813	2	351,958	—	351,960
Preferred stock dividends	—	—	—	—	(1,014)	(1,014)	—	—	—	—	(1,014)	(1,014)
Common stock dividends	—	—	—	—	(152,208)	(152,208)	—	—	—	—	(145,434)	(145,434)
Stock-based compensation	—	—	—	14,647	—	14,647	—	—	—	13,195	—	13,195
Balances at end of period	$14,009	28,039,830	$28	$2,081,291	$(146,659)	$1,948,669	$14,009	27,973,694	$28	$2,060,936	$(108,058)	$1,966,915

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$123,955	$112,880
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	50,096	45,001
Loss (gain) on exchange of Exchangeable Senior Notes	(22)	125
Other non-cash adjustments	83	158
Stock-based compensation	14,647	13,195
Amortization of discounts on investments	(2,894)	(1,068)
Amortization of debt discount and issuance costs	1,021	1,017
Changes in assets and liabilities
Other assets, net	(2,905)	(6,555)
Accounts payable, accrued expenses and other liabilities	5,077	5,339
Rent received in advance and tenant security deposits	404	8,683
Net cash provided by (used in) operating activities	189,462	178,775

Cash flows from investing activities
Purchases of investments in real estate	(34,906)	(150,090)
Funding of draws for improvements and construction	(129,502)	(316,469)
Funding of construction loan and other investments	(3,535)	(21,360)
Deposits in escrow for acquisitions	—	(100)
Purchases of short-term investments	(91,772)	(278,717)
Maturities of short-term investments	253,716	365,000
Net cash provided by (used in) investing activities	(5,999)	(401,736)

Cash flows from financing activities
Issuance of common stock, net of offering costs	—	351,960
Dividends paid to common stockholders	(151,969)	(133,440)
Dividends paid to preferred stockholders	(1,014)	(1,014)
Taxes paid related to net share settlement of equity awards	(568)	(2,441)
Net cash provided by (used in) financing activities	(153,551)	215,065
Net increase (decrease) in cash, cash equivalents and restricted cash	29,912	(7,896)
Cash, cash equivalents and restricted cash, beginning of period	88,572	86,419
Cash, cash equivalents and restricted cash, end of period	$118,484	$78,523

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of interest capitalized	$8,253	$8,997
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$10,520	$35,195
Deposits applied for acquisitions	250	25
Accrual for common and preferred stock dividends declared	51,079	50,841
Exchange of Exchangeable Senior Notes for common stock	1,964	26,682
Operating lease liability for obtaining right of use asset	—	1,017

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

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

Reclassification. We have combined $705.3 million of “Tenant improvements” as of December 31, 2022, which represented building improvements in which we are considered to be the accounting owner, with “Building and improvements” in our consolidated balance sheets to conform to the current period presentation as of September 30, 2023. There was no change to “Total real estate, at cost”.

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

Amounts capitalized are depreciated over estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended September 30, 2023 and 2022, we recognized depreciation expense of approximately $16.5 million and $15.7 million, respectively, and for the nine months ended September 30, 2023 and 2022, we recognized depreciation expense of approximately $49.5 million and $44.4 million, respectively. Depreciation expense relating to our real estate held for investment is included in depreciation and amortization expense in our condensed consolidated statements of income. We depreciate office equipment and furniture and fixtures over estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office over the shorter of the estimated useful lives or the remaining lease term. Depreciation expense relating to our corporate assets is included in general and administrative expense in our condensed consolidated statements of income.

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

We define redevelopment properties as existing properties for which we expect to spend significant development and construction costs that are not reimbursements to tenants for improvements at the properties. When existing properties are determined to be redevelopment properties, the net carrying value of the buildings and improvements are transferred to construction in progress while the redevelopment activities are in process. During the nine months ended September 30, 2023, we reclassified the net carrying value of the buildings and improvements totaling approximately $51.2 million to construction in progress relating to an existing property that was placed into redevelopment. Costs capitalized to construction in progress related to redevelopment properties are transferred to buildings and improvements at historical cost of the properties as the redevelopment project or phases of projects are placed in service.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the nine months ended September 30, 2023 and 2022.

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

For the three months ended September 30, 2023, rental revenue recognized included the application of approximately $2.2 million of security deposits for rent with three tenants in connection with lease amendments. For the nine months ended September 30, 2023, rental revenue recognized included the application of approximately $3.1 million of security deposits applied for rent with two tenants who were in default under their respective lease agreements and approximately $4.9 million of security deposits for rent with three tenants in connection with lease amendments.

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. In February 2023, we amended the construction loan to provide for, among other things: (1) the additional capital commitment of the borrower into the project of $1.0 million; (2) our agreement to fund an additional $4.5 million into the project; (3) an increase in the interest rate effective April 1, 2023; (4) an extension of the loan term to December 31, 2023; and (5) the provision of additional collateral from the borrower for the loan. Interest on the loan continued to accrue through March 31, 2023, with monthly payment of interest having commenced April 1, 2023. As of September 30, 2023, we had funded approximately $21.6 million of the $23.0 million total commitment.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents, which is comprised of short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to three months.

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

Exchangeable Notes. In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models, and convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. We adopted ASU 2020-06 on January 1, 2022 and recognized a cumulative-effect adjustment of approximately $728,000 to the opening balance of retained earnings and derecognized approximately $1.3 million of the remaining equity component relating to the outstanding principal balance of our Exchangeable Senior Notes (as defined below) at the date of adoption.

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

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs or exchange any other consideration with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For both the three months ended September 30, 2023 and 2022, we recognized office lease expense of approximately $121,000, and for the nine months ended September 30, 2023 and 2022, we recognized office lease expense of approximately $364,000 and $344,000, respectively, which are included in general and administrative expenses in our condensed consolidated statements of income. For the nine months ended September 30, 2023 and 2022, amounts paid and classified as operating activities in our condensed consolidated statements of cash flows for the office lease were approximately $372,000 and $282,000, respectively.

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

Concentration of Credit Risk. As of September 30, 2023, we owned 108 properties located in 19 states and leased to 29 tenants. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2023 and 2022, including tenant reimbursements:

	For the Three Months Ended
	September 30, 2023
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	15%
Ascend Wellness Holdings, Inc. ("Ascend")	4	10%
Green Thumb Industries, Inc. ("GTI")	3	8%
Curaleaf Holdings, Inc. ("Curaleaf")	8	7%
Trulieve Cannabis Corp. ("Trulieve")	6	7%

	For the Nine Months Ended
	September 30, 2023
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	15%
Ascend	4	10%
GTI	3	8%
Curaleaf	8	7%
SH Parent, Inc. ("Parallel")(1)	4	7%

	For the Three Months Ended
	September 30, 2022
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	14%
Parallel	4	10%
Ascend	4	10%
GTI	3	8%
Trulieve	6	7%

	For the Nine Months Ended
	September 30, 2022
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	14%
Parallel	4	10%
Ascend	4	9%
Kings Garden Inc. ("Kings Garden")(2)	6	7%
Trulieve	6	7%
(1)Commencing in November 2022, Parallel defaulted on its obligations to pay rent at one of our Pennsylvania properties. In February 2023, Parallel defaulted on its obligations to pay rent at one of our Texas properties, and we regained possession of that property in March 2023. See Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements for more information. Excluding security deposits applied for payment of rent for Parallel at one property in Pennsylvania and one property in Texas of approximately $1.8 million and $395,000, respectively, Parallel would have represented 6% of our total rental revenues for the nine months ended September 30, 2023.
(2)In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties it leases with us, and pursuant to a confidential, conditional settlement agreement executed on September 11, 2022 between us and Kings Garden, we terminated the leases for two properties and regained possession of those properties, which continued to be in development or redevelopment as of September 30, 2023. Kings Garden paid the stipulated rent during its period of occupancy for the remaining four properties through September 20, 2023, and we regained possession of those properties in September 2023. See Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements for more information.

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of September 30, 2023, our largest property was located in New York and accounted for approximately 5.4% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of September 30, 2023. As of December 31, 2022, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2023, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

In January 2023, we terminated the previously existing “at-the-market” offering program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. As of September 30, 2023, we had not sold any shares of common stock under the ATM Program.

During the nine months ended September 30, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

4. Preferred Stock

As of September 30, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were 600,000 shares issued and outstanding of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the nine months ended September 30, 2023:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 15, 2023	Common stock	$1.80	January 1, 2023 to March 31, 2023	April 14, 2023	$50,725
March 15, 2023	Series A preferred stock	$0.5625	January 15, 2023 to April 14, 2023	April 14, 2023	$338
June 15, 2023	Common stock	$1.80	April 1, 2023 to June 30, 2023	July 14, 2023	$50,742
June 15, 2023	Series A preferred stock	$0.5625	April 15, 2023 to July 14, 2023	July 14, 2023	$338
September 15, 2023	Common stock	$1.80	July 1, 2023 to September 30, 2023	October 13, 2023	$50,742
September 15, 2023	Series A preferred stock	$0.5625	July 15, 2023 to October 14, 2023	October 13, 2023	$338

6. Investments in Real Estate

Acquisitions

The Company acquired the following properties during the nine months ended September 30, 2023 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Susquehanna Street	Pennsylvania	February 15, 2023	58,000	$15,000	$26	$15,026
Boltonfield Street	Ohio	March 3, 2023	157,000	20,100	29	20,129	(2)
Total			215,000	$35,100	$55	$35,155	(3)

(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to $21.9 million.
(3)	Approximately $2.6 million was allocated to land and approximately $32.6 million was allocated to building and improvements.

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023	December 31, 2022
In-place lease intangible assets	$9,979	$9,979
Accumulated amortization	(1,519)	(874)
In-place lease intangible assets, net	$8,460	$9,105

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our condensed consolidated statements of income was approximately $215,000 for both the three months ended September 30, 2023 and 2022, respectively, and was approximately $645,000 and $626,000 for the nine months ended September 30, 2023 and 2022, respectively. The weighted-average remaining amortization period of the acquired in-place leases was approximately 9.8 years, and the estimated annual amortization of the value of the acquired in-place leases as of September 30, 2023 is as follows (in thousands):

Year	Amount
2023 (three months ending December 31)	$215
2024	860
2025	860
2026	860
2027	860
Thereafter	4,805
Total	$8,460

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023	December 31, 2022
Above-market lease	$1,054	$1,054
Accumulated amortization	(164)	(95)
Above-market lease, net	$890	$959

The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of approximately 9.5 years. For the three months ended September 30, 2023 and 2022, the amortization of the above-market lease was approximately $23,000 in each period. For the nine months ended September 30, 2023 and 2022, the amortization of the above-market lease was approximately $69,000 in each period.

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

In February 2023, we amended our lease and development agreement with PharmaCann at one of our New York properties, increasing the construction funding by $15.0 million to a total of approximately $93.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property. We also amended each of our leases with PharmaCann to include cross-default provisions applicable to each lease.

In February 2023, we amended our lease with a subsidiary of Goodness Growth Holdings Inc. (“Goodness Growth”) at one of our New York properties, increasing the improvement allowance under the lease by $4.0 million to a total of approximately $53.4 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property. We also amended each of our leases with Goodness Growth to include cross-default provisions applicable to each lease.

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

In July 2023, we amended our lease with a subsidiary of 4Front Ventures Corp. (“4Front”) at one of our Illinois properties, pursuant to which, among other things, we agreed to apply a portion of the security deposit that we hold under the lease to pay one-half of the monthly installments of base rent due from the tenant, commencing on August 1, 2023 and continuing through November 30, 2023, which the tenant is then required to repay over a 12-month period commencing on January 1, 2024.

New Lease

In June 2023, we executed a new long-term lease with a tenant at our property located at 68860 Perez Road in Cathedral City, California that was previously leased to Kings Garden, which is under construction as of September 30, 2023.

Capitalized Costs

During the nine months ended September 30, 2023, we capitalized costs of approximately $111.1 million and funded approximately $129.5 million relating to improvements and construction activities at our properties.

Property Disposition

In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Medical Investor Holdings, LLC (“Vertical”) for $16.2 million (excluding transaction costs) and provided a secured loan for $16.1 million to the buyer of the properties. The loan matures on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $500,000 of the principal balance. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our condensed consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of September 30, 2023, we received interest payments of approximately $939,000. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of approximately $3.4 million and approximately $13.9 million, respectively, and accumulated depreciation of approximately $1.5 million as of September 30, 2023, remain on the condensed consolidated balance sheet, and the buildings and improvements continue to be depreciated.

Future Contractual Minimum Rent

Future contractual minimum rent (including base rent and property management fees) under the operating leases as of September 30, 2023 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2023 (three months ending December 31)	$71,899
2024	296,878
2025	305,612
2026	314,670
2027	324,001
Thereafter	4,167,626
Total	$5,480,686

7. Debt

Exchangeable Senior Notes

As of September 30, 2023, our Operating Partnership had outstanding approximately $4.4 million principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at September 30, 2023 was 17.06090 shares of our common stock per $1,000 principal amount of Notes and the exchange price at September 30, 2023 was approximately $58.61 per share of our common stock. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. At September 30, 2023, the if-exchanged value of the Exchangeable Senior Notes exceeded the principal amount by approximately $1.3 million.

During the nine months ended September 30, 2023, we issued 32,200 shares of our common stock upon exchanges by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes. For the nine months ended September 30, 2023, we recognized a gain on the exchange totaling approximately $22,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a net non-cash increase to our additional paid-in capital account of approximately $2.0 million for the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2022, we issued 265 and 413,166 shares, respectively, of our common stock upon exchanges by holders of approximately $17,000 and $26.9 million, respectively, of outstanding principal amount of our Exchangeable Senior Notes. For the nine months ended September 30, 2022, we recognized a loss on the exchanges totaling approximately $125,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a non-cash increase to our additional paid-in capital account of approximately $17,000 and $26.7 million for the three and nine months ended September 30, 2022, respectively.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cash coupon	$41	$60	$140	$391
Amortization of issuance cost	9	12	29	83
Capitalized interest	(2)	—	(2)	—
Total interest expense	$48	$72	$167	$474

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	September 30, 2023	December 31, 2022
Principal amount	$4,436	$6,436
Unamortized issuance cost	(13)	(56)
Carrying value	$4,423	$6,380

Accrued interest payable for the Exchangeable Senior Notes as of September 30, 2023 and December 31, 2022 was approximately $7,000 and $70,000, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

Notes due 2026

On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. However, the Notes due 2026 are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes due 2026 will pay interest semiannually at a rate of 5.50% per year and will mature on May 25, 2026. The terms of the Notes due 2026 are governed by an indenture, dated May 25, 2021, among the Operating Partnership, as issuer, the Company and the Operating Partnership’s subsidiaries, as guarantors, Argent Institutional Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC). The terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In connection with the issuance of the Notes due 2026, we recorded approximately $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026.

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cash coupon	$4,125	$4,125	$12,375	$12,375
Amortization of issuance cost	335	316	992	934
Capitalized interest	(178)	—	(212)	—
Total interest expense	$4,282	$4,441	$13,155	$13,309

The following table details the carrying value of our Notes due 2026 (in thousands):

	September 30, 2023	December 31, 2022
Principal amount	$300,000	$300,000
Unamortized issuance cost	(3,893)	(4,885)
Carrying value	$296,107	$295,115

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of September 30, 2023.

Accrued interest payable for the Notes due 2026 as of September 30, 2023 and December 31, 2022 was approximately $6.2 million and $2.1 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

The following table summarizes the principal payments on our outstanding indebtedness as of September 30, 2023 (in thousands):

Payments Due
by Year	Amount
2023 (three months ending December 31)	$—
2024	4,436
2025	—
2026	300,000
2027	—
Thereafter	—
Total	$304,436

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

Through September 30, 2023, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and nine months ended September 30, 2023 and 2022 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 75,682 and 83,007 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three and nine months ended September 30, 2023, respectively, and were included in the computation of diluted earnings per share. The 100,799 and 235,753 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three and nine months ended September 30, 2022, respectively, and were included in the computation of diluted earnings per share.

For the three and nine months ended September 30, 2023 and 2022, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of the respective dates (see Note 10 for further discussion of PSUs).

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$41,594	$37,616	$123,955	$112,880
Preferred stock dividends	(338)	(338)	(1,014)	(1,014)
Distribution to participating securities	(372)	(213)	(1,106)	(622)
Net income attributable to common stockholders used to compute net income per share – basic	40,884	37,065	121,835	111,244
Dilutive effect of Exchangeable Senior Notes	50	72	169	474
Net income attributable to common stockholders used to compute net income per share – diluted	$40,934	$37,137	$122,004	$111,718

Weighted-average common shares outstanding:
Basic	27,983,004	27,938,568	27,971,544	27,144,953
Restricted stock and RSUs	206,919	118,567	193,503	115,445
Dilutive effect of Exchangeable Senior Notes	75,682	100,799	83,007	235,753
Diluted	28,265,605	28,157,934	28,248,054	27,496,151
Net income attributable to common stockholders per share:
Basic	$1.46	$1.33	$4.36	$4.10
Diluted	$1.45	$1.32	$4.32	$4.06

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

The following table presents the carrying value and approximate fair value of financial instruments at September 30, 2023 and December 31, 2022 (in thousands):

	At September 30, 2023		At December 31, 2022

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$41,885	$41,880	$200,935	$200,715
Investments as cash equivalents(2)	$20,100	$20,091	$—	$—
Exchangeable Senior Notes(3)	$4,423	$5,577	$6,380	$10,282
Notes due 2026(3)	$296,107	$268,611	$295,115	$264,234
Construction Loan(4)	$21,556	$26,362	$18,021	$20,167
(1)	Investments consisting of obligations of the U.S. government with an original maturity at the time of purchase of greater than three months are classified as held-to-maturity and valued using Level 1 inputs.
(2)	Investments as cash equivalents consisting of obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to three months are classified as held-to-maturity and valued using Level 1 inputs.
(3)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market.
(4)	The construction loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At September 30, 2023 and December 31, 2022, the expected market yield used to determine fair value was 25%. Changes in market yields may change the fair value of the construction loan. Generally, an increase in market yields may result in a decrease in the fair value of the construction loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the construction loan may fluctuate from period to period. Additionally, the fair value of the construction loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.

The carrying amounts of cash equivalents, accounts payable, accrued expenses and other liabilities approximate their fair values.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the nine months ended September 30, 2023 is included in the table below:

		Weighted-
	Unvested	Average
	Restricted	Grant Date Fair
	Stock	Value
Balance at December 31, 2022	34,026	$181.08
Granted	35,565	$110.88
Vested	(9,154)	$187.00
Forfeited(1)	(5,596)	$115.01
Balance at March 31, 2023	54,841	$141.31
Granted	5,055	$71.23
Vested	(2,811)	$128.11
Balance at June 30, 2023	57,085	$135.75
Granted	150	$80.49
Vested	(150)	$80.49
Forfeited(1)	(374)	$135.84
Balance at September 30, 2023	56,711	$135.75
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting or employees’ cessation of employment.

The remaining unrecognized compensation cost of approximately $5.2 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 1.8 years as of September 30, 2023. The fair value of restricted stock that vested during the nine months ended September 30, 2023 was approximately $1.7 million.

The following table summarizes our RSU activity for the nine months ended September 30, 2023. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock Units	Value
Balance at December 31, 2022	83,677	$144.30
Granted	61,785	$103.60
Balance at March 31, 2023	145,462	$127.01
Granted	4,494	$71.23
Balance at June 30, 2023	149,956	$125.34
Granted	—	$-
Balance at September 30, 2023	149,956	$125.34

The remaining unrecognized compensation cost of approximately $7.3 million for RSU awards is expected to be recognized over an amortization period of approximately 1.9 years as of September 30, 2023.

In January 2021 and 2022, we issued 70,795 and 102,641 “target” PSUs, respectively, to a select group of officers, which vest and are settled in shares of common stock based on the Company’s total stockholder return over a performance period of approximately three years from the grant date.

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable Performance Period. For both the three and nine months ended September 30, 2023 and 2022, we recognized stock-based compensation expense of approximately $2.7 million and $8.0 million, respectively, relating to PSU awards. As of September 30, 2023, the remaining unrecognized compensation cost of approximately $9.3 million relating to PSU awards is expected to be recognized over the remaining Performance Period of approximately 1.2 years.

As measured as of September 30, 2023, the performance thresholds for the vesting of the PSUs were not met for any of the applicable awards.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our condensed consolidated balance sheet as of September 30, 2023 is presented in the table below (in thousands):

Year	Amount
2023 (three months ending December 31)	$124
2024	511
2025	526
2026	543
2027	45
Total future contractual lease payments	1,749
Effect of discounting	(166)
Office lease liability	$1,583

Improvement Allowances. As of September 30, 2023, we had approximately $17.2 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Loan. As of September 30, 2023, we had approximately $1.4 million of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California. The developer is required to complete construction by December 31, 2023, subject to extension in certain circumstances.

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

On September 29, 2022, an Amended Class Action Complaint was filed under the same Case Number, adding as defendants Alan D. Gold and Benjamin C. Regin, and asserting causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. On December 1, 2022, defendants moved to dismiss the Amended Class Action Complaint; on January 25, 2023, plaintiff responded to defendants’ motion to dismiss the Amended Class Action Complaint; and on March 6, 2023 defendants replied to plaintiff’s response. On September 19, 2023, the court granted defendants’ motion to dismiss the Amended Class Action Complaint without prejudice. On October 19, 2023, a Second Amended Class Action complaint was filed under the same Case Number, and asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Second Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

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

On July 25, 2022, IIP-CA 2 LP filed a lawsuit against Kings Garden. The case was named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation, and JM Endeavors, Inc., a California corporation, and was filed in the Superior Court of the State of California. The lawsuit asserts claims for breach of contract, declaratory relief, and injunctive relief. On August 2, 2022, the case was amended to be named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation,  JM Endeavors, Inc., a California corporation, Michael King, an individual, Gary LaSalle, an individual, Charles Kieley, an individual, and Laurie Kibby, an individual, and to include claims relating to construction at two projects as of June 30, 2022 for breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conversion, theft by false pretenses, money had and received, and violations of the Racketeer Influenced and Corrupt Organization Act (18 U.S.C. Section 1962(c)). The amount related to these project costs reported in construction in progress as of September 30, 2023 and December 31, 2022 was approximately $28.9 million and $33.2 million, respectively.

On September 11, 2022, the parties to the lawsuit entered into a confidential, conditional settlement agreement pertaining to matters related to the lawsuit. Pursuant to the conditional settlement agreement, as of September 30, 2023, the Company has received a total of approximately $19.8 million in partial settlement payments from Kings Garden, which has been accounted for as a reduction to net real estate held for investment on our condensed consolidated balance sheets. During the three months ended September 30, 2023, we received approximately $4.2 million in additional payments from Kings Garden (reflected in the total amount above) and are investigating the remaining additional costs paid of approximately $750,000 related to one construction project to determine whether these are overpayments. Although there is at least a reasonable possibility that a loss may have been incurred in connection with the default by Kings Garden and the related construction project related to these potential overpayments, as of September 30, 2023, we are unable to make such an estimate.

Additionally, on August 16, 2023, we filed suit against Orr Construction, the general contractor for certain amounts on one construction project undertaken by Kings Garden, named IIP-CA 2 LP v. Orr Builders, asserting claims for fraud, negligent misrepresentation, intentional interference with economic relationship, intentional interference with contract, conspiracy, violation of California unfair competition law, money had and received, and unjust enrichment. The Company contends that the lawsuit arose out of representations made to the Company by Orr Construction while investigating payments made for one construction project, relating to the lawsuit named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation, and JM Endeavors, Inc., a California corporation, filed in the Superior Court of the State of California, which was ultimately settled. Although there is at least a reasonable possibility that a loss may have been incurred in connection with amounts paid by us and work performed by Orr Construction for that construction project, as of September 30, 2023, we are unable to make such an estimate.

On February 14, 2023, Kings Garden filed an Arbitration Demand related to the interpretation of the confidential, conditional settlement agreement between the parties that concerns certain terms governing (along with the relevant lease) the assignment of one of the Kings Garden leases. The Company filed a Response to Kings Garden’s Arbitration Demand, Affirmative Defenses and Counter-Claim on March 1, 2023 (the “Counter-Claim”). Kings Garden filed an answer to the Counter-Claim on March 15, 2023. In July 2023, the Company filed a motion for leave to amend its Counter-Claims. On August 4, 2023, the Company accepted an offer of judgment extended by Kings Garden under California Code of Civil Procedure Section 998, pursuant to which Kings Garden (i) vacated the remaining four properties it previously occupied in September 2023, paying the stipulated rent during its period of occupancy through September 20, 2023, and (ii) agreed to pay the Company damages and attorneys’ fees totaling approximately $6.0 million, including interest on the then-outstanding amount, on a fully amortizing schedule of approximately $193,000 per month over a three-year period. The offer of judgment included a mutual release.

Parallel Pennsylvania Litigation

On February 6, 2023, IIP-PA 8 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Goodblend Pennsylvania LLC, as tenant, and Parallel, as guarantor, in the Court of Common Pleas of Allegheny County, Pennsylvania, regarding the lease and related guaranty for one of the Company’s properties located in Pennsylvania. The lawsuit asserts claims for breach of contract by the tenant and guarantor and ejectment. Goodblend Pennsylvania LLC and Parallel filed preliminary objections to the lawsuit on March 3, 2023.  IIP-PA 8 LLC filed its response to Goodblend Pennsylvania LLC’s and Parallel’s preliminary objections on March 23, 2023. The Court issued an Order on June 13, 2023 denying Goodblend Pennsylvania LLC’s and Parallel’s preliminary objections and directing Goodblend Pennsylvania LLC and Parallel to file an answer to the complaint. On October 25, 2023, a consent order was executed by the Court which awarded possession of the property to IIP-PA 8 LLC on October 31, 2023 and damages in favor of IIP-PA 8 LLC in the amount of approximately $15.5 million.

Parallel Texas Litigation

On February 11, 2023, a subsidiary of Parallel defaulted on its obligations to pay rent under the lease at one of our properties in Texas that is under development. On February 23, 2023, IIP-TX 1 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Surterra San Marcos, LLC, as tenant, in the Justice Court of Hays County, Texas, regarding the lease, asserting claim for possession. In March 2023, a judgment for possession was entered in favor of IIP-TX 1 LLC, as well as monthly rental amounts due, and we regained possession of the property. On March 13, 2023, IIP-TX 1 LLC filed a subsequent lawsuit against Surterra San Marcos, LLC, Parallel and Sunstream Opportunities LP (“SAF Entity 1”) in the District Court of Hays County, Texas, regarding the same lease, asserting claims against Surterra San Marcos, LLC, Parallel and SAF Entity 1 for breach of contract, tortious interference with contract, unjust enrichment, fraud and fraudulent inducement, intentional failure to disclose and misrepresentations and conversion, and also requested the granting of a temporary injunction and the appointment of a receiver over the license(s) pertaining to the property’s operations as a regulated cannabis facility. The parties exchanged initial disclosures in September 2023, and are in the discovery phase.

Green Peak Michigan Litigation

On February 2, 2023, IIP-MI 1 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Green Peak Industries, Inc. (“Green Peak”), as tenant, in 56-A District Court of the State of Michigan, regarding the lease for one of the Company’s properties located in Michigan, asserting claim for possession. On February 22, 2023, IIP-MI 1 LLC filed a subsequent lawsuit against Green Peak and Tropics LP (“SAF Entity 2”) in the Circuit Court of Eaton County, Michigan, regarding the same lease, asserting claims against Green Peak for breach of contract, unjust enrichment, and innocent misrepresentation, against SAF Entity 2 for tortious interference with contract, and against both Green Peak and SAF Entity 2 for civil conspiracy (the “Circuit Court Action”). On March 3, 2023, a stipulated order appointing a receiver over substantially all of Green Peak’s assets was entered in the Circuit Court of Ingham County, Michigan (the “Receivership Case”), pursuant to which the Company re-gained possession of one of the Company’s cultivation and processing properties, which is under redevelopment as of September 30, 2023, and two retail properties. As a result of the Receivership Case the claims asserted against Green Peak in the Circuit Court Action were stayed by order of the court and the claims against SAF Entity 2 were suspended by agreement of the parties pending the outcome of the Receivership Case. On September 28, 2023, a stipulation and order was entered in the Receivership Case, pursuant to which the Company is expected to re-gain possession of another retail property in Michigan on November 30, 2023, with the receiver paying contractually due rent through the last date of occupancy. On October 3, 2023, the court approved the sale of substantially all of Green Peak’s remaining assets in receivership to an affiliate of Green Peak’s senior secured lender, with the order approving the sale entered October 12, 2023. The leases for the remaining properties are expected to be assumed by the purchaser in connection with the closing of the sale.

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

12. Subsequent Events

On October 23, 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and provides $30.0 million in aggregate commitments for secured revolving loans, the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. Borrowings under the Loan Agreement bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. There were no amounts outstanding under the Loan Agreement as of November 2, 2023.

In October 2023, we amended our lease with a subsidiary of Goodness Growth at one of our New York properties, increasing the improvement allowance under the lease by $14.0 million to a total of approximately $67.4 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property. In connection with the lease amendment, the tenant prepaid rent for the three month period commencing on November 1, 2023 and ending January 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: rates of default on leases for our assets; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the demand for regulated cannabis facilities; inflation dynamics; our ability to improve our internal control over financial reporting, including our inability to remediate the identified material weakness, and the costs and the time associated with such efforts; the impact of pandemics on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflicts in Ukraine and Israel; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the potential impact on us from litigation matters, including rising liability and insurance costs; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of September 30, 2023, we had 21 full-time employees.

As of September 30, 2023, we owned 108 properties comprising approximately 8.9 million square feet (including approximately 1.4 million rentable square feet under development/redevelopment) in 19 states. As of September 30, 2023, we had invested approximately $2.4 billion in the aggregate (consisting of purchase price and funding of draws for construction funding and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional approximately $29.5 million to fund draws to certain tenants for construction and improvements at our properties. Of the approximately $29.5 million committed to fund draws to certain tenants for construction and improvements at our properties, approximately $12.3 million was incurred but not funded as of September 30, 2023. These statistics do not include a $23.0 million loan commitment from us to a developer for construction of a regulated cannabis cultivation and processing facility in California, of which we have funded approximately $21.6 million as of September 30, 2023.

Of these 108 properties, we include 103 properties in our operating portfolio, which were 98.5% leased to state-licensed cannabis operators as of September 30, 2023, with a weighted-average remaining lease term of approximately 14.9 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $2.2 million of security deposits applied for payment of rent for our leases with three tenants) was approximately 97% for the three months ended September 30, 2023. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $8.0 million of security deposits applied for payment of rent for our leases with five tenants) was approximately 97% for the nine months ended September 30, 2023. As of September 30, 2023, we had fully applied approximately $909,000 of security deposit for payment of rent for one of our former leases with Green Peak and fully applied approximately $2.2 million of security deposits for payment of rent for a former lease with Parallel in Texas and a lease with Parallel in Pennsylvania. Kings Garden paid the stipulated rent during its period of occupancy through September 20, 2023 for the four properties it occupied, and we regained possession of those properties in September 2023.

We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of September 30, 2023, and together are expected to comprise approximately 715,000 rentable square feet upon completion of development/redevelopment):

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

The properties that we acquire consist of real estate assets that support the regulated cannabis industry. Most states where we own properties issue licenses for cannabis operations for a limited period. If one or more of our tenants are unable to renew or otherwise maintain their licenses or other state and local authorizations necessary to continue its cannabis operations, such tenants may default on their lease payments to us. Furthermore, changes in federal law and current favorable state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties.

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

Inflation and Supply Chain Constraints

The U.S. economy is experiencing a sustained increase in inflation rates, which we believe is negatively impacting our tenants. This inflation has increased costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projects. Ongoing labor shortages and global supply chain issues also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants’ projects. Sustained inflation has also negatively impacted the level of spending of consumers, including for the purchase of regulated cannabis products.

Reduced Capital Availability for Tenants and the Company

For the past several months, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in the spring of 2022 and continued uncertainty regarding monetary policy. Driven in part by overall macroeconomic conditions and substantially increased cost of capital, both capital availability and mergers and acquisitions activity have significantly declined for regulated cannabis operators.

Capital raising activities by U.S. REITs have also experienced steep declines, including significantly reduced capital availability for our company.

Significant Tenants and Concentrations of Risk

As of September 30, 2023, we owned 108 properties located in 19 states leased to 29 tenants. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At September 30, 2023, our largest property was located in New York and accounted for approximately 5.4% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at September 30, 2023. See Note 2 “Summary of Significant Accounting Policies and Procedures” in the notes to our condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2023.

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

Operating Expenses

Our operating expenses include general and administrative expenses, including personnel costs, stock-based compensation, and legal, accounting and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. Our operating expenses also include costs that we incur for properties that are not leased, including taxes, insurance, maintenance, security, utilities and other property-specific costs. We generally structure our leases so that the tenant is responsible for taxes, maintenance, insurance and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

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

Results of Operations

Investments in Real Estate

See Note 6 “Investment in Real Estate” in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the nine months ended September 30, 2023. In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Vertical for $16.2 million (excluding transaction costs) with a secured loan for $16.1 million with the buyer of the properties. The transaction did not qualify for recognition as a completed sale since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred. All consideration received, as well as any future payments, from the buyer is recognized as a deposit liability and is included in other liabilities on our condensed consolidated balance sheet until such time the criteria for recognition as a sale have been met. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of approximately $3.4 million and approximately $13.9 million, respectively, and accumulated depreciation of approximately $1.5 million as of September 30, 2023, remain on the condensed consolidated balance sheet, and the buildings and improvements continue to be depreciated. During the three and nine months ended September 30, 2023, we received cash interest payments of approximately $402,000 and $939,000, respectively, which has been recorded as a liability as of September 30, 2023.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rental (including tenant reimbursements)	$77,286	$70,345	$228,734	$204,454
Other	540	538	1,616	1,444
Total revenues	77,826	70,883	230,350	205,898

Expenses:
Property expenses	6,318	2,823	17,700	7,232
General and administrative expense	10,981	10,804	31,924	28,288
Depreciation and amortization expense	16,678	15,900	50,096	45,001
Total expenses	33,977	29,527	99,720	80,521
Income from operations	43,849	41,356	130,630	125,377
Interest and other income	2,075	773	6,625	1,411
Interest expense	(4,330)	(4,513)	(13,322)	(13,783)
Gain (loss) on exchange of Exchangeable Senior Notes	—	—	22	(125)
Net income	41,594	37,616	123,955	112,880
Preferred stock dividends	(338)	(338)	(1,014)	(1,014)
Net income attributable to common stockholders	$41,256	$37,278	$122,941	$111,866

Revenues.

Rental Revenues. Rental revenues for the three months ended September 30, 2023 increased by approximately $7.0 million, or 10%, to approximately $77.3 million, compared to approximately $70.3 million for the three months ended September 30, 2022. Of that increase, approximately $3.5 million was related to tenant reimbursements for property insurance premiums and property taxes, which increased to approximately $6.2 million for the three months ended September 30, 2023, compared to approximately $2.7 million for the three months ended September 30, 2022. The increase in tenant reimbursements was primarily due to reimbursements for property taxes starting in January 2023. Prior to 2023, real estate taxes required to be paid by the tenant under our leases were paid directly by the tenant to the tax authorities and were therefore not reflected in our condensed consolidated financial statements. The remaining increase in rental revenues was generated by properties we acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvement allowances and construction funding at existing properties that resulted in adjustments to rent. Rental revenues for the three months ended September 30, 2023 included the partial application of approximately $1.3 million of security deposits for payment of rent for two of our leases with Holistic in accordance with lease amendments executed with Holistic in January 2023, the partial application of approximately $191,000 of security deposits for payment of rent for one lease with Temescal in accordance with a lease amendment we executed with Temescal in March 2023 and the partial application of approximately $766,000 of security deposit for payment of rent for one lease with 4Front in accordance with a lease amendment we executed with 4Front in July 2023 (see Note 6 “Investment in Real Estate” in the notes to the condensed consolidated financial statements for more information).

Rental revenues during the three months ended September 30, 2023 were negatively impacted by non-collection of rent during the quarter from properties in our operating portfolio totaling approximately $2.2 million, primarily related to contractual base rents and property management fees from Parallel at one of our Pennsylvania properties. We regained possession of that property in October 2023. Kings Garden paid the stipulated rent through September 20, 2023 for the four properties it continued to occupy, including approximately $1.7 million in rent during the three months ended September 30, 2023, and we regained possession of those properties in September 2023.

Rental revenues for the nine months ended September 30, 2023 increased by approximately $24.2 million, or 12%, to approximately $228.7 million, compared to approximately $204.5 million for the nine months ended September 30, 2022. Of that increase, approximately $9.7 million was related to tenant reimbursements for property insurance premiums and property taxes, which increased to approximately $16.8 million for the nine months ended September 30, 2023, compared to approximately $7.1 million for the nine months ended September 30, 2022. The increase in tenant reimbursements was primarily due to reimbursements for property taxes starting in January 2023, as described above. Approximately $3.4 million of the increase in rental revenues was related to rent on the properties acquired during the nine months ended September 30, 2023. The remaining increase in rental revenues was generated by properties we acquired in prior periods, including contractual rent escalations and amendments to leases for additional improvement allowances and construction funding at existing properties that resulted in adjustments to rent. Rental revenues for the nine months ended September 30, 2023 included the full application of approximately $909,000 of security deposit for payment of rent for one of our former leases with Green Peak, the full application of approximately $2.2 million of security deposits for payment of rent for a former lease with Parallel in Texas and an existing lease with Parallel in Pennsylvania, partial application of approximately $3.6 million of security deposits for payment of rent for two of our leases with Holistic in accordance with lease amendments executed with Holistic in January 2023, the partial application of approximately $491,000 of security deposit for payment of rent for one lease with Temescal in accordance with a lease amendment we executed with Temescal in March 2023, and partial application of approximately $766,000 of security deposit for payment of rent for one lease with 4Front in accordance with a lease amendment we executed with 4Front in July 2023 (see Note 6 “Investment in Real Estate” in the notes to the condensed consolidated financial statements for more information).

Rental revenues during the nine months ended September 30, 2023 were negatively impacted by non-collection of rent during the period from properties in our operating portfolio totaling approximately $5.8 million (including approximately $5.6 million of contractual base rents and property management fees and approximately $249,000 of tenant reimbursements for property insurance premiums and property taxes) from primarily three tenants: Green Peak, affiliates of Vertical and Parallel.

Other Revenues. Other revenues for the three and nine months ended September 30, 2023 and 2022 consisted of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting.

Expenses.

Property Expenses. Property expenses for the three and nine months ended September 30, 2023 increased by approximately $3.5 million and approximately $10.5 million compared to the three and nine months ended September 30, 2022. The increase was primarily due to the recognition of property taxes incurred and paid or to be paid by us starting in January 2023, as described above. The increase was also due to new property acquisitions and additional investment in existing properties which resulted in higher property insurance premiums that we paid for our properties. Property expenses are generally reimbursable to us by the tenants under the terms of the leases.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2023 increased by approximately $177,000 to approximately $11.0 million, compared to approximately $10.8 million for the three months ended September 30, 2022. General and administrative expense for the nine months ended September 30, 2023 increased by approximately $3.6 million to approximately $31.9 million, compared to approximately $28.3 million for the nine months ended September 30, 2022. The increase in general and administrative expense was primarily due to approximately $2.5 million in litigation-related expense incurred during the nine months ended September 30, 2023 related to matters described in Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements included in this report, higher compensation to employees, the hiring of additional employees, higher public company costs and occupancy costs. Compensation expense for the three and nine months ended September 30, 2023 included approximately $4.9 million and $14.6 million, respectively, of non-cash stock-based compensation. Compensation expense for the three and nine months ended September 30, 2022 included approximately $4.4 million and $13.2 million, respectively, of non-cash stock-based compensation.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense was related to depreciation on properties that we acquired and the placement into service of construction and improvements at certain of our properties.

Interest and Other Income. Interest and other income for the three months ended September 30, 2023 increased by approximately $1.3 million to approximately $2.1 million, compared to the three months ended September 30, 2022. Interest and other income for the nine months ended September 30, 2023 increased by approximately $5.2 million to approximately $6.6 million, compared to the nine months ended September 30, 2022. The increase in both periods was due to higher interest rates on our interest-bearing investments, as well as approximately $414,000 and $959,000 of interest received on our construction loan during the three and nine months ended September 30, 2023, respectively.

Interest Expense. Interest expense consists of interest on our Exchangeable Senior Notes and our Notes due 2026. Interest expense for the three months ended September 30, 2023 decreased by approximately $183,000 to approximately $4.3 million, compared to the three months ended September 30, 2022. Interest expense for the three months ended September 30, 2023 and 2022 included approximately $344,000 and $328,000, respectively, of non-cash interest expense. Interest expense for the nine months ended September 30, 2023 decreased by approximately $461,000 to approximately $13.3 million, compared to the nine months ended September 30, 2022 due to exchanges of approximately $26.9 million outstanding principal amount of our Exchangeable Senior Notes during the year ended December 31, 2022, and also due to the exchanges of $2.0 million outstanding principal amount of our Exchangeable Senior Notes and capitalization of approximately $214,000 of interest during the nine months ended September 30, 2023. Interest expense for the nine months ended September 30, 2023 and 2022 both included approximately $1.0 million of non-cash interest expense.

Cash Flows

Comparison of the Nine Months Ended September 30, 2023 and 2022 (in thousands)

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by (used in) operating activities	$189,462	$178,775	$10,687
Net cash provided by (used in) investing activities	(5,999)	(401,736)	395,737
Net cash provided by (used in) financing activities	(153,551)	215,065	(368,616)
Ending cash, cash equivalents and restricted cash	118,484	78,523	39,961

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2023 and 2022 were approximately $189.5 million and $178.8 million, respectively. Cash flows provided by operating activities were generally from contractual rent from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2023 were approximately $6.0 million, of which approximately $167.9 million related to investments in real estate and funding of draws for a portion of the improvement allowances, construction funding at our properties and other investments, partially offset by approximately $161.9 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the nine months ended September 30, 2022 were approximately $401.7 million, of which approximately $488.0 million related to investments in real estate and funding of draws for a portion of the improvement allowances, construction funding at our properties and other investments, partially offset by approximately $86.3 million related to net maturities of short-term investments.

Financing Activities

Net cash used in financing activities of approximately $153.6 million during the nine months ended September 30, 2023 was the result of dividend payments of approximately $153.0 million to common and preferred stockholders and approximately $568,000 related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

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

Sources and Uses of Cash

We derive substantially all of our revenues from the leasing of our properties and collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, interest payments on our Exchangeable Senior Notes and Notes due 2026, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur property costs not paid by the tenant during the time it takes to re-lease or sell the property.

As of September 30, 2023, we owned 108 properties. Of these properties, the 103 properties in our operating portfolio were 98.5% leased to state-licensed cannabis operators, with a weighted-average remaining lease term of approximately 14.9 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $2.2 million of security deposits applied for payment of rent for our leases with three tenants) was approximately 97% for the three months ended September 30, 2023. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $8.0 million of security deposits applied for payment of rent for five tenants) was approximately 97% for the nine months ended September 30, 2023. As of September 30, 2023, we had fully applied approximately $909,000 of security deposit for payment of rent for one of our former leases with Green Peak and fully applied approximately $2.2 million of security deposits for payment of rent for a former lease with Parallel in Texas and a lease with Parallel in Pennsylvania.

In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties that Kings Garden leases from us. In September 2023, we regained possession of the four remaining properties that Kings Garden had occupied, where Kings Garden paid stipulated rent during its period of occupancy until September 20, 2023. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and we regained possession of that property in October 2023. Also in November 2022, Green Peak defaulted on its obligations to pay rent at one of our properties in Michigan. In March 2023, a receiver was appointed over substantially all of Green Peak’s assets, and we subsequently regained possession of one property that was under redevelopment as a regulated cannabis cultivation and processing facility and two retail properties in Michigan. In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas, and we regained possession of that property in March 2023.

See Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements included in this report for more information regarding Kings Garden, Parallel and Green Peak.

We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed or re-positioned. In addition, we may recognize an expense for certain property costs, such as insurance premiums and real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the number of property vacancies and whether we have any underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations. In addition, for properties that are not leased and are under development or redevelopment, we may make significant additional investments in these properties in order to get them ready for their intended use and to re-lease them.

To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us and all of the direct and indirect subsidiaries of the Operating Partnership, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of September 30, 2023. Subject to the terms of the indenture, any new subsidiary of the Operating Partnership will also guarantee the Notes due 2026. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

During the nine months ended September 30, 2023, we issued 32,200 shares, respectively, of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

In January 2023, we terminated the previously existing “at-the-market” offering program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. As of September 30, 2023, we had not sold any shares of common stock under the ATM Program.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

On October 23, 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and provides $30.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. There were no amounts outstanding under the Loan Agreement as of November 2, 2023. See Note 12 “Subsequent Events” to our condensed consolidated financial statements included in this report for more information.

We expect to meet our liquidity needs through cash and investments on hand, cash flows from operations, our Revolving Credit Facility and cash flow from sources discussed above. We believe that our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet our liquidity needs. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

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

The following table describes the dividends declared by the Company during the nine months ended September 30, 2023:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 15, 2023	Common stock	$1.80	January 1, 2023 to March 31, 2023	April 14, 2023	$50,725
March 15, 2023	Series A preferred stock	$0.5625	January 15, 2023 to April 14, 2023	April 14, 2023	$338
June 15, 2023	Common stock	$1.80	April 1, 2023 to June 30, 2023	July 14, 2023	$50,742
June 15, 2023	Series A preferred stock	$0.5625	April 15, 2023 to July 14, 2023	July 14, 2023	$338
September 15, 2023	Common stock	$1.80	July 1, 2023 to September 30, 2023	October 13, 2023	$50,742
September 15, 2023	Series A preferred stock	$0.5625	July 15, 2023 to October 14, 2023	October 13, 2023	$338

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2023 (in thousands):

Payments Due		Exchangeable
by Year	Notes due 2026	Senior Notes	Interest	Office Rent	Total
2023 (three months ending December 31)	$—	$—	$4,166	$124	$4,290
2024	—	4,436	16,523	511	21,470
2025	—	—	16,500	526	17,026
2026	300,000	—	6,646	543	307,189
2027	—	—	—	45	45
Total	$300,000	$4,436	$43,835	$1,749	$350,020

Additionally, as of September 30, 2023, we had approximately $17.2 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. As of September 30, 2023, we also had approximately $1.4 million outstanding in commitments to fund a construction loan, which the developer is required to complete by December 31, 2023, subject to extension in certain circumstances. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

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

For the three and nine months ended September 30, 2023, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 75,682 and 83,007 shares for the three and nine months ended September 30, 2023, respectively, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three and nine months ended September 30, 2022, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 100,799 shares and 235,753 shares for the three and nine months ended September 30, 2022, respectively, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three and nine months ended September 30, 2023 and 2022, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of the respective periods.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$41,256	$37,278	$122,941	$111,866
Real estate depreciation and amortization	16,678	15,900	50,096	45,001
FFO attributable to common stockholders (basic)	57,934	53,178	173,037	156,867
Cash and non-cash interest expense on Exchangeable Senior Notes	50	72	169	474
FFO attributable to common stockholders (diluted)	57,984	53,250	173,206	157,341
Financing expense	—	14	—	118
Litigation-related expense	1,112	2,112	2,328	2,231
Loss (gain) on exchange of Exchangeable Senior Notes	—	—	(22)	125
Normalized FFO attributable to common stockholders (diluted)	59,096	55,376	175,512	159,815
Interest income on seller-financed note(1)	402	—	939	—
Stock-based compensation	4,934	4,379	14,647	13,195
Non-cash interest expense	335	316	992	934
Above-market lease amortization	23	23	69	69
AFFO attributable to common stockholders (diluted)	$64,790	$60,094	$192,159	$174,013
FFO per common share – diluted	$2.05	$1.89	$6.13	$5.72
Normalized FFO per common share – diluted	$2.09	$1.97	$6.21	$5.81
AFFO per common share – diluted	$2.29	$2.13	$6.80	$6.33
Weighted average common shares outstanding – basic	27,983,004	27,938,568	27,971,544	27,144,953
Restricted stock and RSUs	206,919	118,567	193,503	115,445
Dilutive effect of Exchangeable Senior Notes	75,682	100,799	83,007	235,753
Weighted average common shares outstanding – diluted	28,265,605	28,157,934	28,248,054	27,496,151

(1)	Amount reflects the non-refundable interest paid on the seller-financed note issued to us by the buyer in connection with our disposition of a portfolio of four properties in southern California previously leased to affiliates of Vertical, which is recognized as a deposit liability and is included in other liabilities in our condensed consolidated balance sheet as of September 30, 2023, as the transaction did not qualify for recognition as a completed sale.

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

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the three and nine months ended September 30, 2023 and 2022.

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

Interest Rate Risk

As of September 30, 2023, we had $300.0 million principal amount of Notes due 2026 and approximately $4.4 million principal amount of Exchangeable Senior Notes outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of a material weakness in our internal control over financial reporting as described below.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as previously filed and included in this Quarterly Report on Form 10-Q and such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and the results of its operations and its cash flows for the three and nine-months period then ended, in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect our business, financial condition and/or results of operations. Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The risks as described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

In August 2023, the U.S. Department of Health and Human Services (“HHS”) recommended to the U.S. Drug Enforcement Administration (“DEA”) that cannabis be reclassified from a schedule I drug to a schedule III drug under the Controlled Substances Act. HHS based this recommendation on a Food and Drug Administration (“FDA”) review of cannabis’ classification pursuant to President Biden’s executive order in October 2022. The process for reclassification will require DEA approval and likely complex administrative rulemaking proceedings, and it remains unclear how long this process will take and the scope of any final decisions or rules. Further, the impact of such decisions or rules, if any are promulgated, on existing state-regulated cannabis programs remains unclear, including but not limited to FDA and other federal regulatory agency involvement, the impact of such a decision on potential federal legislative reform such as proposals to de-schedule cannabis and provide greater access to capital markets for state-regulated cannabis operators, and the potential entry into the cannabis markets of large, well-capitalized companies as a result of any re-scheduling.

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

In July 2022, Kings Garden, a prior tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent. As previously disclosed, for one property in San Bernardino, California, we are evaluating alternative non-cannabis uses for the property, due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing. As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2023, we regained possession of the remaining four properties that Kings Garden previously occupied. Of those four properties, we are evaluating non-cannabis uses for two properties representing less than 1% of our invested capital at September 30, 2023, also due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing.

In November 2022, a subsidiary of Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and we expect to regain possession of the property. The Pennsylvania regulated cannabis program issued a limited number of operator licenses, and as a result, we may encounter longer delays and other challenges in finding a suitable tenant, versus in states with more licensed operators. In October 2023, we regained possession of the property.

See Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated November 2, 2023