Form 10-K
period 2023-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2024-02-27
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2.0 billion, based upon the last reported sale price of $73.01 per share on the New York Stock Exchange on June 30, 2023, the last business day of the Registrant’s most recently completed second quarter.

As of February 27, 2024, there were 28,205,423 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innovative Industrial Properties, Inc.’s Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-K – ANNUAL REPORT

DECEMBER 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, as well as by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	rates of default on leases for our assets;
●	concentration of our portfolio of assets and limited number of tenants;
●	the estimated growth in and evolving market dynamics of the regulated cannabis market;
●	the demand for regulated cannabis facilities;
●	inflation dynamics;
●	the impact of pandemics on us, our business, our tenants, or the economy generally;
●	war and other hostilities, including the conflicts in Ukraine and Israel;
●	our business and investment strategy;
●	our projected operating results;
●	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
●	availability of suitable investment opportunities in the regulated cannabis industry;
●	our understanding of our competition and our potential tenants’ alternative financing sources;
●	the expected medical-use or adult-use cannabis legalization in certain states;
●	shifts in public opinion regarding regulated cannabis;
●	the potential impact on us from litigation matters, including rising liability and insurance costs;
●	the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities;
●	the state of the U.S. economy generally or in specific geographic areas;

●	economic trends and economic recoveries;
●	our ability to access equity or debt capital;
●	financing rates for our target assets;
●	our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility;
●	covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition;
●	our ability to maintain our investment grade credit rating;
●	changes in the values of our assets;
●	our expected portfolio of assets;
●	our expected investments;
●	interest rate mismatches between our assets and our borrowings used to fund such investments;
●	changes in interest rates and the market value of our assets;
●	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;
●	the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
●	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “Investment Company Act”);
●	availability of qualified personnel; and
●	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2023, we had 21 full-time employees.

Our corporate office is located at 1389 Center Drive, Suite 200, Park City, Utah 84098. Our telephone number is (858) 997-3332.

2023 Business Update

Investments

During 2023, we acquired two new properties and made additional investments into existing properties under development or redevelopment. As of December 31, 2023, we owned 108 properties comprising an aggregate of approximately 8.9 million rentable square feet (including approximately 1.4 million rentable square feet under development/redevelopment) in 19 states. As of December 31, 2023, we had invested an aggregate of approximately $2.4 billion across our property portfolio (consisting of purchase price and funding of draws for improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional approximately $40.1 million to fund draws to certain tenants and vendors for improvements at our properties. Of the approximately $40.1 million committed to fund draws to certain tenants and vendors for improvements at our properties, approximately $9.6 million was incurred but not funded as of December 31, 2023. These statistics do not include a $23.0 million loan commitment from us to a developer for construction of a regulated cannabis cultivation and processing facility in California, of which we have funded approximately $22.0 million as of December 31, 2023.

Of these 108 properties, we include 103 properties in our operating portfolio, which were 95.8% leased as of December 31, 2023, with a weighted-average remaining lease term of approximately 14.6 years.

We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of December 31, 2023, and together are expected to comprise approximately 715,000 rentable square feet upon completion of development/redevelopment):

●	Inland Center Drive in San Bernardino, California;
●	Perez Road in Cathedral City, California (pre-leased);
●	63795 19th Avenue in Palm Springs, California;
●	Leah Avenue in San Marcos, Texas; and
●	Davis Highway in Dimondale, Michigan (pre-leased).

For more information regarding our properties and tenants, see the sections entitled “— Tenant Concentration” and “— Geographic Concentration” below.

Property Sale

In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Medical Investor Holdings, LLC (“Vertical”) for $16.2 million (excluding transaction costs) with a secured loan for $16.1 million with the buyer of the properties. The transaction did not qualify for recognition as a completed sale since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred. All consideration received, as well as any future payments, from the buyer is recognized as a deposit liability and is included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been met. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with gross carrying values of approximately $3.4 million and approximately $13.9 million, respectively, and accumulated depreciation of approximately $1.6 million as of December 31, 2023, remain on the consolidated balance sheet, and the buildings and improvements continue to be depreciated. During the year ended December 31, 2023, we received cash interest payments of approximately $1.3 million, which have been recorded as a liability as of December 31, 2023.

Financial Results

	Years Ended December 31,		Percentage
	2023	2022	Increase

	(dollars in thousands, except per share data)
Rental revenues (including tenant reimbursements)	$307,349	$274,377	12%
Net income attributable to common stockholders	$164,236	$153,034	7%
Net income attributable to common stockholders per share – diluted	$5.77	$5.52	5%
AFFO(1)	$256,497	$233,637	10%
AFFO per share – diluted(1)	$9.08	$8.45	7%
Dividends per share of common stock declared	$7.22	$7.10	2%
(1)	For a definition and discussion of adjusted funds from operations (“AFFO”) and a reconciliation of AFFO to net income attributable to common stockholders, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capital Activities

In January 2023, we terminated the previously existing “at-the-market” offering program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. During the year ended December 31, 2023, we sold 101,061 shares of our common stock under the ATM Program for net proceeds of approximately $9.6 million.

In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and provides $30.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. There were no amounts outstanding under the Loan Agreement as of December 31, 2023.

During the year ended December 31, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). Subsequent to year-end, we issued 28,408 shares of our common stock and paid approximately $4.3 million in cash upon exchange by holders of the remaining approximately $4.3 million principal amount of

Exchangeable Senior Notes and paid off the remaining $100,000 principal amount at maturity, in accordance with the terms of the indenture for the Exchangeable Senior Notes.

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

The following table sets forth certain information regarding our property portfolio by property type for the year ended and as of December 31, 2023 (dollars in thousands):

		Rentable Square Feet		Contractual Rent
			Under	Collected for	Percentage
	Number of		Development or	the Year Ended	of
Property Type	Properties	Operating	Redevelopment	December 31, 2023(1)	Total
Industrial(2)(3)	66	6,901,000	1,315,000	$261,845	92%
Retail	33	150,000	—	6,963	2
Industrial/Retail(3)	9	458,000	63,000	17,298	6
Total	108	7,509,000	1,378,000	$286,106	100%

(1)	Contractual rent collected includes base rent and property management fees, including amounts collected for one property and portions of two properties that did not satisfy the requirements for sale-leaseback accounting and therefore are primarily recognized as other revenue on our consolidated statements of income. Contractual rent collected excludes tenant reimbursements.
(2)	Number of properties and rentable square feet include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the investment is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.
(3)	“Industrial” reflects facilities utilized or expected to be utilized for regulated cannabis cultivation, processing and/or distribution activities, which can consist of industrial and/or greenhouse space. Also includes three properties (one located in San Bernardino, California and two located in Palm Springs, California), where we are evaluating alternative non-cannabis uses for the properties, due in part to changes in the zoning that no longer allow for regulated cannabis cultivation and processing.

As of December 31, 2023, the tenants at our leased properties are generally responsible for paying (or reimbursing us) for all structural repairs, maintenance expenses, insurance and real estate taxes related to the property during the term of the applicable lease.

Our Competitive Strengths

We believe that we have the following competitive strengths:

●	Experienced Management Team. Alan Gold, our executive chairman, and other members of our senior management team have substantial experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets. In particular, in August 2004, Mr. Gold and Gary Kreitzer, vice chairman of our board of directors, founded BioMed Realty Trust, Inc. (formerly NYSE: BMR) (“BioMed Realty”), an internally-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry, an industry they believed to be underserved by commercial property investors and lenders and poised for significant growth. Mr. Gold served as chairman of the board of directors and chief executive officer and Mr. Kreitzer served as executive vice president and a member of the board of directors from the founding of BioMed Realty in 2004 through the acquisition of BioMed Realty by an affiliate of The Blackstone Group, L.P. in 2016.
●	Recurring Revenue with Contractual Escalations. As of December 31, 2023, we owned 108 properties. Of these 108 properties, we include 103 properties in our operating portfolio, which were 95.8% leased as of December 31, 2023, with a weighted-average remaining lease term of approximately 14.6 years, and which are subject to contractual rental rate increases. Along with our existing portfolio, we expect to continue to enter into additional similar transactions structured to provide recurring revenue with contractual escalations.
●	Demonstrated Investment Acumen. We utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our extensive experience and relationships in the real estate and regulated cannabis industry enable us to identify, negotiate and close on acquisitions and leases with established operators and other operators which meet our criteria.
●	Regulated Cannabis Industry Growth Trends. Based on the strong historical and projected growth for the regulated cannabis industry, we expect to see significant spending by state-licensed cannabis operators on their existing and new state-licensed cannabis facilities, presenting an opportunity for us to be a key capital provider in their expansion initiatives.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, and (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions. Our primary strategy to achieve our business objective is to acquire and own a portfolio of specialized industrial properties, including regulated cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated cannabis industry. This strategy includes the following components:

●	Owning Specialized Industrial Properties and Related Real Estate Assets for Income. We primarily acquire regulated cannabis facilities from licensed operators who will continue their cultivation, processing and/or dispensing operations after our acquisition of the property. We expect to hold acquired properties for investment, with the goal of generating stable and increasing rental income from leasing these properties to licensed operators.
●	Expanding as Additional States Enact Regulated Cannabis Programs. We acquire properties in the United States, with a focus on states that have established regulated cannabis programs. As of December 31, 2023, we owned properties in 19 states, and we expect that our acquisition opportunities will continue to expand as additional states establish regulated cannabis programs and license new operators.
●	Providing Expansion Capital to Existing Tenants as an Additional Source of Income. We have provided expansion capital for many of our existing tenant operators as they expand operations in additional states and locations within a state, as well as capital for continued enhancements of production capacity at existing facilities that these operators lease from us, which correspond to adjustments in rent under the applicable leases and other provisions in certain cases. We expect to continue to focus on executing on these expansion initiatives with our tenant operators.
●	Preserving Financial Flexibility on our Balance Sheet. We are focused on maintaining a flexible capital structure for financing our growth initiatives. As of December 31, 2023, we had debt comprised of approximately $4.4 million principal amount of Exchangeable Senior Notes and $300.0 million principal amount of our 5.50% Senior Notes due 2026 (the “Notes due 2026”), representing a total quarterly fixed cash interest obligation of approximately $4.1 million and approximately 12% of our total gross assets of approximately $2.6 billion, with no debt maturing until May 2026 (holders exchanged the remaining principal amount of the Exchangeable Senior Notes for a combination of shares of common stock and cash subsequent to year-end).

Our Target Markets

Our target markets include states that have established regulated cannabis programs. As of December 31, 2023, we owned 108 properties located in 19 states. According to the Marijuana Business Daily, as of November 13, 2023, 40 states and the District of Columbia have legalized cannabis for medical use, and 24 states and the District of Columbia have legalized cannabis for adult-use.

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

Industry Trends

According to BDSA, state-legal cannabis sales in the United States are projected to grow from $26.4 billion in 2022 to $43.4 billion by 2027, representing a compound annual growth rate of approximately 10.5%.

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

Shifting Public Attitudes and State Law and Legislative Activity

We believe that the growth of the regulated cannabis industry has been fueled, in part, by the rapidly changing public attitudes in the United States. In a Gallup poll released in November 2023, a record 70% of U.S. adults supported federal legalization of cannabis, with majority support found across demographic and political subgroups.

As of November 13, 2023, 40 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2023. In addition, as of November 13, 2023, 24 states, plus the District of Columbia, have legalized cannabis for adult-use.

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

Inflation and Supply Chain Constraints

The U.S. economy has experienced a sustained increase in inflation rates in recent years, which we believe is negatively impacting our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projects. Labor shortages and global supply chain issues also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants’ projects.

Reduced Capital Availability for Tenants

Recently, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in spring of 2022 and continued uncertainty regarding monetary policy.

Driven in part by overall macroeconomic conditions, capital availability has significantly declined for regulated cannabis operators. According to Viridian Capital Advisors (“Viridian”), worldwide cannabis capital raises in 2023 constituted a multi-year low, with less than $2 billion in total capital raises, versus over $4.3 billion in 2022 and over $12 billion in 2021. Total equity and debt capital raising for public and private cannabis cultivation and retail companies in the United States decreased 74% from 2022 and were lower than any previous year since before 2018, with debt accounting for over 80% of all capital raised for cannabis cultivation operations. According to Viridian, as of December 31, 2023, cannabis stock prices (as measured by the MSOS ETF) had declined more than 87% since their February 2021 peak.

Also according to Viridian, mergers and acquisitions activity in the North American regulated cannabis industry declined significantly in 2023 to $1.75 billion, down from $4.95 billion in 2022.

Tenant Concentration

As of December 31, 2023, all of our revenues were derived from 108 properties. The following table sets forth certain information regarding the top ten tenants in our property portfolio that represented the largest total invested and committed capital as of and for the year ended December 31, 2023 (dollars in thousands):

			Contractual Rent
		Total Invested	Collected for	Percentage
	Number of	and Committed	the Year Ended	of
Tenant(1)	Properties	Capital(2)	December 31, 2023(3)	Total
PharmaCann Inc. ("PharmaCann")	11	$321,172	$44,347	16%
Ascend Wellness Holdings, Inc. ("Ascend")	4	214,050	29,094	10
Green Thumb Industries, Inc. ("Green Thumb")	3	176,800	21,293	7
Curaleaf Holdings, Inc. ("Curaleaf")	8	175,047	19,750	7
The Cannabist Company (f/k/a Columbia Care Inc.)	21	147,834	17,155	6
Trulieve Cannabis Corp. ("Trulieve")	6	146,503	18,568	6
Holistic Industries Inc. ("Holistic")	5	121,900	17,115	6
Cresco Labs Inc. ("Cresco")	5	120,845	16,026	6
4Front Ventures Corp. ("4Front")(4)	4	119,150	15,095	5
SH Parent, Inc. ("Parallel")(5)	2	107,900	19,513	7
Total	69	$1,651,201	$217,956	76%

(1)	Includes leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
(2)	Total invested and committed capital includes development and improvements allowance not funded as of December 31, 2023.
(3)	Contractual rent collected includes base rent and property management fees, including amounts collected for one property and a portion of one property that did not satisfy the requirements for sale-leaseback accounting and therefore are primarily recognized as other revenue on our consolidated statements of income. Contractual rent collected excludes tenant reimbursements.
(4)	Number of properties and total invested and committed capital include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the investment is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.
(5)	Includes contractual rent collected from two properties previously leased to Parallel in Texas and Pennsylvania. Parallel defaulted on its obligations to pay rent at the two properties, and we regained possession of the Texas property in March 2023 and the Pennsylvania property in October 2023. See Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information.

Many of our tenants have limited histories of operations, and have not yet been profitable, or have been profitable only for a short period of time. For some or all of 2024, we expect that many of our tenants will continue to incur losses as their expenses increase in connection with the expansion of their operations and the current operating environment, and that they have made and will continue to make rent payments to us from proceeds from the sale of the applicable property or cash on hand, and not funds from operations. Furthermore, each of our leases does not prohibit the tenant from conducting adult-use cannabis operations at the applicable property, provided such operations are in compliance with applicable state and local laws. As such, our tenant may conduct adult-use cannabis operations at the property it leases from us, which in turn could expose that tenant, us and our property to different and greater risks, including heightened risks of enforcement of federal laws. For example, Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Virginia and Washington permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

In July 2022, Kings Garden, Inc. (“Kings Garden”) defaulted on its obligations to pay rent at all of the properties it leases with us, and pursuant to a confidential, conditional settlement agreement executed on September 11, 2022 between us and Kings Garden, we terminated the leases for two properties that were in development or redevelopment as of December 31, 2023 and regained possession of those properties. In September 2023, we regained possession of the four remaining properties that Kings Garden had occupied, where Kings Garden paid stipulated rent during its period of occupancy until September 20, 2023.

In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and we regained possession of that property in October 2023. In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas, and we regained possession of that property in March 2023.

In November 2022, Green Peak Industries, Inc. (“Green Peak”) defaulted on its obligations to pay rent at one of our properties in Michigan. In March 2023, a receiver was appointed over substantially all of Green Peak’s assets, and we subsequently regained possession of one property that was under redevelopment as a regulated cannabis cultivation and processing facility and three retail properties in Michigan. We also expect to regain possession of the remaining regulated cannabis cultivation and processing facility still occupied by the receiver on March 1, 2024.

See Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements included in this report for more information regarding Kings Garden, Parallel and Green Peak.

In 2023, as previously reported in our periodic filings, we also executed limited rent deferrals for Holistic (at two properties in California and Michigan), Calyx Peak, Inc. (one property in Missouri), Temescal Wellness of Massachusetts, LLC (one property in Massachusetts) and 4Front (one property in Illinois) (see Note 6 “Investments in Real Estate” to our consolidated financial statements included in this report for more information). In January 2024, we further amended the 4Front Illinois lease to provide a temporary rent reduction (see Note 12 “Subsequent Events” to our consolidated financial statements included in this report for more information).

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

Geographic Concentration

The following table sets forth certain state-by-state information regarding our property portfolio for the year ended and as of December 31, 2023 (dollars in thousands):

				Contractual Rent
				Collected for	Percentage
	Number of	Rentable	Total Invested and	the Year Ended	of
State	Properties	Sq. Ft.(1)	Committed Capital(2)	December 31, 2023(3)	Total
Arizona	3	377,000	$27,737	$4,214	1%
California	9	849,000	206,448	17,929	6
Colorado	27	233,000	83,340	7,405	3
Florida	4	1,008,000	166,550	23,330	8
Illinois	7	965,000	305,700	40,405	14
Maryland	3	271,000	88,265	8,229	3
Massachusetts(4)	10	989,000	306,200	41,579	14
Michigan	14	946,000	293,979	31,184	11
Minnesota	1	89,000	9,710	1,756	1
Missouri	1	83,000	28,250	3,748	1
Nevada	1	43,000	9,600	1,537	1
New Jersey	4	291,000	103,985	12,748	4
New York	2	622,000	204,866	26,056	9
North Dakota	3	42,000	15,849	1,975	1
Ohio	5	374,000	111,295	12,992	5
Pennsylvania	10	1,361,000	385,430	42,369	15
Texas	2	148,000	30,231	3,076	1
Virginia	1	82,000	19,750	2,838	1
Washington	1	114,000	17,500	2,736	1
Total	108	8,887,000	$2,414,685	$286,106	100%
(1)	Includes approximately 1.4 million square feet under development/redevelopment.
(2)	Total invested and committed capital includes development and improvements allowances not funded as of December 31, 2023.
(3)	Contractual rent collected includes base rent and property management fees, including amounts collected for one property and portions of two properties that did not satisfy the requirements for sale-leaseback accounting and therefore are primarily recognized as other revenue on our consolidated statements of income. Contractual rent collected excludes tenant reimbursements.
(4)	Number of properties and rentable square feet include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the investment is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.

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

Our Financing Strategy

We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock, preferred stock and notes, and draws from our Revolving Credit Facility. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that we can reinvest the proceeds of such an offering in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities or draws from our Revolving Credit Facility. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our focus on serving the regulated cannabis industry. Our investment guidelines provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

We have filed an automatic shelf registration statement, which may permit us, from time-to-time, to offer and sell common stock, preferred stock, warrants, debt securities and other securities to the extent necessary or advisable to meet our liquidity needs.

Capital raising activities by U.S. REITs continued to be subdued in 2023, after experiencing a significant decline in the latter part of 2022. According to the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), U.S. REIT 2023 capital raising was modestly higher than 2022, though 2022 represented the lowest level since 2009.

Financial markets for REITs and the cannabis industry have been volatile in general for an extended period of time, which has also significantly reduced our access to capital. This has contributed to a significant decrease in our investments in new properties in 2022 and 2023. If sustained, this would have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties.

Risk Management

As of December 31, 2023, we owned 108 properties located in 19 states. Many of our tenants are tenants at multiple properties. We will continue to attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we expect that no single property will exceed 20% of our total assets and that properties leased to a single tenant (individually or together with its affiliates) will not exceed 20% of our total assets. Notwithstanding the foregoing, the industry continues to experience significant consolidation among regulated cannabis operators, and certain of our tenant operators may combine, increasing the concentration of our tenant portfolio with those consolidated operators.

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

In August 2023, the U.S. Department of Health and Human Services (“HHS”) recommended to the DEA that cannabis be reclassified from a Schedule I drug to a Schedule III drug under the CSA. HHS based this recommendation on a Food and Drug Administration (“FDA”) review of cannabis’ classification pursuant to President Biden’s executive order in October 2022. The process for reclassification will require DEA approval and likely complex administrative rulemaking proceedings, and it remains unclear how long this process will take and the scope of any final decisions or rules.

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place.  Commonly referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015.  Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In January 2024, a stopgap spending bill passed, extending the application of the Rohrabacher-Blumenauer Amendment until March 8, 2024. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

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

Changes to zoning, land use and other laws, ordinances and regulations may also prevent us from leasing a property for regulated cannabis cultivation, processing and/or dispensing in the future. For three of our properties (one located in San Bernardino, California and two located in Palm Springs, California), as of December 31, 2023, we were evaluating alternative non-cannabis uses for the properties, due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing.

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

Available Information

We make available to the public free of charge through our website our Definitive Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. Our internet website address is www.innovativeindustrialproperties.com. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Risks Related to Our Business

●	Many of our tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all.
●	The inability of any single tenant to make its lease payments could adversely affect our business.
●	We are focused on properties leased to licensed cannabis operators, and a decrease in demand for these types of facilities would have a greater impact on us than if we had a more diversified property portfolio.

●	Our real estate investments consist of primarily properties suitable for cultivation and production of cannabis, which may be difficult to sell or re-lease upon tenant defaults or lease terminations.
●	We have a limited operating history and may not be able to continue to operate our business successfully.
●	The assets we acquire may be subject to impairment charges.
●	We face significant risks associated with the development and redevelopment of properties that we acquire.
●	We are currently subject to securities lawsuits and we may be subject to litigation in the future, which may divert management’s attention and have a material adverse effect on us.
●	Inflation may adversely affect our business and our tenants’ financial condition and results of operations.
●	Competition for the acquisition of properties suitable for regulated cannabis operations and alternative financing sources for licensed operators may make new acquisitions difficult or less economically attractive.
●	Our growth will depend upon future acquisitions of regulated cannabis facilities.
●	There may only be a limited number of cannabis facilities operated by suitable tenants available for acquisition.
●	Our and our tenants’ businesses may be materially and adversely affected by global pandemics.
●	Our tenants may be unable to renew or otherwise maintain their licenses for their cannabis operations.
●	We acquire our properties “as-is,” which increases the risk of costs to remedy defects without recourse.
●	Our property portfolio is and will be geographically concentrated in certain states.
●	Some of our tenants could be susceptible to bankruptcy.
●	Our tenants may be subject to Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”).
●	We have acquired and may continue to acquire and lease cannabis retail stores and dispensaries, which present additional risks in comparison to properties for the cultivation and production of regulated cannabis.
●	We are exposed to the potential impacts of future climate change.
●	Liability for uninsured losses could adversely affect our financial condition.
●	Our properties’ access to adequate water and power supplies could be interrupted.
●	We may have a difficult time obtaining the insurance policies with our focus on the regulated cannabis industry.
●	Construction loans involve an increased risk of loss and other risks that are different from owning properties.
●	We may purchase properties subject to ground leases or engage in other transactions involving ground leases.

Risks Related to Regulation

●	Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.
●	Certain of our tenants engage in operations for the adult-use cannabis industry, which may subject us and our properties to additional risks associated with such adult-use cannabis operations.
●	New laws adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cannabis operations may be modified or eliminated in the future.
●	Our ability to grow our business depends on state laws pertaining to the cannabis industry.
●	FDA regulation of cannabis facilities could negatively affect the regulated cannabis industry.
●	We and our tenants may have difficulty accessing the service of banks and other financial institutions.
●	Property owners located in close proximity to our properties may assert claims against our cannabis facilities.
●	Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially adversely affect our operations, and we cannot predict the impact that future regulations may have on us.
●	Assets leased to cannabis businesses may be forfeited to the federal government.
●	We may have difficulty accessing bankruptcy courts.
●	The properties that we acquire are subject to extensive regulations, which may result in significant costs.
●	Compliance with environmental laws could materially increase our operating expenses.

Risks Related to Financing Our Business

●	Our growth depends on external sources of capital, which may not be available on favorable terms or at all.
●	Our existing and future indebtedness could reduce our distributable cash and expose us to default risk.
●	A downgrade in our investment grade credit rating could adversely affect our business and financial condition.
●	Our Notes due 2026 include restrictive covenants that limit our operational flexibility.

Risks Related to Our Organization and Structure

●	Our senior management team manages our portfolio subject to very broad investment guidelines.
●	Our board of directors may change our investment objectives and strategies without stockholder consent.
●	Certain provisions of Maryland law could inhibit changes in control.
●	Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
●	Severance agreements with our executive officers could be costly and prevent a change in our control.
●	We depend on our Operating Partnership for cash flow and are structurally subordinated in right of payment.
●	Our Operating Partnership may issue additional limited partnership interests to third parties without the consent of our stockholders, which would reduce the distributions we can make to our stockholders.
●	If we issue limited partnership interests in our Operating Partnership in exchange for property, the value placed on such partnership interests may not accurately reflect their market value, which may dilute your interest in us.
●	Our rights and the rights of our stockholders to take action against our directors and officers are limited.
●	Our charter provisions make it difficult to remove directors, and to effect changes in management as a result.
●	Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.
●	We plan to continue to operate our business so as not to require registration under the Investment Company Act.

Risks Related to Our Securities

●	The market prices and trading volumes of our capital stock have been and may continue to be volatile.
●	Capital stock eligible for future sale may have material and adverse effects on our share price.
●	We cannot assure you of our ability to make distributions in the future.
●	Our charter permits us to pay distributions from any source and, as a result, the amount of distributions paid at any time may not reflect the performance of our properties or as cash flow from operations.
●	The market price of our capital stock could be materially, adversely affected by our level of cash distributions.

Risks Related to Our Taxation as a REIT

●	Our failure to qualify as a REIT would reduce our distributable cash and negatively impact us.
●	The REIT distribution requirements could adversely affect our ability to execute our business plan, and require us to make unfavorable borrowing decisions or subject us to tax.
●	If Section 280E of the Code applies to us, tax deductions may be disallowed, resulting in federal income tax and potentially jeopardizing our REIT status.
●	Complying with REIT requirements may cause us to forego attractive business opportunities or asset sales.
●	The tax on prohibited transactions could limit what transactions we make or subject us to a 100% penalty tax.
●	Our board of directors has the ability to revoke our REIT election without stockholder approval.
●	Dividends payable by REITs do not qualify for the reduced tax rates on dividends from regular corporations.
●	REIT requirements may limit our ability to hedge our liabilities effectively and result in tax liabilities.
●	Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
●	Non-U.S. stockholders will generally be subject to withholding tax with respect to our ordinary dividends.
●	Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

General Risk Factors

●	We are dependent on our key personnel for our success.
●	The occurrence of cyber incidents or cyberattacks could disrupt our operations and damage our business.
●	Contingent or unknown liabilities could materially and adversely affect our business.

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

In addition, in general, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries or other changes in the marketplace for their products, and have limited access to traditional forms of financing. For example, during the COVID-19 pandemic, our tenants were generally not able to access federal assistance programs that were available to companies in other industries, due to cannabis being a Schedule I controlled substance under the CSA. The success of our tenants will also heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework. For example, in California, the illicit market for cannabis remains a much larger portion of overall sales in the state according to Global Go Analytics, and state and local authorities have assessed significant taxes on regulated cannabis products, both of which have had the impact of significantly limiting the growth and profitability for operators in the state’s regulated cannabis market. In recent months, pricing for regulated cannabis products has dropped significantly, driven in part by the lack of effective enforcement on the illicit market, while input costs, including labor, supplies and construction materials, have increased significantly as a result of the broader higher inflationary environment.

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

According to Viridian, worldwide cannabis capital raises in 2023 constituted a multi-year low, with less than $2 billion in total capital raises, versus over $4.3 billion in 2022 and over $12 billion in 2021. Total equity and debt capital raising for public and private cannabis cultivation and retail companies in the United States decreased 74% from 2022 and were lower than any previously year since before 2018, with debt accounting for over 80% of all capital raised for cannabis cultivation operations.

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

In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties it leases with us, and pursuant to a confidential, conditional settlement agreement executed on September 11, 2022 between us and Kings Garden, we terminated the leases for two properties that were in development or redevelopment as of December 31, 2023 and regained possession of those properties. In September 2023, we regained possession of the four remaining properties that Kings Garden had occupied, where Kings Garden paid stipulated rent during its period of occupancy until September 20, 2023.

In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and we regained possession of that property in October 2023. In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas, and we regained possession of that property in March 2023.

In November 2022, Green Peak defaulted on its obligations to pay rent at one of our properties in Michigan. In March 2023, a receiver was appointed over substantially all of Green Peak’s assets, and we subsequently regained possession of one property that was under redevelopment as a regulated cannabis cultivation and processing facility and three retail properties in Michigan. We also expect to regain possession of the remaining regulated cannabis cultivation and processing facility still occupied by the receiver on March 1, 2024.

See Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements included in this report for more information regarding Kings Garden, Parallel and Green Peak.

Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.

As of December 31, 2023, we owned 108 properties. Five of our tenants, PharmaCann (at eleven of our properties), Ascend (at four of our properties), Green Thumb (at three of our properties), Parallel (at four of our properties, two of which we regained possession in 2023 as a result of Parallel’s defaults under those leases) and Curaleaf (at eight of our properties), represented approximately 15%, 10%, 8%, 7% and 7%, respectively, of our rental revenues (including tenant reimbursements) for the twelve months ended December 31, 2023. Lease payment defaults by any of our tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Our lack of diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.

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

See Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak, which defaulted on their obligations under certain leases with us.

Because our real estate investments consist of primarily industrial and greenhouse properties suitable for cultivation and production of cannabis, our rental revenues are significantly influenced by demand for these facilities generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties primarily consists of industrial and greenhouse properties used in the regulated cannabis industry, we are subject to risks inherent in investments in a single industry. A decrease in the demand for cannabis cultivation and processing facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for cannabis cultivation and processing facilities has been and could be adversely affected by changes in current favorable state or local laws relating to cultivation and production of cannabis or any change in the federal government’s current enforcement posture with respect to state-licensed cannabis operations, among others, including but not limited to changes to local zoning and other laws that no longer allow a facility to be utilized for regulated cannabis activities. To the extent that any of these conditions occur, they are likely to affect demand and market rents for cannabis cultivation and processing facilities, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to you. Other than with respect to three properties (one located in San Bernardino, California and two located in Palm Springs, California) where we are evaluating alternative non-cannabis uses as of December 31, 2023, we do not currently and do not expect in the future to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our facilities leased for cannabis operations.

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

See Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak, which defaulted on their obligations under certain leases with us.

We have a limited operating history, and may not be able to continue to operate our business successfully or generate sufficient cash flow to sustain distributions to our stockholders.

We completed our initial public offering and commenced real estate operations with the acquisition of our first property in December 2016, and have a limited operating history. We are subject to many of the business risks and uncertainties associated with any business enterprise with a limited operating history. Furthermore, our properties are concentrated in the regulated cannabis industry, an industry in its very early stages of development, and we cannot predict how tenant demand and competition for these properties will change over time. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the evolution of tenant demand for regulated cannabis facilities, competition, the evolution of alternative capital sources for potential tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the regulated cannabis industry, conditions in the financial markets and economic conditions.

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

See Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak, which defaulted on their obligations under certain leases with us. While we have not determined that an impairment has occurred with respect to these properties, as we periodically evaluate these and other properties, we may be required to make an adjustment to the net carrying value of one or more of these properties in the future.

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

The realization of any of the risks above or other delays in development and redevelopment activities at a property may also materially adversely impact our tenant’s ability to commence, continue or expand its operations, which may result in that tenant defaulting on its rent obligations to us. As of December 31, 2023, we had properties consisting of an aggregate of approximately 1.4 million rentable square feet under development or redevelopment, and we had committed to fund improvements at our properties in the future totaling up to approximately $40.1 million.

For one of our properties located in San Bernardino, California, as of December 31, 2023, we are evaluating alternative non-cannabis uses for the property, due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing.

In November 2022, Green Peak defaulted on its obligations to pay rent at one of our properties in Michigan, which was under redevelopment as a regulated cannabis cultivation and processing facility, and we subsequently regained possession of that property in March 2023.

In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas, which was under development, and we regained possession of that property in March 2023.

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

In July 2022, Kings Garden, a prior tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent. As previously disclosed, for one property in San Bernardino, California, we are evaluating alternative non-cannabis uses for the property, due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing. In September 2023, we regained possession of the remaining four properties that Kings Garden previously occupied. Of those four properties, we are evaluating non-cannabis uses for two properties representing less than 1% of our invested capital at December 31, 2023, also due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing.

In November 2022, a subsidiary of Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and we regained possession of the property in October 2023. The Pennsylvania regulated cannabis program issued a limited number of operator licenses, and as a result, we may encounter longer delays and other challenges in finding a suitable tenant, versus in states with more licensed operators.

In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas, and we regained possession of that property in March 2023. The Texas regulated cannabis program is a restricted medical cannabis program with a limited number of operator licenses, and as a result, we may encounter longer delays and other challenges in development and finding a suitable tenant, versus in states with more licensed operators and a more open regulated cannabis program.

See Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden and Parallel.

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

As of February 27, 2024, we owned properties in 19 states, and we expect that the properties that we acquire will be geographically concentrated in these states and other states that have established cannabis programs. See “Geographic Concentration” under Item 1, “Business” for a table of properties owned by us and organized by state as of December 31, 2023. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

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

Current Attorney General Merrick Garland has not provided a clear policy directive for the United States as it pertains to state-legal cannabis-related activities, and there can be no assurance that DOJ or other law enforcement authorities will not seek to vigorously enforce existing laws.

Congress previously enacted an omnibus spending bill that includes the Rohrabacher-Blumenauer Amendment prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision will expire on March 8, 2024. There can be no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants currently (and additional tenants may in the future) cultivate adult-use cannabis in our medical-use cannabis facilities, as permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

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

Our existing leases at our properties do not, and we expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis operations for adult-use that is permissible under state and local laws where our facilities are located and certain of our tenants are currently engaged in operations for the adult-use cannabis industry, which may subject our tenants, us and our properties to different and greater risks, including greater prosecution risk for aiding and abetting violation of the CSA and federal laws governing money laundering. For example, the prohibition in the current omnibus spending bill that prohibits the DOJ from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws does not extend to adult-use cannabis laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our tenants to engage in adult-use cannabis operations at our properties. For example, a number of states permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

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

In August 2023, HHS recommended to the DEA that cannabis be reclassified from a Schedule I drug to a Schedule III drug under the CSA. HHS based this recommendation on an FDA review of cannabis’ classification pursuant to

President Biden’s executive order in October 2022. The process for reclassification will require DEA approval and likely complex administrative rulemaking proceedings, and it remains unclear how long this process will take and the scope of any final decisions or rules. Further, the impact of such decisions or rules, if any are promulgated, on existing state-regulated cannabis programs remains unclear, including but not limited to FDA and other federal regulatory agency involvement, the impact of such a decision on potential federal legislative reform such as proposals to de-schedule cannabis and provide greater access to capital markets for state-regulated cannabis operators, and the potential entry into the cannabis markets of large, well-capitalized companies as a result of any re-scheduling.

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

Our Notes due 2026 and any future indebtedness reduce our cash available for distribution and may expose us to the risk of default.

As of February 27, 2024, we had outstanding $300.0 million aggregate principal amount of our Notes due 2026. Payments of principal and interest on our Notes due 2026 and borrowings that we may incur in the future, including pursuant to the Revolving Credit Facility, may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to satisfy the requirements for REIT qualification. Our level of debt and the limitations imposed on us by these debt agreements could have significant material and adverse consequences, including the following:

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

The terms governing our Notes due 2026 and the Revolving Credit Facility include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to our stockholders.

The indenture governing the Notes due 2026 and the Loan Agreement governing the Revolving Credit Facility each contains financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to (1) consummate a merger, consolidation or sale of all or substantially all of our assets and (2) incur additional secured and unsecured indebtedness.

The covenants relating to our Notes due 2026 and Revolving Credit Facility may adversely affect our flexibility and our ability to achieve our operating plans. Our ability to comply with these covenants and other provisions relating to our indenture governing the Notes due 2026 and the Loan Agreement governing the Revolving Credit Facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it, pursue our business plan or make distributions to our stockholders.

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

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock and preferred stock include:

●	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
●	changes in government policies, regulations or laws;
●	the performance of our current properties and additional properties that we acquire;
●	our ability to make acquisitions on preferable terms or at all;
●	equity issuances by us, including issuances by us of shares of common stock under our ATM Program, or share resales by our stockholders, or the perception that such issuances or resales may occur;
●	actual or anticipated accounting problems;
●	publication of research reports about us, the real estate industry or the cannabis industry;
●	changes in market valuations of similar companies;
●	adverse market reaction to any increased indebtedness we may incur in the future;
●	interest rate changes;
●	additions to or departures of our senior management team;
●	speculation in the press or investment community or negative press in general;
●	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
●	failure to maintain our qualification as a REIT;

●	refusal of securities clearing firms to accept deposits of our securities;
●	a delisting of our common stock or preferred stock from the New York Stock Exchange (“NYSE”);
●	the realization of any of the other risk factors presented in this report;
●	actions by institutional stockholders;
●	price and volume fluctuations in the stock market generally; and
●	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

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

As of February 27, 2024, 28,205,423 shares of our common stock were issued and outstanding, and we had reserved an additional 683,342 shares of common stock for future issuance under our 2016 Omnibus Incentive Plan (the “2016 Plan”). In addition, as of February 27, 2024, we had approximately $490.0 million in shares of common stock available for future issuance under the ATM Program. The existence of operating partnership units, shares of Series A Preferred Stock, shares of our common stock reserved for issuance under our 2016 Plan and shares available for future issuance under the ATM Program may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

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

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax, including any applicable alternative minimum tax (for taxable years beginning before December 31, 2017), on our taxable income at regular corporate rates and possibly increased state and local taxes. We will not be able to deduct distributions to our stockholders in any year in which we fail to qualify, nor will we be required to make distributions to our stockholders. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our stockholders. If we fail to qualify as a REIT, all distributions to stockholders, to the extent of current and accumulated earnings and profits, will be taxable to the stockholders as dividend income (which may be subject to tax at preferential rates) and corporate distributions may be eligible for the dividends received deduction if they satisfy the relevant provisions of the Code. Furthermore, if we fail to qualify as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. We might not be entitled to the statutory relief described in this paragraph in all circumstances.

The REIT distribution requirements could adversely affect our ability to execute our business plan, require us to borrow funds during unfavorable market conditions or subject us to tax, which would reduce the cash available for distribution to our stockholders.

To qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gain) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax. However, we can provide no assurances that we will have sufficient cash or other liquid assets to meet these requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for available funds or timing differences between tax reporting and cash receipts. In addition, if the Service were to disallow certain of our deductions, such as employee salaries, depreciation or interest expense, by alleging that we, through our rental agreements with our state-licensed medical cannabis tenants, are primarily or vicariously liable for “trafficking” a Schedule I substance (cannabis) under Section 280E of the Code or otherwise, we would be unable to meet the distribution requirements and would fail to qualify as a REIT. Likewise, if any governmental entity were to impose fines on us for our business involvement in state-licensed cannabis, such fines would not be deductible and the inability to deduct such fines could also cause us to be unable to satisfy the distribution requirement.

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

It remains unclear what impact the rescission of the Cole Memo may have on our ability to qualify as a REIT. If rescission of the Cole Memo is followed by strict enforcement of federal prohibitions regarding cannabis, the Service could seek to apply the provisions of Section 280E of the Code to our company. Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of cannabis products. If the Service were to take the position that, through our rental agreements with our state-licensed cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule I substance (cannabis) under Section 280E of the Code or for any other violations of the CSA, the Service may apply the provisions of Section 280E of the Code to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to qualify as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems are necessary for the operation of our business. We use these systems, among others, to manage our tenant and vendor relationships, for internal communications, for accounting and record-keeping functions, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including confidential information that is proprietary, strategic or competitive in nature, and tenant data (“Information Systems and Data”).

We rely on a multidisciplinary team, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, using manual and automated tools, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, and conducting threat and vulnerability assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, systems monitoring, employee training, and penetration testing.

To operate our business, we utilize certain third-party service providers to perform a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, conducting security assessments, and conducting periodic reassessments during their engagement.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K, including “The occurrence of cyber incidents or cyberattacks could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation,” for additional discussion about cybersecurity-related risks.

Governance

Our board of directors holds oversight responsibility over our strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board of Directors and through its committees. The audit committee of the board of directors oversees the management of systemic risks, including cybersecurity, in accordance with its charter. The audit committee engages in regular discussions with management regarding our significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats.

Our management, represented by our Chief Operating Officer, Catherine Hastings, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. Ms. Hastings is an experienced risk management professional, having previously served as our Chief Financial Officer and Treasurer from 2017 until March 2023, and as Vice President, internal audit of BioMed Realty Trust, Inc. (formerly NYSE: BMR) until December 2016, having joined BioMed Realty in 2009. Ms. Hastings currently oversees key functions for our development, asset management, human resources and information technology functions, including cybersecurity risk oversight and the development and enhancement of internal controls designed to prevent, detect, address, and mitigate the risk of cyber incidents. Since 2016, we have retained a third-party information technology specialist to develop and maintain our information technology infrastructure and network, who has extensive experience in the development of business processes, system infrastructure design and cybersecurity for large-scale, institutional real estate companies.

Management is responsible for helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Management is responsible for approving cybersecurity processes, reviewing cybersecurity assessments and other cybersecurity-related matters, and responding to cybersecurity incidents, including reporting to the audit committee for certain cybersecurity incidents. Our management team also evaluates the potential impact of cybersecurity incidents to determine materiality. This evaluation considers factors such as the nature and scope of the incident, and its effects on operations, assets, or reputation. The audit committee holds quarterly meetings and receives periodic reports from management, including our Chief Operating Officer and third-party information technology expert, concerning our significant cybersecurity threats and risks and the processes we have implemented to address them.

ITEM 2. PROPERTIES

Information pertaining to our properties can be found under Item 1 and Schedule III.

ITEM 3. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements, which is hereby incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “IIPR.” As of February 27, 2024, there were 32 holders of record of our common shares. This number excludes our common shares owned by stockholders holding under nominee security position listings.

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

Stock Performance Graph

The following graph shows a comparison from January 1, 2019 to December 31, 2023 of cumulative total stockholder return, calculated on a dividends reinvested basis, for Innovative Industrial Properties, Inc., the S&P 500 Stock Index, or the S&P 500, and the MSCI US REIT Index, which includes all tax-qualified equity REITs listed in the United States. Note that historic stock price performance is not necessarily indicative of future stock price performance. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Source: SNL Financial

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

For information regarding our outstanding indebtedness, which includes our Notes due 2026 and our Exchangeable Senior Notes, see Note 7 “Debt” in the notes to our consolidated financial statements.

ITEM 6. [RESERVED]

Not applicable.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2023, we had 21 full-time employees.

As of December 31, 2023, we owned 108 properties comprising approximately 8.9 million square feet (including approximately 1.4 million rentable square feet under development/redevelopment) in 19 states. As of December 31, 2023, we had invested approximately $2.4 billion in the aggregate (consisting of purchase price and funding of draws for improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional approximately $40.1 million to fund draws to certain tenants and vendors for improvements at our properties. Of the approximately $40.1 million committed to fund draws to certain tenants and vendors for improvements at our properties, approximately $9.6 million was incurred but not funded as of December 31, 2023. These statistics do not include a $23.0 million loan commitment from us to a developer for construction of a regulated cannabis cultivation and processing facility in California, of which we have funded $22.0 million as of December 31, 2023.

Of these properties, we include 103 properties in our operating portfolio, which were 95.8% leased as of December 31, 2023, with a weighted-average remaining lease term of approximately 14.6 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $8.7 million of security deposits applied for payment of rent for our leases with five tenants) was approximately 98% for the year ended December 31, 2023. Rent collection for our operating portfolio (including approximately $767,000 of security deposits applied for payment of rent from our lease with one tenant) was 100% for the three months ended December 31, 2023.

We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of December 31, 2023, and together are expected to comprise approximately 715,000 rentable square feet upon completion of development/redevelopment):

●	Inland Center Drive in San Bernardino, California;
●	Perez Road in Cathedral City, California (pre-leased);
●	63795 19th Avenue in Palm Springs, California;
●	Leah Avenue in San Marcos, Texas; and
●	Davis Highway in Dimondale, Michigan (pre-leased).

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

Inflation and Supply Chain Constraints

The U.S. economy has experienced a sustained increase in inflation rates in recent years, which we believe is negatively impacting our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projects. Ongoing labor shortages and global supply chain issues also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants’ projects.

Reduced Capital Availability for Tenants and the Company

In recent years, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in spring of 2022 and continued uncertainty regarding monetary policy. Driven in part by overall macroeconomic conditions, capital availability has significantly declined for regulated cannabis operators.

According to Viridian, worldwide cannabis capital raises in 2023 constituted a multi-year low, with less than $2 billion in total capital raises, versus over $4.3 billion in 2022 and over $12 billion in 2021. Total equity and debt capital raising for public and private cannabis cultivation and retail companies in the United States decreased 74% from 2022 and were lower than any previous year since before 2018, with debt accounting for over 80% of all capital raised for cannabis cultivation operations. According to Viridian, as of December 31, 2023, cannabis stock prices (as measured by the MSOS ETF) had declined 87% since their February 2021 peak.

Also according to Viridian, mergers and acquisitions activity in the North American regulated cannabis industry declined significantly in 2023 to $1.75 billion, down from $4.95 billion in 2022.

Capital raising activities by U.S. REITs continued to be subdued in 2023, after experiencing a significant decline in the latter part of 2022. According to the NAREIT, U.S. REIT 2023 capital raising was modestly higher than 2022, though 2022 represented the lowest level since 2009.

Significant Tenants and Concentrations of Risk

As of December 31, 2023, we owned 108 properties located in 19 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At December 31, 2023, our largest property was located in New York and accounted for approximately 5.4% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at December 31, 2023. See Note 2 “Summary of Significant Accounting Policies and Procedures” in the notes to the consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the year ended December 31, 2023.

See Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak, which defaulted on their obligations under certain leases with us.

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

Operating Expenses

Our operating expenses include general and administrative expenses, including personnel costs, stock-based compensation, and legal, accounting and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. Our operating expenses also include costs that we incur for properties, including taxes, insurance, maintenance, security, utilities and other property-specific costs. We generally expect to structure our leases so that the tenant is responsible for real estate taxes, maintenance, insurance, and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

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

Results of Operations

Investments

See Note 6 “Investments in Real Estate” in the notes to the consolidated financial statements for information regarding our investments in real estate and property portfolio activity during the year ended December 31, 2023. In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Vertical for $16.2 million (excluding transaction costs) with a secured loan for $16.1 million with the buyer of the properties. The transaction did not qualify for recognition as a completed sale since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred. All consideration received, as well as any future payments, from the buyer is recognized as a deposit liability and is included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been met. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with gross carrying values of approximately $3.4 million and approximately $13.9 million, respectively, and accumulated depreciation of approximately $1.6 million as of December 31, 2023, remain on the consolidated balance sheet, and the buildings and improvements continue to be depreciated. During the year ended December 31, 2023, we received cash interest payments of approximately $1.3 million, which has been recorded as a liability as of December 31, 2023.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a comparison of the years ended December 31, 2022 and December 31, 2021.

Comparison of the Years Ended December 31, 2023 and 2022 (in thousands)

	Years Ended December 31,
	2023	2022	Change
Revenues:
Rental (including tenant reimbursements)	$307,349	$274,377	$32,972
Other	2,157	1,982	175
Total revenues	309,506	276,359	33,147

Expenses:
Property expenses	24,893	10,520	14,373
General and administrative expense	42,832	38,520	4,312
Depreciation and amortization expense	67,194	61,303	5,891
Total expenses	134,919	110,343	24,576
Gain on sale of real estate	—	3,601	(3,601)
Income from operations	174,587	169,617	4,970
Interest and other income	8,446	3,195	5,251
Interest expense	(17,467)	(18,301)	834
Gain (loss) on exchange of Exchangeable Senior Notes	22	(125)	147
Net income	165,588	154,386	11,202
Preferred stock dividends	(1,352)	(1,352)	—
Net income attributable to common stockholders	$164,236	$153,034	$11,202

Revenues

Rental Revenues. Rental revenues for the year ended December 31, 2023 increased by approximately $33.0 million, or 12%, to approximately $307.4 million, compared to approximately $274.4 million for the year ended December 31, 2022. Of that increase, approximately $13.3 million was related to tenant reimbursements for property insurance premiums and property taxes, which increased to approximately $23.4 million for the year ended December 31, 2023, compared to approximately $10.1 million for the year ended December 31, 2022. The increase in tenant reimbursements was primarily due to a change in our policy, starting in January 2023, from allowing tenants to pay property taxes directly to taxing authorities to us making tax payments directly to taxing authorities and then billing tenants for property tax reimbursements. Prior to 2023, real estate taxes required to be paid by the tenant under our leases were paid directly by the tenant to the tax authorities and were therefore not reflected in our consolidated financial statements. The remaining approximately $19.7 million increase in rental revenue was attributable to:

●	The two properties we acquired in 2023 which generated approximately $5.2 million of rental revenue in 2023;
●	The nine properties we acquired in 2022 which generated approximately $17.8 million of rental revenue in 2023, including a rent adjustment on a lease amendment for an additional improvement allowance at one of these properties, compared to approximately $10.2 million in 2022, a net increase of approximately $7.6 million; and
●	A net increase of approximately $6.9 million in rental revenue generated by properties we acquired prior to 2022, including contractual rent escalations, rent adjustments for amendments to leases for additional improvement allowances at existing properties that resulted in adjustments to rent.

Rental revenues for the year ended December 31, 2023 included the application of approximately $8.7 million of security deposits applied for rent for our leases with five tenants and approximately $888,000 of security deposits applied for tenant reimbursements for property insurance premiums and property taxes for our leases with three tenants. Rental revenues for the year ended December 31, 2023 also included approximately $1.7 million as partial payment of a consent order against Parallel for its failure to pay rent at one of our Pennsylvania properties previously leased to Parallel and approximately $243,000 in payments from Kings Garden pursuant to an offer of judgment relating to certain properties previously leased to Kings Garden (see Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements included in this report for more information).

Rental revenues for the year ended December 31, 2023 were negatively impacted by non-collection of rent during the period from properties in our operating portfolio totaling approximately $4.8 million (consisting of approximately $4.5 million of contractual base rents and property management fees from three tenants and approximately $289,000 for tenant reimbursements for property insurance premiums and property taxes from three tenants), and the termination of certain leases with Green Peak, Kings Garden and Parallel.

Other Revenues. Other revenues for the year ended December 31, 2023 consists of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting. Other revenues for the year ended December 31, 2023 increased by approximately $175,000, or 9%, to approximately $2.2 million, compared to approximately $2.0 million for the year ended December 31, 2022. The increase was primarily due to recognizing a full year of interest revenue in 2023 related to the two properties acquired in 2022 that did not satisfy the requirements for sale-leaseback accounting.

Expenses

Property Expenses. Property expenses for the year ended December 31, 2023 increased by approximately $14.4 million, compared to 2022. The increase was primarily due to the recognition of property taxes incurred and paid or to be paid by us starting in January 2023, as described above. The increase was also due to new property acquisitions and additional investment in existing properties which resulted in higher property insurance premiums and property taxes that we paid for our properties. Property expenses are generally reimbursable to us by the tenants under the terms of the leases.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2023 increased by approximately $4.3 million, or 11%, to approximately $42.8 million, compared to approximately $38.5 million for the year ended December 31, 2022. The increase in general and administrative expense was primarily due to higher compensation expense to employees, the hiring of additional employees, and higher public company costs.

Compensation expense for the years ended December 31, 2023 and 2022 included approximately $19.6 million and $17.5 million, respectively, of non-cash stock-based compensation. The increase in non-cash stock-based compensation expense was primarily due to additional grants of stock-based awards to existing and new employees. Non-cash stock-

based compensation for the years ended December 31, 2023 and 2022 each included approximately $4.0 million relating to performance share units (“PSUs”) granted to certain employees in 2021 and approximately $6.7 million relating to the PSUs granted to certain employees in 2022. As measured as of December 31, 2023, the performance thresholds for the vesting of the PSUs were not met for any of the applicable awards, and the PSUs granted in January 2021 were forfeited in their entirety pursuant to the terms of the agreements.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2023 increased by approximately $5.9 million, or 10%, to approximately $67.2 million, compared to approximately $61.3 million for the year ended December 31, 2022. The approximately $5.9 million increase was related to depreciation and amortization on properties that we acquired and the placement into service of construction at certain of our properties, of which approximately $1.0 million was related to the two properties we acquired in 2023, approximately $1.7 million was related to nine properties we acquired in 2022, and the remaining increase related to properties acquired prior to 2022.

Interest and Other Income. Interest and other income for the year ended December 31, 2023 increased by approximately $5.2 million to approximately $8.4 million, compared to the year ended December 31, 2022. Approximately $4.2 million of the increase was due to higher interest rates on our interest-bearing cash and cash equivalents along with our short-term investments. The remaining increase of approximately $1.0 million was related to interest received on our construction loan during the year ended December 31, 2023.

Interest Expense. Interest expense is primarily related to our Exchangeable Senior Notes issued in February 2019 and Notes due 2026 issued in May 2021. For the year ended December 31, 2023, interest expense decreased by approximately $834,000, or 5%, to approximately $17.5 million, compared to $18.3 million for the year ended December 31, 2022 due to exchanges of approximately $26.9 million outstanding principal amount of our Exchangeable Senior Notes during the year ended December 31, 2022, and also due to the exchanges of $2.0 million outstanding principal amount of our Exchangeable Senior Notes and capitalization of approximately $627,000 of interest during the year ended December 31, 2023.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 8, “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash provided by (used in) operating activities	$255,543	$234,130	$21,413
Net cash provided by (used in) investing activities	(6,788)	(396,201)	389,413
Net cash provided by (used in) financing activities	(195,628)	164,224	(359,852)
Ending cash, cash equivalents and restricted cash	141,699	88,572	53,127

Operating Activities

Cash flows provided by operating activities for the years ended December 31, 2023 and 2022 were approximately $255.5 million and $234.1 million, respectively. Cash flows provided by operating activities primarily related to contractual rent and security deposits from our properties, partially offset by general and administrative expense, interest expense, property expense in excess of tenant reimbursements and property expenses at properties that were not leased. Cash flows provided by operating activities increased from 2022 to 2023 primarily due to leases for properties we acquired during these time periods, annual escalations of base rent on our leases, and amendments to existing leases to increase improvement allowances at those properties, which resulted in a corresponding increase in base rents, partially offset by rent payment defaults by certain tenants, higher cash compensation to employees and higher public company costs.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2023 included approximately $189.0 million of purchases of investments in real estate, funding of draws for improvements and construction, and funding of construction loan and other investments in the aggregate, partially offset by approximately $182.2 million of net maturities of short-term investments.

Cash flows used in investing activities for the year ended December 31, 2022 included approximately $545.9 million of purchases of investments in real estate, funding of draws for improvements and construction, and funding of construction loan and other investments in the aggregate, partially offset by approximately $126.2 million of net maturities of short-term investments and receipt of $23.5 million of proceeds from sale of one of our Pennsylvania properties previously leased to a subsidiary of Maitri Holdings, LLC.

Financing Activities

Cash flows used in financing activities for the year ended December 31, 2023 were approximately $195.6 million, primarily related to dividend payments of approximately $204.1 million to common and preferred stockholders, approximately $561,000 related to payment of deferred financing costs on the Revolving Credit Facility, and approximately $568,000 related to the net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees, partially offset by approximately $9.6 million in net proceeds from the issuance of our common stock.

Cash flows provided by financing activities for the year ended December 31, 2022 were approximately $164.2 million, primarily related to approximately $351.9 million in net proceeds from the issuance of our common stock, partially offset by dividend payments of approximately $185.3 million to common and preferred stockholders and approximately $2.4 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, service our Exchangeable Senior Notes and Notes due 2026 and meet other general business needs.

Sources and Uses of Cash

We derive substantially all of our revenues from the leasing of our properties and collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund our dividends, Notes due 2026 interest payments, repayments of borrowings and interest payments under our Revolving Credit Facility, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur property costs not paid by the tenant during the time it takes to re-lease or sell the property.

As of December 31, 2023, we owned 108 properties. Of these properties, we include 103 properties in our operating portfolio, which were 95.8% leased, with a weighted-average remaining lease term of approximately 14.6 years. Rent collection for our operating portfolio (calculated as base rent and property management fees collected as a percentage of contractually due base rent and property management fees, including an aggregate of approximately $8.7 million of security deposits applied for payment of rent for our leases with five tenants) was approximately 98% for the year ended December 31, 2023. Rent collection for our operating portfolio (including approximately $767,000 of security deposits applied for payment of rent from our lease with one tenant) was 100% for the three months ended December 31, 2023.

In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties that Kings Garden leases from us. In September 2023, we regained possession of the four remaining properties that Kings Garden had occupied, where Kings Garden paid stipulated rent during its period of occupancy until September 20, 2023. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and we regained possession of that property in October 2023. Also in November 2022, Green Peak defaulted on its obligations to pay rent at one of our properties in Michigan. In March 2023, a receiver was appointed over substantially all of Green Peak’s assets, and we subsequently regained possession of one property that was under redevelopment as a regulated cannabis cultivation and processing facility and three retail properties in Michigan. In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas, and we regained possession of that property in March 2023.

See Part I, Item 3. Legal Proceedings and Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements for more information regarding Kings Garden, Parallel and Green Peak.

We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed or re-positioned. In addition, we may recognize an expense for certain property costs, such as insurance premiums and real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the number of property vacancies and whether we have any underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations. In addition, for properties that are not leased and are under development or redevelopment, we may make significant additional investments in these properties in order to get them ready for their intended use and to re-lease them. For the year ended December 31, 2023, property expenses included approximately $844,000 of non-reimbursed expenses related to operating properties that were not leased.

To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets along with draws on our Revolving Credit Facility. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured obligations, are fully and unconditionally guaranteed by us and all of the direct and indirect subsidiaries of the Operating Partnership, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of December 31, 2023. Subject to the terms of the indenture, any new subsidiary of the Operating Partnership will also guarantee the Notes due 2026. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

During the year ended December 31, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

In January 2023, we terminated the previously existing “at-the-market” offering program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through the ATM Program up to $500.0 million in shares of our common stock. During the year ended December 31, 2023, we sold 101,061 shares of our common stock under the ATM Program for net proceeds of approximately $9.6 million.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants, debt securities of our Operating Partnership and other securities to the extent necessary or advisable to meet our liquidity needs.

On October 23, 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and provides $30.0 million in aggregate commitments for the Revolving Credit Facility, which was increased to $45.0 million in aggregate commitments pursuant to an amendment to the Loan Agreement executed subsequent to year-end. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. There were no amounts outstanding under the Loan Agreement as of December 31, 2023. See Note 7 “Debt” to our consolidated financial statements included in this report for more information.

Subsequent to year-end, we issued 28,408 shares of our common stock and paid approximately $4.3 million in cash upon exchange by holders of approximately $4.3 million principal amount of Exchangeable Senior Notes and paid off the remaining $100,000 principal amount at maturity, in accordance with the terms of the indenture for the Exchangeable Senior Notes.

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

In recent years, financial markets have been volatile in general, which has also significantly reduced our access to capital. If sustained, this could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2023, we declared cash dividends on our common stock totaling $7.22 per share, and cash dividends on our Series A Preferred Stock totaling $2.25 per share. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Exchangeable Senior Notes, and make accretive new investments.

	Year Ended December 31,
	2023	2022	2021
Ordinary income distributions	$7.700000	$6.929636	$5.340000
Long-term capital gain distributions(1)	—	0.100364	—
Total	$7.700000	$7.030000	$5.340000

(1)	Unrecaptured Section 1250 Gain of $0.058864 represents additional characterization of and is part of long-term capital gain distributions for the year ended December 31, 2022.

The common stock distribution with a record date of December 29, 2023 was a split-year distribution, with $0.83 allocable to 2023 for federal income tax purposes and $0.99 allocable to 2024 for federal income tax purposes. The common stock distribution with a record date of December 30, 2022 was a split-year distribution, with $0.33 allocable to

2022 for federal income tax purposes and $1.47 allocable to 2023 for federal income tax purposes. The common stock distribution with a record date of December 31, 2021 was a split-year distribution, with $0.10 allocable to 2021 for federal income tax purposes and $1.40 allocable to 2022 for federal income tax purposes.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

Payments Due		Exchangeable
by Year	Notes due 2026	Senior Notes	Interest	Office Rent	Total
2024	$—	$4,436	$16,523	$511	$21,470
2025	—	—	16,500	526	17,026
2026	300,000	—	6,646	543	307,189
2027	—	—	—	45	45
2028	—	—	—	—	—
Total	$300,000	$4,436	$39,669	$1,625	$345,730

As of December 31, 2023, we had (1) approximately $18.7 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease; (2) approximately $11.8 million outstanding in commitments related to contracts with vendors for improvements at our properties, which are expected to be incurred by December 31, 2024; and (3) $1.0 million outstanding in commitments to fund a construction loan. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, there is no explicit time frame for incurring the obligations related to our contracts with vendors, and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

There were no amounts outstanding under the Loan Agreement as of December 31, 2023. See Note 7 “Debt” to our consolidated financial statements included in this report for more information.

Supplemental Guarantor Information

Our Notes due 2026 and our Exchangeable Senior Notes are the unsecured senior obligations of our Operating Partnership and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by us and all of our direct and indirect wholly-owned subsidiaries, which are listed on Exhibit 22.1 hereto and which we refer to collectively as “Subsidiary Guarantors.” Only the Notes due 2026 and the related guarantees are registered securities under the Securities Act. See Note 7 “Debt” in the notes to our consolidated financial statements for a description of certain terms of our Notes due 2026.

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

For all periods presented FFO (diluted), Normalized FFO, AFFO and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. The Exchangeable Senior Notes were anti-dilutive for purposes of calculating earnings per diluted share for all periods presented, and as such, were treated as anti-dilutive for purposes of calculating FFO, Normalized FFO, AFFO and FFO, Normalized FFO and AFFO per diluted share for such periods.

For the three months ended March 31, 2022, 102,333 shares issuable upon vesting of the PSUs were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of March 31, 2022. For the year ended December 31, 2021, 81,414 shares issuable upon vesting of the PSUs were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of December 31, 2021. No shares were issuable upon vesting of the PSUs for all other periods presented, as the performance thresholds for vesting of the PSUs were not met as measured as of the end of those respective periods.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2023	2022	2021
Net income attributable to common stockholders	$164,236	$153,034	$112,638
Real estate depreciation and amortization	67,194	61,303	41,776
Gain on sale of real estate	—	(3,601)	—
FFO attributable to common stockholders (basic)	231,430	210,736	154,414
Cash and non-cash interest expense on Exchangeable Senior Notes	219	546	7,517
FFO attributable to common stockholders (diluted)	231,649	211,282	161,931
Financing expense	—	367	—
Litigation-related expense	2,480	3,010	—
Loss (gain) on exchange of Exchangeable Senior Notes	(22)	125	3,692
Normalized FFO attributable to common stockholders (diluted)	234,107	214,784	165,623
Interest income on seller-financed note(1)	1,342	—	—
Stock-based compensation	19,581	17,507	8,616
Non-cash interest expense	1,375	1,255	715
Above-market lease amortization	92	91	4
AFFO attributable to common stockholders (diluted)	$256,497	$233,637	$174,958
FFO per common share – diluted	$8.20	$7.64	$6.17
Normalized FFO per common share – diluted	$8.29	$7.76	$6.31
AFFO per common share – diluted	$9.08	$8.45	$6.66
Weighted average common shares outstanding – basic	27,977,807	27,345,047	23,903,017
Restricted stock and RSUs	196,821	116,046	96,174
PSUs	—	—	81,414
Dilutive effect of Exchangeable Senior Notes	81,169	202,076	2,180,550
Weighted average common shares outstanding – diluted	28,255,797	27,663,169	26,261,155

(1)Amount reflects the non-refundable interest paid on the seller-financed note issued to us by the buyer in connection with our disposition of a portfolio of four properties in southern California previously leased to affiliates of Vertical, which is recognized as a deposit liability and is included in other liabilities in our consolidated balance sheet as of December 31, 2023, as the transaction did not qualify for recognition as a completed sale.

The tables below are reconciliations of quarterly net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the years ended December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended(1)
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Net income attributable to common stockholders	$41,295	$41,256	$40,931	$40,754
Real estate depreciation and amortization	17,098	16,678	16,704	16,714
FFO attributable to common stockholders (basic)	58,393	57,934	57,635	57,468
Cash and non-cash interest expense on Exchangeable Senior Notes	50	50	50	69
FFO attributable to common stockholders (diluted)	58,443	57,984	57,685	57,537
Litigation-related expense	152	1,112	670	546
Loss (gain) on exchange of Exchangeable Senior Notes	—	—	—	(22)
Normalized FFO attributable to common stockholders (diluted)	58,595	59,096	58,355	58,061
Interest income on seller-financed note(2)	403	402	403	134
Stock-based compensation	4,934	4,934	4,884	4,829
Non-cash interest expense	383	335	331	326
Above-market lease amortization	23	23	23	23
AFFO attributable to common stockholders (diluted)	$64,338	$64,790	$63,996	$63,373
FFO per common share – diluted	$2.07	$2.05	$2.04	$2.04
Normalized FFO per common share – diluted	$2.07	$2.09	$2.07	$2.06
AFFO per common share – diluted	$2.28	$2.29	$2.26	$2.25
Weighted-average common shares outstanding – basic	27,996,393	27,983,004	27,981,517	27,949,747
Restricted stock and RSUs	206,667	206,919	201,462	171,741
Dilutive effect of Exchangeable Senior Notes	76,774	75,682	74,260	102,210
Weighted-average common shares outstanding – diluted	28,279,834	28,265,605	28,257,239	28,223,698

	Three Months Ended(1)
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net income attributable to common stockholders	$41,168	$37,278	$39,876	$34,712
Real estate depreciation and amortization	16,302	15,900	15,233	13,868
Gain on sale of real estate	(3,601)	—	—	—
FFO attributable to common stockholders (basic)	53,869	53,178	55,109	48,580
Cash and non-cash interest expense	72	72	68	334
FFO attributable to common stockholders (diluted)	53,941	53,250	55,177	48,914
Financing expense	249	14	104	—
Litigation-related expense	779	2,112	119	—
Loss (gain) on exchange of Exchangeable Senior Notes	—	—	7	118
Normalized FFO attributable to common stockholders (diluted)	54,969	55,376	55,407	49,032
Stock-based compensation	4,312	4,379	4,437	4,379
Non-cash interest expense	321	316	311	307
Above-market lease amortization	23	23	23	23
AFFO attributable to common stockholders (diluted)	$59,625	$60,094	$60,178	$53,741
FFO per common share – diluted	$1.92	$1.89	$1.97	$1.86
Normalized FFO per common share – diluted	$1.95	$1.97	$1.98	$1.86
AFFO per common share – diluted	$2.12	$2.13	$2.15	$2.04
Weighted-average common shares outstanding – basic	27,938,804	27,938,568	27,850,561	25,620,253
Restricted stock and RSUs	117,831	118,567	82,387	110,457
PSUs	—	—	—	102,333
Dilutive effect of Exchangeable Senior Notes	103,626	100,799	103,742	507,181
Weighted-average common shares outstanding – diluted	28,160,261	28,157,934	28,036,690	26,340,224
(1)	The sum of quarterly financial data may vary from annual data due to rounding and differences in the dilutive effect of potentially issuable shares of each reporting period.
(2)	Amount reflects the non-refundable interest paid on the seller-financed note issued to us by the buyer in connection with our disposition of a portfolio of four properties in southern California previously leased to affiliates of Vertical, which is recognized as a deposit liability and is included in other liabilities in our consolidated balance sheet as of December 31, 2023, as the transaction did not qualify for recognition as a completed sale.

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

Lease Accounting

We account for our leases under Accounting Standards Codification 842, Leases, which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates relating to the unguaranteed residual value of the assets at the end of the non-cancelable lease term. A decrease of 5% in the estimated unguaranteed residual value of our properties would result in changes to the lease classifications of two leases that were modified during the year ended December 31, 2023.

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

We exercise judgment to determine key assumptions used in each valuation technique (cost, income, and sales approaches). For example, we are required to use judgment and make a number of assumptions, including those related to projected growth in rental rates and operating expenses, anticipated trends and market/economic conditions. The use of different assumptions can affect the amount of consideration allocated to the acquired depreciable/amortizable asset, which in turn can impact our net income due to the recognition of the related depreciation/amortization expense in our consolidated statements of operations.

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

When we evaluate for potential impairment our real estate assets to be held and used, we first evaluate whether there are any indicators of impairment. If any impairment indicators are present for a specific real estate asset, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the real estate asset, we perform an impairment loss calculation to determine if the fair value of the real estate asset is less than the net carrying value of the real estate asset. Our impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We recognize an impairment loss if the amount of the asset’s net carrying amount exceeds the asset’s estimated fair value. If we recognize an impairment loss, the estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset. If a real estate asset is designated as real estate held-for-sale, it is carried at the lower of the net carrying value or estimated fair value less costs to sell, and depreciation ceases.

Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including determining our estimated holding period. We are also required to make a number of assumptions relating to future economic and market events and prospective operating trends.

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the years ended December 31, 2023, 2022 and 2021. Significant adverse changes in the critical accounting estimates used in the impairment evaluation are required for the undiscounted cash flows over the holding period to be less than the carrying value as of December 31, 2023.

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

Interest Rate Risk

As of December 31, 2023, we had $300.0 million principal amount of Notes due 2026 and approximately $4.4 million principal amount of Exchangeable Senior Notes outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

Impact of Inflation

The U.S. economy has experienced a sustained increase in inflation rates in recent years. We enter into leases that generally provide for fixed increases in rent. During times when inflation is greater than the fixed increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation. See also the discussion under Item 1A, “Risk Factors,” under the caption “Inflation may adversely affect our business and our tenants’ financial condition and results of operations.”

Seasonality

Our business has not been, and we do not expect our business in the future to be, subject to material seasonal fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Notes due 2026 bear interest at a fixed rate of 5.50% per annum until maturity, and is the only debt we have outstanding (the remaining principal amount of our Exchangeable Senior Notes was exchanged or paid off in full in February 2024).

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, our management has evaluated, under supervision of the audit committee of the board of directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2023 (the end of the period covered by this Annual Report).

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls, as of December 31, 2023, were effective. BDO USA, P.C. has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Remediation of Material Weakness

We previously determined that we did not design and maintain effective internal control over financial reporting related to management’s review and approval of requests for funding disbursements for improvements at the Company’s properties.

In response, we immediately commenced measures to remediate the identified material weakness. We have provided additional training to personnel regarding policies and procedures around construction projects and the necessary approvals of requests for funding disbursements in connection with qualifying property improvements at our properties. Our remediation efforts also included (1) enhancing the design of existing procedures and controls over the review and approval of funding requests for improvements; (2) providing additional training and developing tools to implement and monitor our policies and procedures; and (3) supplementing existing resources with the engagement of third-party construction consultants.

Management believes that significant progress has been made in enhancing internal controls as of December 31, 2023 and has concluded that the enhanced controls are operating effectively. The material weakness described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022 has been fully remediated.

Changes in Internal Control Over Financial Reporting

Other than remediation of the material weakness as discussed above, there have been no changes in our system of internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on Internal Control over Financial Reporting

We have audited Innovative Industrial Properties, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule, and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

San Diego, California

February 27, 2024

ITEM 9B. OTHER INFORMATION

(b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSEPCTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management, our equity compensation plans and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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
4.2

Indenture, dated as of February 21, 2019, among IIP Operating Partnership, LP, as issuer, Innovative Industrial Properties, Inc. and the subsidiaries of IIP Operating Partnership, LP, as guarantors, Argent Institutional Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC), including the Form of Note representing IIP Operating Partnership, LP’s 3.75% Exchangeable Senior Notes due 2024.(5)

4.3

Indenture, dated as of May 25, 2021, among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP, the Subsidiary Guarantors set forth on the signature page thereto, Argent Institutional Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC), including the form of 5.50% Senior Note due 2026.(6)

4.4	Innovative Industrial Properties, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.(7)
10.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(8)
10.2+	2016 Omnibus Incentive Plan.(8)
10.3+	Form of Restricted Stock Award Agreement for Officers.(9)
10.4+	Form of Restricted Stock Award Agreement for Directors.(9)
10.5+	Form of Restricted Stock Unit Award Agreement.(10)
10.6+	Form of 2021 Performance Share Unit Award Agreement.(11)
10.6+	Form of 2022 Performance Share Unit Award Agreement.(12)
10.7+	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(4)
10.8+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(13)
10.9+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(13)
10.10+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(13)
10.11+	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(14)
10.12+	Severance and Change of Control Agreement dated as of March 29, 2023 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and David Smith.(15)
10.13+	Director Compensation Policy.(11)
10.14+	Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan.(16)

10.15

Registration Rights Agreement, dated as of May 25, 2021, among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP, the Subsidiary Guarantors set forth on the signature page thereto and BTIG, LLC, as representative of the initial purchasers.(6)

21.1*	List of Subsidiaries of Innovative Industrial Properties, Inc.
22.1	List of Subsidiary Guarantors.(17)
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Innovative Industrial Properties, Inc. Compensation Recovery Policy.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.

+Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 23, 2023.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on December 8, 2022.
(4)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.
(5)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 21, 2019.
(6)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2021.
(7)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2021.
(8)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(9)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(10)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2020.
(11)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2021.
(12)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 12, 2022.
(13)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(14)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(15)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on March 30, 2023.
(16)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2019.
(17)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023.

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

Dated February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan Gold	Executive Chairman	February 27, 2024
Alan Gold

/s/ Gary Kreitzer	Vice Chairman	February 27, 2024
Gary Kreitzer

/s/ Mary Curran	Director	February 27, 2024
Mary Curran

/s/ Paul Smithers	President, Chief Executive Officer and	February 27, 2024
Paul Smithers	Director

/s/ Scott Shoemaker	Director	February 27, 2024
Scott Shoemaker

/s/ David Stecher	Director	February 27, 2024
David Stecher

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Industrial Properties, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Real Estate Acquisitions - Fair Value of Assets Acquired

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated real estate property acquisitions totaled approximately $35.2 million for the year ended December 31, 2023. The two 2023 property acquisitions involved significant judgments in estimating the fair values used in the allocation between the land and buildings and improvements acquired.

We identified the estimation of the fair values used in the allocation of the land and buildings and improvements acquired for the two 2023 property acquisitions as a critical audit matter. The principal considerations for our determination included significant judgments used to evaluate certain assumptions used in the fair values of land and buildings and improvements acquired, including the comparable sales of land, current replacement cost of the buildings and improvements, and certain other assumptions for the two real estate asset acquisitions. Auditing these elements involved a high degree of auditor judgment and subjectivity due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing personnel with specialized knowledge and skills in valuation to assist in the evaluation of the reasonableness of the comparable sales of land, the current replacement cost of the buildings and improvements, and certain other assumptions used in the estimation of the allocation of fair values of land and buildings and improvements acquired, including the comparison of these assumptions to market data.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2016.

San Diego, California

February 27, 2024

Innovative Industrial Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
Assets	2023	2022
Real estate, at cost:
Land	$142,524	$139,953
Buildings and improvements	2,108,218	2,010,628
Construction in progress	117,773	54,106
Total real estate, at cost	2,368,515	2,204,687
Less accumulated depreciation	(202,692)	(138,405)
Net real estate held for investment	2,165,823	2,066,282
Construction loan receivable	22,000	18,021
Cash and cash equivalents	140,249	87,122
Restricted cash	1,450	1,450
Investments	21,948	200,935
Right of use office lease asset	1,355	1,739
In-place lease intangible assets, net	8,245	9,105
Other assets, net	30,020	30,182
Total assets	$2,391,090	$2,414,836
Liabilities and stockholders’ equity
Liabilities:
Exchangeable Senior Notes, net	$4,431	$6,380
Notes due 2026, net	296,449	295,115
Building improvements and construction funding payable	9,591	29,376
Accounts payable and accrued expenses	11,406	10,615
Dividends payable	51,827	50,840
Rent received in advance and tenant security deposits	59,358	58,716
Other liabilities	5,056	1,901
Total liabilities	438,118	452,943
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,140,891 and 27,972,830 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	2,095,789	2,065,248
Dividends in excess of earnings	(156,854)	(117,392)
Total stockholders’ equity	1,952,972	1,961,893
Total liabilities and stockholders’ equity	$2,391,090	$2,414,836

See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Rental (including tenant reimbursements)	$307,349	$274,377	$204,551
Other	2,157	1,982	—
Total revenues	309,506	276,359	204,551

Expenses:
Property expenses	24,893	10,520	4,443
General and administrative expense	42,832	38,520	22,961
Depreciation and amortization expense	67,194	61,303	41,776
Total expenses	134,919	110,343	69,180
Gain on sale of real estate	—	3,601	—
Income from operations	174,587	169,617	135,371
Interest and other income	8,446	3,195	397
Interest expense	(17,467)	(18,301)	(18,086)
Gain (loss) on exchange of Exchangeable Senior Notes	22	(125)	(3,692)
Net income	165,588	154,386	113,990
Preferred stock dividends	(1,352)	(1,352)	(1,352)
Net income attributable to common stockholders	$164,236	$153,034	$112,638
Net income attributable to common stockholders per share (Note 8):
Basic	$5.82	$5.57	$4.69
Diluted	$5.77	$5.52	$4.55
Weighted-average shares outstanding:
Basic	27,977,807	27,345,047	23,903,017
Diluted	28,255,797	27,663,169	26,261,155

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Additional	Dividends in	Total
	Series A	Shares of	Common	Paid-In-	Excess of	Stockholders'
	Preferred Stock	Common Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2020	$14,009	23,936,928	$24	$1,559,059	$(48,120)	$1,524,972
Net income	—	—	—	—	113,990	113,990
Issuance of common stock in conjunction with inducement of Exchangeable Senior Notes, net	—	1,684,237	2	108,591	—	108,593
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(139,736)	(139,736)
Issuance of unvested restricted stock, net of forfeitures	—	(8,624)	—	(3,384)	—	(3,384)
Stock-based compensation	—	—	—	8,616	—	8,616
Balance, December 31, 2021	14,009	25,612,541	26	1,672,882	(75,218)	1,611,699
Adjustment to opening balance upon adoption of ASU 2020-06 (Note 2)	—	—	—	(1,340)	728	(612)
Net income	—	—	—	—	154,386	154,386
Exchange of Exchangeable Senior Notes	—	413,166	—	26,682	—	26,682
Net proceeds from sale of common stock	—	1,932,813	2	351,958	—	351,960
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(195,936)	(195,936)
Issuance of unvested restricted stock, net of forfeitures	—	14,310	—	(2,441)	—	(2,441)
Stock-based compensation	—	—	—	17,507	—	17,507
Balance, December 31, 2022	14,009	27,972,830	28	2,065,248	(117,392)	1,961,893
Net income	—	—	—	—	165,588	165,588
Exchange of Exchangeable Senior Notes	—	32,200	—	1,964	—	1,964
Net proceeds from sale of common stock	—	101,061	—	9,564	—	9,564
Preferred stock dividend	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	(203,698)	(203,698)
Issuance of unvested restricted stock, net of forfeitures	—	34,800	—	(568)	—	(568)
Stock-based compensation	—	—	—	19,581	—	19,581
Balance, December 31, 2023	$14,009	28,140,891	$28	$2,095,789	$(156,854)	$1,952,972

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$165,588	$154,386	$113,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	67,194	61,303	41,776
Loss (gain) on exchange of Exchangeable Senior Notes	(22)	125	3,692
Gain on sale of real estate	—	(3,601)	—
Other non-cash adjustments	111	185	95
Stock-based compensation	19,581	17,507	8,616
Amortization of discounts on investments	(3,198)	(2,246)	(340)
Amortization of debt discount and issuance costs	1,371	1,349	2,851
Changes in assets and liabilities
Other assets, net	352	(3,506)	(3,687)
Accounts payable, accrued expenses and other liabilities	3,924	2,717	3,102
Rent received in advance and tenant security deposits	642	5,911	18,652
Net cash provided by (used in) operating activities	255,543	234,130	188,747

Cash flows from investing activities
Purchases of investments in real estate	(34,906)	(150,090)	(287,585)
Proceeds from sale of real estate asset	—	23,500	—
Funding of draws for improvements and construction	(150,088)	(373,878)	(374,541)
Funding of construction loan and other investments	(3,979)	(21,683)	(16,068)
Deposits in escrow for acquisitions	—	(250)	(625)
Purchases of short-term investments	(111,872)	(388,800)	(569,772)
Maturities of short-term investments	294,057	515,000	864,498
Net cash provided by (used in) investing activities	(6,788)	(396,201)	(384,093)

Cash flows from financing activities
Issuance of common stock, net of offering costs	9,564	351,960	—
Gross proceeds from issuance of Notes due 2026	—	—	300,000
Payment of deferred financing costs	(561)	—	(6,855)
Payment of inducement and transaction costs relating to inducement of the Exchangeable Senior Notes	—	—	(1,696)
Dividends paid to common stockholders	(202,711)	(183,943)	(130,954)
Dividends paid to preferred stockholders	(1,352)	(1,352)	(1,352)
Taxes paid related to net share settlement of equity awards	(568)	(2,441)	(3,384)
Net cash provided by (used in) financing activities	(195,628)	164,224	155,759
Net increase (decrease) in cash, cash equivalents and restricted cash	53,127	2,153	(39,587)
Cash, cash equivalents and restricted cash, beginning of year	88,572	86,419	126,006
Cash, cash equivalents and restricted cash, end of year	$141,699	$88,572	$86,419

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of interest capitalized	$16,125	$17,247	$14,381
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-year additions to real estate	$8,385	$29,376	$46,274
Deposits applied for acquisitions	250	25	200
Accrual for common and preferred stock dividends declared	51,827	50,840	38,847
Exchange of Exchangeable Senior Notes for common stock	2,000	26,682	109,040
Operating lease liability for obtaining right of use asset	—	1,017	192

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

Reclassification. We have combined $705.3 million of “Tenant improvements” as of December 31, 2022, which represented building improvements in which we are considered to be the accounting owner, with “Building and improvements” in our consolidated balance sheets to conform to the current period presentation as of December 31, 2023. There was no change to “Total real estate, at cost”.

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

Acquisition of Real Estate Properties. Our investment in real estate is recorded at historical cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region. We estimate the fair value of buildings and improvements as if the property was vacant utilizing a direct capitalization approach and take into consideration current replacement costs and other relevant market rate information and may engage third-party valuation specialists. Acquisition costs are capitalized as incurred. All of our acquisitions to date were recorded as asset acquisitions.

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

Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of December 31, 2023 and 2022, acquisitions of approximately $20.0 million and approximately $20.1 million, respectively, have been recognized as notes receivable and are included in other assets, net on our consolidated balance sheets.

Sale of Real Estate. When a real estate asset is sold, we evaluate the provisions of Accounting Standards Codification (“ASC”) 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) to determine whether the asset is within the scope of ASC 610-20, including an evaluation of whether the asset being sold is a nonfinancial asset and whether the buyer has gained control of an asset within the scope of ASC 610-20. In assessing whether the buyer has gained control of the asset, we must determine whether the contract criteria in ASC 606, Revenue from Contracts with Customers (Topic 606) have been met, including 1) the parties to the contract have approved the contract and the contract has commercial substance, 2) we can identify each party’s rights regarding the asset to be transferred, 3) we can identify the payment terms for the asset to be transferred, and 4) it is probable that we will collect substantially all of the consideration to which we will be entitled in exchange for the asset to be transferred. If all of the contract criteria have been met, the carrying amount of the applicable asset is derecognized with a corresponding gain or loss from the sale recognized in our consolidated statements of income. If the contract criteria are not all met, the asset transferred is not derecognized and we continue to report the asset in our consolidated balance sheet. See Note 6 “Investments in Real Estate - Property Dispositions” for further information.

Cost Capitalization and Depreciation. We capitalize costs (including interest) associated with development and redevelopment activities and improvements when we are considered to be the accounting owner of the resulting assets. The development and redevelopment activities may be funded by us pursuant to the lease. We are generally considered the accounting owner for such improvements that are attached to or built into the premises, which are required under the lease to be surrendered to us upon the expiration or earlier termination of the lease. Typically, such improvements include, but are not limited to, ground up development, and enhanced HVAC, plumbing, electrical and other building systems.

Amounts capitalized are depreciated on a straight-line basis over the estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the years ended December 31, 2023, 2022 and 2021, we recognized depreciation expense of approximately $66.3 million, $60.5 million and $41.7 million, respectively, which are included in depreciation and amortization expense in our consolidated statements of income. We depreciate office equipment and furniture and fixtures on a straight-line basis over the estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office on a straight-line basis over the shorter of the estimated useful lives or the remaining lease term. Depreciation expense relating to our corporate assets is included in general and administrative expense in our consolidated statements of income.

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

We define redevelopment properties as existing properties for which we expect to spend significant development and construction costs that are not reimbursements to tenants for improvements at the properties. When existing properties are determined to be redevelopment properties, the net carrying value of the buildings and improvements are transferred to construction in progress while the redevelopment activities are in process. Costs capitalized to construction in progress related to redevelopment properties are transferred to buildings and improvements at historical cost of the properties as the redevelopment project or phases of projects are placed in service. During the year ended December 31, 2023, we reclassified the net carrying value of the buildings and improvements totaling approximately $56.8 million to construction in progress relating to two existing properties that were placed into redevelopment. Costs capitalized to construction in progress related to redevelopment properties are transferred to buildings and improvements at historical cost of the properties as the redevelopment project or phases of projects are placed in service.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the years ended December 31, 2023, 2022 and 2021.

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

For the year ended December 31, 2023, rental revenue recognized included the application of approximately $3.1 million of security deposits for rent with two tenants who were in default under their respective lease agreements and approximately $5.7 million of security deposits for rent with three tenants in connection with lease amendments.

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. In February 2023, we amended the construction loan to provide for, among other things: (1) the additional capital commitment of the borrower into the project of $1.0 million; (2) our agreement to fund an additional $4.5 million into the project; (3) an increase in the interest rate effective April 1, 2023; (4) an extension of the loan term to December 31, 2023; and (5) the provision of additional collateral from the borrower for the loan. Interest on the loan continued to accrue through March 31, 2023, with monthly payments of interest contractually required commencing April 1, 2023. In December 2023, we further amended to construction loan to extend the loan term to June 30, 2024, with an option for the borrower to extend the loan term to December 31, 2024 upon satisfaction of certain conditions and payment of an extension fee. As of December 31, 2023 and 2022, we had funded approximately $22.0 million and $18.0 million, respectively, of the construction loan. Interest income on the construction loan is recognized on a cash basis.

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

Investments. Investments consist of short-term obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of greater than three months. Investments are classified as held-to-maturity and stated at amortized cost.

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

Deferred Financing Costs. The deferred financing costs relating to our Exchangeable Senior Notes and Notes due 2026 are included as a reduction in the net book value of the related liability on our consolidated balance sheets reflect. These costs are amortized as non-cash interest expense using the effective interest method over the life of the related obligations. Deferred financing costs relating to our Revolving Credit Facility are included in other assets, net on our consolidated balance sheets. These costs are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility.

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

Lease Accounting. We account for our leases under ASC 842, Leases, and have elected the practical expedient not to separate certain non-lease components from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately. We also elected the short-term lease exception for lessees for leases that are less than 12 months. As lessee, we recognized a liability to account for our future obligations and a corresponding right-of-use asset related to our corporate office lease, which contains annual escalations. The lease liability was initially measured based on the present value of the future lease payments discounted using the estimated incremental borrowing rate of 7.25%, which was the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. In November 2021, we amended the lease to extend the term from April 2025 to January 2027 in connection with an expansion of the leased space which did not commence until February 2022. As a result of the lease amendment, we re-measured the lease liability relating to the existing lease space and measured the lease liability to the expansion space based on the present value of the respective future lease payments (excluding the extension option that we are not reasonably certain to exercise), discounted using the estimated incremental borrowing rate of 5.5%, which was the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For the years ended December 31, 2023, 2022 and 2021, we recognized office lease expense of approximately $486,000, $466,000 and $231,000, respectively, which are included in general and administrative expense in our consolidated statements of income. For the years ended December 31, 2023, 2022 and 2021, amounts paid and classified as operating activities in our consolidated statements of cash flows for the office lease were approximately $496,000, $402,000 and $234,000, respectively.

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

Recent Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, measures of segment profit and loss, and disclosures of how the chief operating decision maker uses the reported measure(s) of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The amendments are effective for all public entities that are required to report segment information for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The ASU also requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented. The Company is currently evaluating the potential impact that this standard will have on its consolidated financial statements and related disclosures.

Concentration of Credit Risk. As of December 31, 2023, we owned 108 properties located in 19 states. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following tables set forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the years ended December 31, 2023, 2022 and 2021, including tenant reimbursements:

	For the Year Ended
	December 31, 2023
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	15%
Ascend Wellness Holdings, Inc. ("Ascend")	4	10%
Green Thumb Industries, Inc. ("Green Thumb")	3	8%
SH Parent, Inc. ("Parallel")(1)	4	7%
Curaleaf Holdings, Inc. ("Curaleaf")	8	7%

	For the Year Ended
	December 31, 2022
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	14%
Parallel(1)	4	10%
Ascend	4	9%
Green Thumb	3	7%
Trulieve Cannabis Corp.	6	7%

	For the Year Ended
	December 31, 2021
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	5	12%
Parallel(1)	4	10%
Ascend	3	9%
Cresco Labs Inc. ("Cresco")	5	8%
Kings Garden(2)	5	8%
(1)	Commencing in November 2022, Parallel defaulted on its obligations to pay rent at one of our Pennsylvania properties, and we regained possession of that property in October 2023. In February 2023, Parallel defaulted on its obligations to pay rent at one of our Texas properties, and we regained possession of that property in March 2023. See Note 11 “Commitments and Contingencies — Litigation” for more information.
(2)In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties it leases with us, and pursuant to a confidential, conditional settlement agreement executed on September 11, 2022 between us and Kings Garden, we terminated the leases for two properties and regained possession of those properties, which continued to be in development or redevelopment as of December 31, 2023. Kings Garden paid the stipulated rent during its period of occupancy for the remaining four properties through September 20, 2023, and we regained possession of those properties in September 2023. See Note 11 “Commitments and Contingencies — Litigation” for more information.

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of December 31, 2023, our largest property was located in New York and accounted for approximately 5.4% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of December 31, 2023. As of December 31, 2022, none of our properties individually represented more than 5% of our net real estate held for investment.

We have deposited cash with a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2023, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of December 31, 2023, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,140,891 shares of common stock issued and outstanding.

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

In January 2023, we terminated the Prior ATM Program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time-to-time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. During the year ended December 31, 2023, we sold 101,061 shares of our common stock under the ATM Program for net proceeds of approximately $9.6 million.

During the year ended December 31, 2022, we issued 413,166 shares of our common stock upon exchange by holders of approximately $26.9 million of outstanding principal amount of our Exchangeable Senior Notes.

During the year ended December 31, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

4. Preferred Stock

As of December 31, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 600,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the years ended December 31, 2023, 2022 and 2021:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 15, 2021	Common stock	$1.32	January 1, 2021 to March 31, 2021	April 15, 2021	$31,660
March 15, 2021	Series A preferred stock	$0.5625	January 15, 2021 to April 14, 2021	April 15, 2021	$338
June 15, 2021	Common stock	$1.40	April 1, 2021 to June 30, 2021	July 15, 2021	$33,584
June 15, 2021	Series A preferred stock	$0.5625	April 15, 2021 to July 14, 2021	July 15, 2021	$338
September 15, 2021	Common stock	$1.50	July 1, 2021 to September 30, 2021	October 15, 2021	$35,983
September 15, 2021	Series A preferred stock	$0.5625	July 15, 2021 to October 14, 2021	October 15, 2021	$338
December 15, 2021	Common stock	$1.50	October 1, 2021 to December 31, 2021	January 14, 2022	$38,509
December 15, 2021	Series A preferred stock	$0.5625	October 15, 2021 to January 14, 2022	January 14, 2022	$338
March 14, 2022	Common stock	$1.75	January 1, 2022 to March 31, 2022	April 14, 2022	$45,830
March 14, 2022	Series A preferred stock	$0.5625	January 15, 2022 to April 14, 2022	April 14, 2022	$338
June 15, 2022	Common stock	$1.75	April 1, 2022 to June 30, 2022	July 15, 2022	$49,101
June 15, 2022	Series A preferred stock	$0.5625	April 15, 2022 to July 14, 2022	July 15, 2022	$338
September 15, 2022	Common stock	$1.80	July 1, 2022 to September 30, 2022	October 14, 2022	$50,503
September 15, 2022	Series A preferred stock	$0.5625	July 15, 2022 to October 14, 2022	October 14, 2022	$338
December 15, 2022	Common stock	$1.80	October 1, 2022 to December 31, 2022	January 13, 2023	$50,502
December 15, 2022	Series A preferred stock	$0.5625	October 15, 2022 to January 14, 2023	January 13, 2023	$338
March 15, 2023	Common stock	$1.80	January 1, 2023 to March 31, 2023	April 14, 2023	$50,725
March 15, 2023	Series A preferred stock	$0.5625	January 15, 2023 to April 14, 2023	April 14, 2023	$338
June 15, 2023	Common stock	$1.80	April 1, 2023 to June 30, 2023	July 14, 2023	$50,742
June 15, 2023	Series A preferred stock	$0.5625	April 15, 2023 to July 14, 2023	July 14, 2023	$338
September 15, 2023	Common stock	$1.80	July 1, 2023 to September 30, 2023	October 13, 2023	$50,742
September 15, 2023	Series A preferred stock	$0.5625	July 15, 2023 to October 14, 2023	October 13, 2023	$338
December 15, 2023	Common stock	$1.82	October 1, 2023 to December 31, 2023	January 12, 2024	$51,489
December 15, 2023	Series A preferred stock	$0.5625	October 15, 2023 to January 14, 2024	January 12, 2024	$338

6. Investments in Real Estate

Acquisitions

The Company made the following acquisitions during the year ended December 31, 2023 (dollars in thousands):

			Rentable	Initial
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Susquehanna Street	Pennsylvania	February 15, 2023	58,000	$15,000	$26	$15,026
Boltonfield Street	Ohio	March 3, 2023	157,000	20,100	29	20,129	(2)
Total			215,000	$35,100	$55	$35,155	(3)
(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to $21.9 million.
(3)	Approximately $2.6 million was allocated to land and approximately $32.6 million was allocated to building and improvements.

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31, 2023	December 31, 2022
In-place lease intangible assets	$9,979	$9,979
Accumulated amortization	(1,734)	(874)
In-place lease intangible assets, net	$8,245	$9,105

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our consolidated statements of income was approximately $860,000, $841,000 and $33,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The remaining weighted-average amortization period of the value of acquired in-place leases was approximately 9.6 years, and the estimated annual amortization of the value of the acquired in-place leases as of December 31, 2023 is as follows (in thousands):

Year	Amount
2024	$860
2025	860
2026	860
2027	860
2028	860
Thereafter	3,945
Total	$8,245

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our consolidated balance sheets as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31, 2023	December 31, 2022
Above-market lease	$1,054	$1,054
Accumulated amortization	(187)	(95)
Above-market lease, net	$867	$959

The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of approximately 9.3 years. For the years ended December 31, 2023, 2022 and 2021, the amortization of the above-market lease was approximately $92,000, $91,000 and $4,000, respectively. As of December 31, 2023, the amortization for each of the next five years is approximately $92,000 and approximately $407,000 thereafter.

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

In March 2023, we executed a lease amendment with Temescal Wellness of Massachusetts, LLC at our Massachusetts property, which (1) provided for temporary reduced base rent from April 2023 through January 2024 to be partially paid through application of security deposits, with pro rata payback of those security deposits over twelve months starting in February 2024; (2) extended the lease term; and (3) increased base rent for the remainder of the term of the lease.

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

New Leases

In June 2023, we executed a new long-term lease with a tenant at our property located at 68860 Perez Road in Cathedral City, California that was previously leased to Kings Garden, which is under construction as of December 31, 2023.

In December 2023, we executed a new lease with a tenant at our property located at 9410 Davis Highway in Dimondale, Michigan that was previously leased to Green Peak, which is under construction as of December 31, 2023.

Capitalized Costs

Including all of our properties, during the year ended December 31, 2023, we capitalized costs of approximately $130.7 million and funded approximately $150.1 million relating to improvements and construction activities at our properties.

Property Dispositions

In November 2022, we sold one of our Pennsylvania properties that was leased to a subsidiary of Maitri Holdings, LLC for $23.5 million, excluding transaction costs, and recognized a gain on sale of the property of approximately $3.6 million.

In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Medical Investor Holdings, LLC (“Vertical”) for $16.2 million (excluding transaction costs) and provided a secured loan for $16.1 million to the buyer of the properties. The loan matures on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $500,000 of the principal balance. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of December 31, 2023, we received interest payments of approximately $1.3 million. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with gross carrying values of approximately $3.4 million and approximately $13.9 million, respectively, and accumulated depreciation of approximately $1.6 million as of December 31, 2023, remain on the consolidated balance sheet, and the buildings and improvements continue to be depreciated.

Future Contractual Minimum Rent

Future contractual minimum rent (including base rent and property management fees) under the operating leases as of December 31, 2023 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2024	$291,260
2025	303,164
2026	312,135
2027	319,665
2028	326,618
Thereafter	3,727,850
Total	$5,280,692

7. Debt

Exchangeable Senior Notes

As of December 31, 2023 and 2022, our Operating Partnership had outstanding approximately $4.4 million and $6.4 million, respectively, principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The exchange rate for the Exchangeable Senior Notes at December 31, 2023 was 17.30699 shares of our common stock per $1,000 principal amount of the Exchangeable Senior Notes and the exchange price at December 31, 2023 was approximately $57.78 per share of our common stock. At December 31, 2023, there were 76,774 shares potentially issuable upon conversion of the Exchangeable Senior Notes. The exchange rate and exchange price are subject to adjustment in certain circumstances. The Exchangeable Senior Notes will pay interest semiannually at a rate of 3.75% per annum and will mature on February 21, 2024, unless earlier exchanged or repurchased in accordance with their terms. The effective interest rate including amortization of issuance costs is 4.53%. Our Operating Partnership will not have the right to redeem the Exchangeable Senior Notes prior to maturity, but may be required to repurchase the Exchangeable Senior Notes from holders under certain circumstances. At December 31, 2023, the if-exchanged value of the Exchangeable Senior Notes exceeded the principal amount by approximately $3.3 million. See Note 12 “Subsequent Events” for more information.

During the year ended December 31, 2023, we issued 32,200 shares of our common stock upon exchanges by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes. For the year ended December 31, 2023, we recognized a gain on the exchange totaling approximately $22,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a net non-cash increase to our additional paid-in capital account of approximately $2.0 million for the year ended December 31, 2023.

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

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Cash coupon	$182	$452	$5,380
Amortization of debt discount	—	—	1,146
Amortization of issuance cost	37	94	991
Capitalized interest	(7)	—	—
Total interest expense	$212	$546	$7,517

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	December 31, 2023	December 31, 2022
Principal amount	$4,436	$6,436
Unamortized issuance cost	(5)	(56)
Carrying value	$4,431	$6,380

Accrued interest payable for the Exchangeable Senior Notes was approximately $49,000 and $70,000 as of December 31, 2023 and 2022, respectively, and is included in accounts payable and accrued expenses on our consolidated balance sheets.

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

In connection with the issuance of the Notes due 2026, we recorded approximately $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026. The effective interest rate including amortization of issuance costs is 6.03%.

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Cash coupon	$16,500	$16,500	$9,854
Amortization of issuance cost	1,334	1,255	715
Capitalized interest	(620)	—	—
Total interest expense	$17,214	$17,755	$10,569

The following table details the carrying value of our Notes due 2026 (in thousands):

	December 31, 2023	December 31, 2022
Principal amount	$300,000	$300,000
Unamortized issuance cost	(3,551)	(4,885)
Carrying value	$296,449	$295,115

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of December 31, 2023.

Accrued interest payable for the Notes due 2026 as of December 31, 2023 and 2022 was approximately $2.1 million and is included in accounts payable and accrued expenses on our consolidated balance sheets.

Revolving Credit Facility

On October 23, 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and provides $30.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2023.

In connection with the Revolving Credit Facility, we recorded approximately $561,000 of issuance costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. For the year ended December 31, 2023, we recognized approximately $41,000 of non-cash interest expense related to the Revolving Credit Facility.

The following table summarizes the principal payments on our outstanding indebtedness as of December 31, 2023 (in thousands):

Payments Due
by Year	Amount
2024	4,436
2025	—
2026	300,000
2027	—
2028	—
Thereafter	—
Total	$304,436

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

Through December 31, 2023, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share. As a result, distributions to participating securities have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 81,169 shares, 202,076 shares and 2,180,550 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the years ended December 31, 2023, 2022 and 2021, respectively, and were included in the computation of diluted earnings per share.

For the years ended December 31, 2023 and 2022, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for the vesting of the PSUs were not met as measured as of the respective dates. For the year ended December 31, 2021, 81,414 shares issuable upon vesting of PSUs granted to certain employees in January 2021 were included in dilutive securities, as the performance thresholds for vesting of these PSUs were met as measured as of December 31, 2021 (see Note 10 for further discussion of the PSUs).

Computations of net income per basic and diluted share were as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2023	2022	2021
Net income	$165,588	$154,386	$113,990
Preferred stock dividends	(1,352)	(1,352)	(1,352)
Distribution to participating securities	(1,482)	(834)	(557)
Net income attributable to common stockholders used to compute net income per share – basic	162,754	152,200	112,081
Dilutive effect of Exchangeable Senior Notes	212	546	7,517
Net income attributable to common stockholders used to compute net income per share – diluted	$162,966	$152,746	$119,598

Weighted-average common shares outstanding:
Basic	27,977,807	27,345,047	23,903,017
Restricted stock and RSUs	196,821	116,046	96,174
PSUs	—	—	81,414
Dilutive effect of Exchangeable Senior Notes	81,169	202,076	2,180,550
Diluted	28,255,797	27,663,169	26,261,155
Net income attributable to common stockholders per share:
Basic	$5.82	$5.57	$4.69
Diluted	$5.77	$5.52	$4.55

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

Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.

The following table presents the carrying value and approximate fair value of financial instruments at December 31, 2023 and 2022 (in thousands):

	At December 31, 2023		At December 31, 2022

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$21,948	$21,951	$200,935	$200,715
Investments as cash equivalents(2)	$15,187	$15,029	$—	$—
Exchangeable Senior Notes(3)	$4,431	$7,576	$6,380	$10,282
Notes due 2026(3)	$296,449	$278,325	$295,115	$264,234
Construction Loan(4)	$22,000	$27,543	$18,021	$20,167

(1)	Investments consisting of short-term obligations of the U.S. government with an original maturity at the time of purchase of greater than three months and less than one year are classified as held-to-maturity and valued using Level 1 inputs. At December 31, 2023, the unrecognized gain was approximately $78,000.
(2)	Investments as cash equivalents consisting of obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to three months are classified as held-to-maturity and valued using Level 1 inputs.
(3)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market.
(4)	The construction loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At December 31, 2023 and 2022, the expected market yields used to determine fair value were 16.25% and 25%, respectively. Changes in market yields may change the fair value of the construction loan. Generally, an increase in market yields may result in a decrease in the fair value of the construction loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the construction loan may fluctuate from period to period. Additionally, the fair value of the construction loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.

The carrying amounts of cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair values.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the years ended December 31, 2023, 2022 and 2021 is included in the table below:

		Weighted-
	Restricted	Average Grant Date
	Shares	Fair Value
Nonvested balance at December 31, 2020	76,346	$50.14
Granted	9,679	$187.74
Vested	(29,955)	$52.31
Forfeited(1)	(18,303)	$31.99
Nonvested balance at December 31, 2021	37,767	$92.49
Granted	24,456	$205.62
Vested	(18,051)	$91.57
Forfeited(1)	(10,146)	$69.74
Nonvested balance at December 31, 2022	34,026	$181.08
Granted	40,770	$105.85
Vested	(12,115)	$173.37
Forfeited(1)	(5,970)	$116.31
Nonvested balance at December 31, 2023	56,711	$135.46
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting or employees’ cessation of employment.

The remaining unrecognized compensation cost of approximately $4.3 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of approximately 1.6 years as of December 31, 2023. The fair value of restricted stock that vested in 2023, 2022 and 2021 was approximately $1.7 million, $6.9 million and $8.8 million, respectively.

The following table summarizes our RSU activity for the years ended December 31, 2023, 2022 and 2021. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred

Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-
	Unvested	Average Grant Date
	RSUs	Fair Value
Balance at December 31, 2020	36,687	$76.06
Granted	23,639	$188.80
Balance at December 31, 2021	60,326	$120.24
Granted	23,351	$206.45
Balance at December 31, 2022	83,677	$144.30
Granted	66,279	$101.40
Balance at December 31, 2023	149,956	$125.34

The remaining unrecognized compensation cost of approximately $5.9 million for RSU awards is expected to be recognized over an amortization period of approximately 1.7 years as of December 31, 2023.

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

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable Performance Periods. For the years ended December 31, 2023, 2022 and 2021, we recognized stock-based compensation expense of approximately $10.7 million, $10.7 million and $4.0 million respectively, relating to the PSU awards. As of December 31, 2023, the remaining unrecognized compensation cost of approximately $6.7 million relating to the PSUs granted in January 2022 is expected to be recognized over the remaining Performance Period of 1.0 year.

As measured as of December 31, 2023, the performance thresholds for the vesting of the PSUs were not met for any of the applicable awards, and the PSUs granted in January 2021 were forfeited in their entirety pursuant to the terms of the agreements.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our consolidated balance sheet as of December 31, 2023 is presented in the table below (in thousands):

Year	Amount
2024	$511
2025	526
2026	543
2027	45
2028	—
Total future contractual lease payments	1,625
Effect of discounting	(143)
Office lease liability	$1,482

Improvement Allowances. As of December 31, 2023, we had approximately $18.7 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Commitments. As of December 31, 2023, we had approximately $11.8 million of commitments related to contracts with vendors for improvements at our properties.

Construction Loan. As of December 31, 2023, we had $1.0 million of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California.

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

On October 19, 2023, a Second Amended Class Action Complaint was filed under the same Case Number, and asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Second Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. On December 18, 2023, defendants moved to dismiss the Second Amended Class Action Complaint. On February 1, 2024, plaintiff responded with their opposition to defendants’ motion to dismiss the Second Amended Class Action Complaint. Defendants’ reply in support of the motion to dismiss is due March 1, 2024. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

Derivative Action Lawsuit

On July 26, 2022, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., and was filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against the directors and certain officers of the Company. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On September 6, 2022, the defendants in this action filed a Consent Motion to Stay the Proceedings, which was granted on October 11, 2022. On September 28, 2022, a second derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Karen Draper, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, Defendants, and Innovative Industrial Properties Inc., Nominal Defendant, Case Number 24-C-22-004243, and filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, and seeks actions to reform and improve the Company, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On October 19, 2022, the parties to both cases filed a Joint Motion to Consolidate Related Shareholder Derivative Actions and to Appoint Lead and Liaison Counsel for plaintiffs, which was granted on December 16, 2022, along with a stay in the lawsuit pending a ruling on the defendants’ motion to dismiss the federal class action lawsuit described above. On April 17, 2023, a third derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Ross Weintraub, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracie Hager, Gary Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-00737-GLR, and filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty and violations of Section 14(a) of the Exchange Act, and seeks an undetermined amount of damages, equitable relief, and attorneys’ fees and costs. Defendants in this action filed a Consent Motion to Stay the Proceeding, which was granted on April 17, 2023. On June 5, 2023, a fourth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Franco DeBlasio, on behalf of Gerich Melenth Nin (GMN) LP, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Alan D. Gold, Tracie J. Hager, Benjamin C. Regin, Andy Bui, Gary A. Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-01513-GLR, and filed in the United States District Court for the District of Maryland. On July 19, 2023, the United States Court for the District of Maryland consolidated Case Nos. 1:23-cv-00737-GLR and 1:23-cv-01513-GLR with case number 1:23-cv-00737-GLR as the lead case, and kept the stay in place. The Company intends to vigorously defend each of these lawsuits. However, at this time, the Company cannot predict the probable outcome of these actions, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

Kings Garden Lawsuit

On July 25, 2022, IIP-CA 2 LP filed a lawsuit against Kings Garden, a former tenant at six properties. The case was named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation, and JM Endeavors, Inc., a California corporation, and was filed in the Superior Court of the State of California. On August 2, 2022, the case was amended to be named IIP-CA 2 LP, a Delaware limited partnership v. Kings Garden Inc., a Nevada corporation, CK Endeavors, Inc., a California corporation,  JM Endeavors, Inc., a California corporation, Michael King, an individual, Gary LaSalle, an individual, Charles Kieley, an individual, and Laurie Kibby, an individual, and to include claims relating to construction at two projects as of June 30, 2022 for breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conversion, theft by false pretenses, money had and received, and violations of the Racketeer Influenced and Corrupt Organization Act (18 U.S.C. Section 1962(c)) (“RICO Act”).

On September 11, 2022, the parties to the lawsuit entered into a confidential, conditional settlement agreement pertaining to matters related to the lawsuit. Pursuant to the conditional settlement agreement, as of December 31, 2023, the Company has received a total of approximately $19.8 million in partial settlement payments from Kings Garden, which has been accounted for as a reduction to net real estate held for investment on our consolidated balance sheets. During the year ended December 31, 2023, we received approximately $4.4 million in additional payments from Kings Garden (reflected in the total amount above).

On February 14, 2023, Kings Garden filed an Arbitration Demand related to the interpretation of the confidential, conditional settlement agreement between the parties that concerns certain terms governing the assignment of one of the Kings Garden leases. On August 4, 2023, the Company accepted an offer of judgment extended by Kings Garden under California Code of Civil Procedure Section 998, pursuant to which Kings Garden (i) vacated the remaining four properties it previously occupied in September 2023, paying the stipulated rent during its period of occupancy through September 20, 2023, and (ii) agreed to pay the Company damages and attorneys’ fees totaling approximately $6.0 million, including interest on the then-outstanding amount, on a fully amortizing schedule of approximately $193,000 per month over a three-year period. The offer of judgment included a mutual release. During November and December 2023, we received an aggregate of approximately $386,000 from Kings Garden pursuant to the terms of the offer of judgement, which is primarily reported as rental revenues for the year ended December 31, 2023.

Orr Lawsuit

On August 16, 2023, we filed suit against Orr Builders, the general contractor for certain amounts on one construction project undertaken by Kings Garden, and filed a first amended complaint on January 24, 2024, named IIP-CA 2 LP v. Orr Builders and Does 1-20, asserting claims for fraud, negligent misrepresentation, negligence, breach of contract, breach of covenant of good faith and fair dealing, violation of California unfair competition law, money had and received, and unjust enrichment.

Enviro Air Lawsuit

On January 29, 2024, we filed suit against Enviro Air Systems Inc., Haik Akiopyan and Desert Construction Services, LLC, regarding certain amounts for one construction project undertaken by Kings Garden, named IIP-CA 2 LP vs. Enviro Air Systems Inc., Haik Akopyan and Desert Construction Services, LLC, asserting claims for fraud, negligent misrepresentation, conspiracy, violation of California unfair competition law, money had and received, unjust enrichment, conversion, theft by false pretenses and violations of the RICO Act.

Parallel Pennsylvania Litigation

On February 6, 2023, IIP-PA 8 LLC, as landlord and an indirect subsidiary of the Company, filed a lawsuit against Goodblend Pennsylvania LLC, as tenant, and Parallel, as guarantor, in the Court of Common Pleas of Allegheny County, Pennsylvania, regarding the lease and related guaranty for one of the Company’s properties located in Pennsylvania. On October 25, 2023, a consent order was executed by the Court which awarded possession of the property to IIP-PA 8 LLC on October 31, 2023 and damages in favor of IIP-PA 8 LLC in the amount of approximately $15.5 million. In December

2023, IIP-PA 8 LLC received approximately $1.7 million from Goodblend Pennsylvania LLC as a partial payment of the judgment, which is reported as rental revenues for the year ended December 31, 2023.

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

Green Peak Michigan Litigation

On February 22, 2023, IIP-MI 1 LLC filed a lawsuit against Green Peak and Tropics LP (“SAF Entity 2”) in the Circuit Court of Eaton County, Michigan, regarding a lease for one of the Company’s properties located in Michigan, asserting claims against Green Peak for breach of contract, unjust enrichment, and innocent misrepresentation, against SAF Entity 2 for tortious interference with contract, and against both Green Peak and SAF Entity 2 for civil conspiracy (the “Circuit Court Action”). On March 3, 2023, a receiver was appointed over substantially all of Green Peak’s assets in the Circuit Court of Ingham County, Michigan (the “Receivership Case”), pursuant to which the Company subsequently re-gained possession of one of the Company’s cultivation and processing properties, which is under redevelopment as December 31, 2023, and three retail properties. As a result of the Receivership Case, the claims asserted against Green Peak in the Circuit Court Action were stayed by order of the court and the claims against SAF Entity 2 were suspended by agreement of the parties pending the outcome of the Receivership Case. On October 3, 2023, the court approved the sale of substantially all of Green Peak’s remaining assets in receivership to an affiliate of Green Peak’s senior secured lender. The receiver informed the Company that it intends to vacate the remaining operational cannabis cultivation and processing facility occupied by the receiver by February 29, 2024. The leases for the remaining three retail properties are expected to be assumed by the purchaser in connection with the closing of the sale.

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

12. Subsequent Events

Exchange of Remaining Outstanding Principal Amount Exchangeable Senior Notes

Subsequent to year-end, we issued 28,408 shares of our common stock and paid approximately $4.3 million in cash upon exchange by holders of approximately $4.3 million principal amount of Exchangeable Senior Notes and paid off the remaining $100,000 principal amount at maturity, in accordance with terms of the indenture for the Exchangeable Senior Notes.

Lease Amendments

In January 2024, we entered into lease amendments with subsidiaries of 4Front Ventures Corp. (“4Front”) at the four properties we lease to them in Illinois, Massachusetts and Washington, extending the term of each lease. The Illinois property, which is under development, has experienced significant delays in construction, primarily relating to completion of required utilities enhancements, which has resulted in an extended delay of the estimated completion of the project. As a result, we amended the Illinois lease to reduce base rent owing for the nine months ending September 30, 2024, defer the payback of the security deposit applicable to the lease (with the security deposit subject to future pro-rata monthly payback), and increase the base rent for the remainder of the term commencing November 1, 2024.

In February 2024, we amended our lease and development agreement with PharmaCann at one of our New York properties, increasing the construction funding by $16.0 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property. We also amended the lease to extend the term.

New Lease

In January 2024, we executed a new lease with a tenant at one of our retail properties in Michigan that was previously leased to Green Peak.

Amendment to Loan Agreement to Increase Commitments Under Revolving Credit Facility

In February 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility were increased from $30.0 million to $45.0 million.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2023

(In thousands)

				Initial Costs			Total Costs
						Costs
						Capitalized
			Year		Building and	Subsequent to		Building and		Accumulated	Net Cost
Property	Property Type(1)	State	Built/Renovated	Land	Improvements	Acquisition	Land	Improvements(6)	Total	Depreciation	Basis	Year Acquired
East Cherry Street	Industrial	Arizona	1971 / 2016	$723	$3,995	$—	$723	$3,995	$4,718	$(171)	$4,547	2022
West Greenhouse Drive	Industrial	Arizona	1995 / 2017	398	14,629	5,003	398	19,632	20,030	(4,221)	15,809	2017
Perez Road(5)	Industrial	California	1981 / (2)	734	5,634	7,080	734	12,714	13,448	(329)	13,119	2022
64125 19th Avenue	Industrial	California	2019 / 2023	5,930	45,081	12,605	5,930	57,686	63,616	(3,144)	60,472	2021
McLane Street	Industrial	California	2005 / 2019	1,577	15,935	—	1,577	15,935	17,512	(1,449)	16,063	2020
Inland Center Drive(5)	Industrial(4)	California	1969 / (2)	3,485	21,911	10,481	3,485	32,392	35,877	—	35,877	2020
63795 19th Avenue(5)	Industrial	California	2004 / (2)	3,534	12,852	18,234	3,534	31,086	34,620	(1,869)	32,751	2019
North Anza Road	Industrial(4)	California	1980 / 2017	916	5,406	—	916	5,406	6,322	(786)	5,536	2019
North Anza Road & Del Sol Road	Industrial(4)	California	1980 / 2017	840	4,959	—	840	4,959	5,799	(721)	5,078	2019
1804 Needles Highway(3)	Industrial	California	1964 / 2019	174	715	1	174	716	890	(84)	806	2019
West Broadway(3)	Industrial	California	1976 / 2019	289	1,185	2	289	1,187	1,476	(139)	1,337	2019
3253 Needles Highway(3)	Industrial	California	2018 / 2019	949	3,900	8	949	3,908	4,857	(458)	4,399	2019
3241 & 3247 Needles Highway(3)	Industrial	California	2020 / 2020	1,981	8,138	16	1,981	8,154	10,135	(957)	9,178	2019
Sacramento	Industrial	California	1990 / 2019	1,376	5,321	6,033	1,376	11,354	12,730	(1,694)	11,036	2019
Steele Street	Industrial	Colorado	1967 / 1978 / 2018	2,101	9,176	—	2,101	9,176	11,277	(1,579)	9,698	2018
Washington Street	Industrial	Colorado	1975 / 2017	4,309	4,988	—	4,309	4,988	9,297	(271)	9,026	2021
West Barberry Place	Industrial	Colorado	1971 / 2012	389	2,478	—	389	2,478	2,867	(129)	2,738	2021
Hamilton Road	Industrial	Florida	1982 / 2021	2,186	17,371	36,340	2,186	53,711	55,897	(3,871)	52,026	2020
West Lake Drive	Industrial	Florida	2014 / 2021	1,071	34,249	16,007	1,071	50,256	51,327	(5,808)	45,519	2020
NW Highway 441	Industrial	Florida	1981 / 2021	752	23,064	17,782	752	40,846	41,598	(3,237)	38,361	2021
Ben Bostic Road	Industrial	Florida	2019 / 2020	274	16,729	—	274	16,729	17,003	(2,214)	14,789	2019
East Mazon Avenue	Industrial	Illinois	1992 / 2020	201	17,807	10,008	201	27,815	28,016	(4,107)	23,909	2019
Revolution Road	Industrial	Illinois	2015 / 2020	563	18,457	51,538	563	69,995	70,558	(9,631)	60,927	2018
East 4th Street	Industrial	Illinois	2015 / 2020	739	8,284	40,998	739	49,282	50,021	(5,887)	44,134	2020
Industrial Drive	Industrial	Illinois	1984 / 2020	350	10,191	29,446	350	39,637	39,987	(5,287)	34,700	2019
S US Highway 45 52	Industrial	Illinois	2015 / 2019	268	11,840	13,279	268	25,119	25,387	(3,477)	21,910	2019
Centerpoint Way	Industrial	Illinois	2016 / 2019	2,947	17,761	254	2,947	18,015	20,962	(2,376)	18,586	2019
Adams Street	Industrial	Illinois	(2)	3,366	—	62,247	3,366	62,247	65,613	(2,273)	63,340	2021
South Street	Industrial	Maryland	1980 / 2021	1,861	14,775	12,858	1,861	27,633	29,494	(2,134)	27,360	2021
Alaking Court	Industrial	Maryland	2017 / 2017	2,785	8,410	22,765	2,785	31,175	33,960	(5,711)	28,249	2017
Western Maryland Parkway	Industrial	Maryland	1996 / 2021	1,849	23,441	—	1,849	23,441	25,290	(1,001)	24,289	2022
Hopping Brook Road	Industrial	Massachusetts	2020 / 2020	3,030	—	27,512	3,030	27,512	30,542	(3,236)	27,306	2018
Chestnut Hill Avenue	Industrial	Massachusetts	1938 / 2021	2,202	24,568	36,965	2,202	61,533	63,735	(6,039)	57,696	2020
Worcester Road	Industrial	Massachusetts	1973 / 2022	4,063	16,462	—	4,063	16,462	20,525	(532)	19,993	2022
Canal Street/7 North Bridge Street	Industrial	Massachusetts	1890 / 2021	694	2,831	40,035	694	42,866	43,560	(6,594)	36,966	2019
Palmer Road	Industrial	Massachusetts	1980 / 2018	1,059	11,717	6,977	1,059	18,694	19,753	(2,550)	17,203	2018
East Main Street	Industrial	Massachusetts	1991 / 2019	2,316	13,194	—	2,316	13,194	15,510	(1,135)	14,375	2020
Curran Highway	Industrial	Massachusetts	1978 / 2021	2,082	1,026	23,685	2,082	24,711	26,793	(1,568)	25,225	2021
Hoover Road	Industrial	Michigan	1940 / 2020 / 2021	1,237	17,791	64,484	1,237	82,275	83,512	(7,934)	75,578	2019
East Hazel Street	Industrial	Michigan	1929 / 2021	409	4,360	19,297	409	23,657	24,066	(2,656)	21,410	2019
Oliver Drive	Industrial	Michigan	1930 / 1972 / 2021	1,385	3,631	26,755	1,385	30,386	31,771	(3,011)	28,760	2020
Davis Highway(5)	Industrial	Michigan	1999 / (2)	1,907	13,647	42,105	1,907	55,752	57,659	—	57,659	2021

Harvest Park	Industrial	Michigan	2018 / 2021	1,933	3,559	10,301	1,933	13,860	15,793	(2,574)	13,219	2018
Executive Drive	Industrial	Michigan	1960 / 2020	389	6,489	3,140	389	9,629	10,018	(1,451)	8,567	2019
77th Street Northeast	Industrial	Minnesota	2015 / 2017 / 2019	427	2,644	6,618	427	9,262	9,689	(1,658)	8,031	2017
Industrial Drive	Industrial	Missouri	2022	753	787	26,710	753	27,497	28,250	(1,501)	26,749	2021
East Cheyenne Avenue	Industrial	Nevada	1984 / 2020	1,088	2,768	5,771	1,088	8,539	9,627	(1,313)	8,314	2019
Munsonhurst Road	Industrial	New Jersey	1956 / 2022	4,987	30,421	19,637	4,987	50,058	55,045	(2,499)	52,546	2022
South Route 73	Industrial	New Jersey	1995 / 2020	702	4,857	29,511	702	34,368	35,070	(4,626)	30,444	2020
North West Blvd	Industrial	New Jersey	1962 / 2020	222	10,046	1,580	222	11,626	11,848	(1,231)	10,617	2020
Hudson Crossing Drive	Industrial	New York	2016 / (2)	7,600	22,475	93,670	7,600	116,145	123,745	(7,467)	116,278	2016
County Route 117	Industrial	New York	1970 / (2)	1,593	3,157	72,008	1,593	75,165	76,758	(4,220)	72,538	2017
98th Ave South	Industrial	North Dakota	2018 / 2020	191	9,743	2,272	191	12,015	12,206	(1,602)	10,604	2019
Hunts Landing Road	Industrial	Ohio	2019 / 2019	712	—	19,309	712	19,309	20,021	(2,149)	17,872	2019
Jason Street	Industrial	Ohio	1937 / 2020	239	2,688	29,250	239	31,938	32,177	(3,259)	28,918	2020
Springs Way	Industrial	Ohio	2018 / 2020	235	10,377	2,335	235	12,712	12,947	(1,457)	11,490	2020
East Tallmadge Ave.	Industrial	Ohio	1954 / 1986 / 2020	22	1,014	2,501	22	3,515	3,537	(612)	2,925	2019
Boltonfield Street	Industrial	Ohio	2023 / (2)	1,253	18,876	21,990	1,253	40,866	42,119	(692)	41,427	2023
Scott Technology Park	Industrial	Pennsylvania	2020 / 2020	954	—	27,070	954	27,070	28,024	(2,413)	25,611	2019
New Beaver Avenue	Industrial	Pennsylvania	1976 / 2021	6,979	34,781	25,986	6,979	60,767	67,746	(4,838)	62,908	2021
East Market Street	Industrial	Pennsylvania	1927 / 2017	1,435	19,098	74,306	1,435	93,404	94,839	(10,239)	84,600	2019
Wayne Avenue	Industrial	Pennsylvania	1980 / (2)	1,228	13,080	47,359	1,228	60,439	61,667	(6,005)	55,662	2019
Horton Drive	Industrial	Pennsylvania	1988 / 2020	1,353	11,854	29,745	1,353	41,599	42,952	(4,353)	38,599	2019
Industrial Street	Industrial	Pennsylvania	1930 / 2020	941	7,941	16,318	941	24,259	25,200	(2,478)	22,722	2020
Rosanna Avenue	Industrial	Pennsylvania	1959 / 2020	3,540	5,603	36,671	3,540	42,274	45,814	(5,247)	40,567	2018
Susquehanna Street	Industrial	Pennsylvania	1968 / 2017	1,318	13,708	—	1,318	13,708	15,026	(327)	14,699	2023
FM 969	Industrial	Texas	(2)	—	11,157	3,682	—	14,839	14,839	(604)	14,235	2022
Decatur Street	Industrial	Virginia	2019 / 2020	231	11,582	7,936	231	19,518	19,749	(3,233)	16,516	2020
Lathrop Industrial Drive SW	Industrial	Washington	1997 / 2015	1,826	15,684	—	1,826	15,684	17,510	(1,504)	16,006	2020
East Glendale Avenue	Retail	Arizona	2019 / 2019	1,216	811	501	1,216	1,312	2,528	(230)	2,298	2019
Dahlia Street	Retail	Colorado	2019 / 2019	179	2,132	—	179	2,132	2,311	(207)	2,104	2020
East Colfax Avenue	Retail	Colorado	1998 / 2020	244	307	916	244	1,223	1,467	(73)	1,394	2021
North 2nd Street	Retail	Colorado	1973 / 2020	140	258	810	140	1,068	1,208	(60)	1,148	2021
West Railroad Avenue	Retail	Colorado	1977 / 2020	149	618	168	149	786	935	(62)	873	2021
Southgate Pl	Retail	Colorado	1998 / 2019	367	645	54	367	699	1,066	(76)	990	2020
Wewatta Street	Retail	Colorado	2015 / 2018	4,036	2,417	—	4,036	2,417	6,453	(129)	6,324	2021
Southgate Place	Retail	Colorado	2018 / 2018	942	3,314	—	942	3,314	4,256	(194)	4,062	2021
South Peoria Court	Retail	Colorado	1979 / 2016	938	2,770	—	938	2,770	3,708	(161)	3,547	2021
Highway 6 & 24	Retail	Colorado	1960 / 2019	892	1,996	—	892	1,996	2,888	(116)	2,772	2021
North College Avenue	Retail	Colorado	1952 / 2017	527	2,952	—	527	2,952	3,479	(156)	3,323	2021
East Quincy Avenue	Retail	Colorado	2018 / 2018	659	2,493	—	659	2,493	3,152	(139)	3,013	2021
East Montview Boulevard	Retail	Colorado	1952 / 2019	256	1,490	—	256	1,490	1,746	(80)	1,666	2021
South Federal Blvd	Retail	Colorado	1980 / 2017	193	1,361	—	193	1,361	1,554	(71)	1,483	2021
Santa Fe Trail	Retail	Colorado	1948 / 2000	232	1,110	—	232	1,110	1,342	(64)	1,278	2021
Water Street	Retail	Colorado	1930 / 2013	319	945	—	319	945	1,264	(56)	1,208	2021
Gregory Street	Retail	Colorado	1875 / 2014	101	1,058	—	101	1,058	1,159	(54)	1,105	2021
West 20th Avenue	Retail	Colorado	1970 / 2014	289	666	—	289	666	955	(38)	917	2021
South Federal Blvd.	Retail	Colorado	1941 / 2018	461	319	—	461	319	780	(20)	760	2021
West 6th Street	Retail	Colorado	2019 / 2019	60	272	—	60	272	332	(18)	314	2021
Elm Avenue	Retail	Colorado	1962 / 2020	21	311	—	21	311	332	(22)	310	2021
Bent Avenue North	Retail	Colorado	2019 / 2019	49	284	—	49	284	333	(18)	315	2021
Coolidge Rd	Retail	Michigan	2019 / 2019	1,635	—	1,727	1,635	1,727	3,362	(224)	3,138	2019
South Cedar Street	Retail	Michigan	1957 / 2019	282	1,951	—	282	1,951	2,233	(308)	1,925	2019
West Pierson Road	Retail	Michigan	1975 / 2019	122	2,065	—	122	2,065	2,187	(326)	1,861	2019
Wilder Road	Retail	Michigan	1988 / 2019	49	1,696	—	49	1,696	1,745	(267)	1,478	2019
East Front Street	Retail	Michigan	1992 / 2019	449	827	—	449	827	1,276	(130)	1,146	2019
South Mason Drive	Retail	Michigan	1970 / 2019	25	973	—	25	973	998	(153)	845	2019
N Delsea Dr	Retail	New Jersey	1974 / 2020	244	1,928	—	244	1,928	2,172	(167)	2,005	2020
24th Street East	Retail	North Dakota	2019 / 2019	348	1,368	—	348	1,368	1,716	(83)	1,633	2021
Highway 2 East	Retail	North Dakota	1976 / 2019	120	1,225	—	120	1,225	1,345	(78)	1,267	2021

Main Street	Retail	Pennsylvania	1980 / 2019	57	840	—	57	840	897	(43)	854	2021
South 17th Street	Retail	Pennsylvania	2021 / 2021	553	2,000	—	553	2,000	2,553	(90)	2,463	2022
Esperanza Street	Industrial/Retail	California	1926 / 1976	1,713	11,307	979	1,713	12,286	13,999	(1,346)	12,653	2019
Grape Street	Industrial/Retail	Colorado	1982 / 2018	1,380	5,786	—	1,380	5,786	7,166	(308)	6,858	2021
US 50 Business and Baxter Road	Industrial/Retail	Colorado	1929 / 2019	119	1,652	—	119	1,652	1,771	(106)	1,665	2021
South Fox Street	Industrial/Retail	Colorado	1965 / 2014	297	829	—	297	829	1,126	(44)	1,082	2021
West Street	Industrial/Retail	Massachusetts	1880 / 2021	650	7,119	19,050	650	26,169	26,819	(2,419)	24,400	2020
Mozzone Boulevard	Industrial/Retail	Massachusetts	1975 / 2019	1,626	38,406	—	1,626	38,406	40,032	(1,717)	38,315	2022
Stephenson Highway	Industrial/Retail	Michigan	2021 / 2021	6,211	—	22,304	6,211	22,304	28,515	(1,741)	26,774	2020
Hoover Road	Industrial/Retail	Michigan	1951 / 2021	700	9,557	6,984	700	16,541	17,241	(1,276)	15,965	2021
Leah Avenue(5)	Industrial/Retail	Texas	(2)	2,222	1,195	4,471	2,222	5,666	7,888	—	7,888	2021
Total				$142,524	$891,551	$1,334,440	$142,524	$2,225,991	$2,368,515	$(202,692)	$2,165,823
(1)	“Industrial” reflects facilities utilized or expected to be utilized for regulated cannabis cultivation, processing and/or distribution activities, which can consist of industrial and/or greenhouse space.
(2)	As of December 31, 2023, all or a portion of the property was under development or redevelopment.
(3)	These four properties were sold in March 2023 but the transaction did not qualify for recognition as a completed sale under GAAP. As such, the properties remain on the consolidated balance sheet. Refer to Note 6 “Investments in Real Estate” for more information.
(4)	As of December 31, 2023, we were evaluating alternative non-cannabis uses for the property, due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing.
(5)	As of December 31, 2023, these properties were vacant and excluded from our operating portfolio.
(6)	Building and improvements balance includes Construction in progress.

As of December 31, 2023, the aggregate gross cost of the properties included above for federal income tax purposes was approximately $2.4 billion, which excludes the four properties that were sold in March 2023 that did not qualify for recognition as a completed sale under GAAP but is recognized as a sale for tax purposes.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Investment in real estate, at cost:
Balance at beginning of year	$2,204,687	$1,722,104	$1,060,239
Purchases of investments in real estate	35,155	149,317	277,717
Additions and improvements, net	128,673	355,633	384,148
Sale of real estate investments	—	(22,367)	—
Balance at end of year	$2,368,515	$2,204,687	$1,722,104
Accumulated Depreciation:
Balance at beginning of year	$(138,405)	$(81,938)	$(40,195)
Depreciation expense, net	(64,287)	(58,935)	(41,743)
Sale of real estate investments	—	2,468	—
Balance at end of year	$(202,692)	$(138,405)	$(81,938)