Form 10-Q
period 2024-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2024-05-09
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of May 9, 2024 there were 28,328,647 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

MARCH 31, 2024

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
Assets	2024	2023
Real estate, at cost:
Land	$142,524	$142,524
Buildings and improvements	2,119,566	2,108,218
Construction in progress	123,910	117,773
Total real estate, at cost	2,386,000	2,368,515
Less accumulated depreciation	(219,627)	(202,692)
Net real estate held for investment	2,166,373	2,165,823
Construction loan receivable	22,000	22,000
Cash and cash equivalents	153,502	140,249
Restricted cash	—	1,450
Investments	20,026	21,948
Right of use office lease asset	1,255	1,355
In-place lease intangible assets, net	8,030	8,245
Other assets, net	28,327	30,020
Total assets	$2,399,513	$2,391,090

Liabilities and stockholders’ equity
Liabilities:
Exchangeable Senior Notes, net	$—	$4,431
Notes due 2026, net	296,795	296,449
Building improvements and construction funding payable	10,448	9,591
Accounts payable and accrued expenses	12,160	11,406
Dividends payable	52,295	51,827
Rent received in advance and tenant security deposits	60,151	59,358
Other liabilities	12,237	5,056
Total liabilities	444,086	438,118
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, $15,000 liquidation preference ($25.00 per share), 600,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	14,009	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,328,647 and 28,140,891 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	28	28
Additional paid-in capital	2,111,111	2,095,789
Dividends in excess of earnings	(169,721)	(156,854)
Total stockholders’ equity	1,955,427	1,952,972
Total liabilities and stockholders’ equity	$2,399,513	$2,391,090

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2024	2023
Revenues:
Rental (including tenant reimbursements)	$74,914	$75,529
Other	540	538
Total revenues	75,454	76,067

Expenses:
Property expenses	6,709	5,623
General and administrative expense	9,562	10,373
Depreciation and amortization expense	17,150	16,714
Total expenses	33,421	32,710
Income from operations	42,033	43,357
Interest income	1,784	2,233
Interest expense	(4,389)	(4,520)
Gain (loss) on exchange of Exchangeable Senior Notes	—	22
Net income	39,428	41,092
Preferred stock dividends	(338)	(338)
Net income attributable to common stockholders	$39,090	$40,754
Net income attributable to common stockholders per share (Note 8):
Basic	$1.37	$1.45
Diluted	$1.36	$1.43
Weighted-average shares outstanding:
Basic	28,145,017	27,949,747
Diluted	28,461,986	28,223,698

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended March 31, 2024
	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	28,140,891	$28	$2,095,789	$(156,854)	$1,952,972
Net income	—	—	—	—	39,428	39,428
Issuance of unvested restricted stock, net of forfeitures	—	36,124	—	(750)	—	(750)
Exchange of Exchangeable Senior Notes	—	28,408	—	—	—	—
Net proceeds from sale of common stock	—	123,224	—	11,757	—	11,757
Preferred stock dividends	—	—	—	—	(338)	(338)
Common stock dividends	—	—	—	—	(51,957)	(51,957)
Stock-based compensation	—	—	—	4,315	—	4,315
Balances at end of period	$14,009	28,328,647	$28	$2,111,111	$(169,721)	$1,955,427

	Three Months Ended March 31, 2023
	Series A	Shares of		Additional	Dividends in	Total
	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	$14,009	27,972,830	$28	$2,065,248	$(117,392)	$1,961,893
Net income	—	—	—	—	41,092	41,092
Issuance of unvested restricted stock, net of forfeitures	—	29,969	—	(568)	—	(568)
Exchange of Exchangeable Senior Notes	—	32,200	—	1,964	—	1,964
Preferred stock dividends	—	—	—	—	(338)	(338)
Common stock dividends	—	—	—	—	(50,725)	(50,725)
Stock-based compensation	—	—	—	4,829	—	4,829
Balances at end of period	$14,009	28,034,999	$28	$2,071,473	$(127,363)	$1,958,147

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$39,428	$41,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	17,150	16,714
Loss (gain) on exchange of Exchangeable Senior Notes	—	(22)
Other non-cash adjustments	28	26
Stock-based compensation	4,315	4,829
Amortization of discounts on investments	(188)	(1,676)
Amortization of debt discount and issuance costs	406	338
Changes in assets and liabilities
Other assets, net	1,760	1,360
Accounts payable, accrued expenses and other liabilities	7,874	2,008
Rent received in advance and tenant security deposits	793	(53)
Net cash provided by (used in) operating activities	71,566	64,616

Cash flows from investing activities
Purchases of investments in real estate	—	(34,906)
Funding of draws for improvements and construction	(16,505)	(66,026)
Funding of construction loan and other investments	—	(386)
Purchases of short-term investments	(20,026)	(51,772)
Maturities of short-term investments	22,136	90,414
Net cash provided by (used in) investing activities	(14,395)	(62,676)

Cash flows from financing activities
Issuance of common stock, net of offering costs	11,757	—
Principal payment on Exchangeable Senior Notes	(4,436)	—
Payment of deferred financing costs	(112)	—
Dividends paid to common stockholders	(51,489)	(50,502)
Dividends paid to preferred stockholders	(338)	(338)
Taxes paid related to net share settlement of equity awards	(750)	(568)
Net cash provided by (used in) financing activities	(45,368)	(51,408)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,803	(49,468)
Cash, cash equivalents and restricted cash, beginning of period	141,699	88,572
Cash, cash equivalents and restricted cash, end of period	$153,502	$39,104

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of interest capitalized	$71	$121
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$8,980	$20,264
Deposits applied for acquisitions	—	250
Accrual for common and preferred stock dividends declared	52,295	51,063
Exchange of Exchangeable Senior Notes for common stock	—	1,964

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

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

This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2024.

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

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates and assumptions. The most significant estimates and assumptions made include determination of lease accounting and fair value of acquisition of real estate properties.

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

Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of both March 31, 2024 and December 31, 2023, acquisitions of $20.0 million have been recognized as notes receivable and are included in other assets, net on our condensed consolidated balance sheets.

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

Amounts capitalized are depreciated on a straight-line basis over the estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended March 31, 2024 and 2023, we recognized depreciation expense of $16.9 million and $16.5 million, respectively. Depreciation expense relating to our real estate held for investment is included in depreciation and amortization expense in our condensed consolidated statements of income. We depreciate office equipment and furniture and fixtures on a straight-line basis over the estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office on a straight-line basis over the shorter of the estimated useful lives or the remaining lease term. Depreciation expense relating to our corporate assets is included in general and administrative expense in our condensed consolidated statements of income.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the three months ended March 31, 2024 and 2023.

Revenue Recognition. Our leases are triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We recognize revenue for each of the leases at our properties that are classified as operating leases on a cash basis due to the uncertain regulatory environment in the United States pertaining to the regulated cannabis industry, the limited operating history of certain tenants and the resulting uncertainty of collectability of lease payments from each tenant over the duration of the lease term. Additionally, for operating leases, contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses are included in rental revenues in the period when such costs are incurred and reimbursed by the tenants. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our condensed consolidated financial statements.

Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. In February 2023, we amended the construction loan to provide for, among other things: (1) the additional capital commitment of the borrower into the project of $1.0 million; (2) our agreement to fund an additional $4.5 million into the project; (3) an increase in the interest rate effective April 1, 2023; (4) an extension of the loan term to December 31, 2023; and (5) the provision of additional collateral from the borrower for the loan. Interest on the loan continued to accrue through March 31, 2023, with monthly payment of interest contractual required commencing April 1, 2023. In December 2023, we further amended the construction loan to extend the loan term to June 30, 2024, with an option for the borrower to extend the loan term to December 31, 2024 upon satisfaction of certain conditions and payment of an extension fee. As of both March 31, 2024 and December 31, 2023, we had funded $22.0 million of the $23.0 million total commitment. Interest income on the construction loan is recognized on a cash basis.

Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of 90 days or less to be cash equivalents, which is comprised of short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to 90 days.

Restricted Cash. Restricted cash relates to cash held in escrow accounts for future draws for improvements for tenants in accordance with certain lease agreements.

Investments. Investments consist of short-term obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of greater than 90 days. Investments in obligations of the U.S. government are classified as held-to-maturity and stated at amortized cost. Investments in certificates of deposit are classified as held-to-maturity and stated at cost.

Deferred Financing Costs. The deferred financing costs relating to our Notes due 2026 are included as a reduction in the net book value of the related liability on our condensed consolidated balance sheet. These costs are amortized as non-cash interest expense using the effective interest method over the life of the related obligations. Deferred financing costs relating to our Revolving Credit Facility are included in other assets, net in our condensed consolidated balance sheets. These costs are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility.

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

Lease Accounting. We account for our leases under ASC 842, Leases, and have elected the practical expedient not to separate certain non-lease components from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately. We also elected the short-term lease exception for lessees for leases that are less than 12 months. As lessee, we recognized a liability to account for our future obligations and a corresponding right-of-use asset related to our corporate office lease, which ends in January 2027 and contains annual escalations. We measured the lease liability based on the present value of the future lease payments (excluding the extension option that we are not reasonable certain to exercise), discounted using the estimated incremental borrowing rates of 7.25% and 5.5%, which were the interest rates that we estimated we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at initial commencement in December 2019 and upon an amendment in November 2021, respectively. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period.

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs or exchange any other consideration with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. In each of the three months ended March 31, 2024 and 2023, we recognized office lease expense of $0.1 million, which is included in general and administrative expenses in our condensed consolidated statements of income. In each of the three months ended March 31, 2024 and 2023, amounts paid and classified as operating activities in our condensed consolidated statements of cash flows for the office lease were $0.1 million.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Substantially all of our leases are classified as operating leases.

Lease amendments are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease. In January 2024, the lease modifications for two of our leases to extend the initial term of each lease changed the lease classification from operating lease to sales-type lease that did not satisfy all the criteria for recognition as a completed sale. Accordingly, we have not derecognized the underlying assets and all lease payments received, as well as any future lease payments, will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until certain criteria are met. As of March 31, 2024, we have received lease payments of $1.5 million that have been included in other liabilities on our condensed consolidated balance sheet. The underlying assets’ land and building and improvements had a gross carrying value of $4.1 million and $28.9 million, respectively, and accumulated depreciation of $2.8 million as of March 31, 2024.

Our leases generally contain options to extend the lease terms at the prevailing market rate or at the expiring rental rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

Recent Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, measures of segment profit and loss, and disclosures of how the chief operating decision maker uses the reported measure(s) of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The amendments are effective for all public entities that are required to report segment information for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. ASU 2023-07 also requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Topic 280. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented. The Company is currently evaluating the potential impact that this standard will have on its condensed consolidated financial statements and related disclosures.

Concentration of Credit Risk. As of March 31, 2024, we owned 108 properties located in 19 states and leased to 30 tenants (excluding three non-cannabis tenants at two of our properties). The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2024 and 2023, including tenant reimbursements:

	For the Three Months Ended
	March 31, 2024
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	17%
Ascend Wellness Holdings, Inc. ("Ascend")	4	11%
Green Thumb Industries, Inc. ("Green Thumb")	3	8%
Curaleaf Holdings, Inc. ("Curaleaf")	8	7%
Trulieve Cannabis Corp. ("Trulieve")	6	7%

	For the Three Months Ended
	March 31, 2023
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	15%
Ascend	4	10%
SH Parent, Inc. ("Parallel")(1)	4	9%
Green Thumb	3	7%
Curaleaf	8	7%

(1)We regained possession of two properties previously leased to Parallel in Texas and Pennsylvania in March and November 2023, respectively.

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of March 31, 2024 and December 31, 2023, our largest property was located in New York and accounted for 5.5% and 5.4%, respectively, of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of March 31, 2024 and December 31, 2023.

We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2024, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of March 31, 2024, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,328,647 shares of common stock issued and outstanding.

In January 2023, we entered into separate equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock.

During the three months ended March 31, 2024, we sold 123,224 shares of our common stock pursuant to the ATM Program for net proceeds of $11.8 million. No shares of common stock were issued pursuant to the ATM Program during the three months ended March 31, 2023.

During the three months ended March 31, 2024, we issued 28,408 shares of our common stock related to the exchange premium upon exchange by holders of $4.3 million of outstanding principal amount of our 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”).

During the three months ended March 31, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

4. Preferred Stock

As of March 31, 2024, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were 600,000 shares issued and outstanding of 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

5. Dividends

The following table describes the dividends declared by the Company during the three months ended March 31, 2024:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 15, 2024	Common stock	$1.82	January 1, 2024 to March 31, 2024	April 15, 2024	$51,957
March 15, 2024	Series A preferred stock	$0.5625	January 15, 2024 to April 14, 2024	April 15, 2024	$338

6. Investments in Real Estate

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023
In-place lease intangible assets	$9,979	$9,979
Accumulated amortization	(1,949)	(1,734)
In-place lease intangible assets, net	$8,030	$8,245

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our condensed consolidated statements of income was $0.2 million in each of the three months ended March 31, 2024 and 2023. The weighted-average remaining amortization period of the acquired in-place leases was 9.5 years, and the estimated annual amortization of the value of the acquired in-place leases as of March 31, 2024 is as follows (in thousands):

Year	Amount
2024 (nine months ending December 31)	$645
2025	860
2026	860
2027	860
2028	860
Thereafter	3,945
Total	$8,030

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023
Above-market lease	$1,054	$1,054
Accumulated amortization	(210)	(187)
Above-market lease, net	$844	$867

The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of 9.0 years. In each of the three months ended March 31, 2024 and 2023, the amortization of the above-market lease was $23,000.

Lease Amendments

In January 2024, we entered into lease amendments with subsidiaries of 4Front Ventures Corp. (“4Front”) at the four properties we lease to them in Illinois, Massachusetts and Washington, extending the term of each lease. The Illinois property, which is under development, has experienced significant delays in construction, primarily relating to completion of required utilities enhancements, which has resulted in an extended delay of the estimated completion of the project. As a result, we amended the Illinois lease to reduce base rent owing for the nine months ending September 30, 2024, defer the payback of the security deposit applicable to the lease (with the security deposit being subject to future pro-rata monthly payback), and increase the base rent for the remainder of the term commencing November 1, 2024.

In February 2024, we amended our lease and development agreement with PharmaCann at one of our New York properties, increasing the construction funding commitment by $16.0 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property. We also amended the lease to extend the term.

New Leases

In January 2024, we executed a new lease with a tenant at one of our retail properties in Michigan.

In March 2024, we executed a new lease for the entire property located at 63795 19th Avenue in Palm Springs, California, with the commencement date under the lease conditioned upon, among other things, the tenant’s receipt of approvals to conduct cannabis operations by the requisite state and local authorities.

Capitalized Costs

During the three months ended March 31, 2024, we capitalized costs of $17.5 million and funded $16.5 million relating to improvements and construction activities at our properties.

Property Disposition

In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Medical Investor Holdings, LLC (“Vertical”) for $16.2 million (excluding transaction costs) and provided a secured loan for $16.1 million to the buyer of the properties. The loan matures on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $0.5 million of the principal balance. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our condensed consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of March 31, 2024, we have received interest payments of $1.9 million. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of $3.4 million and $13.9 million, respectively, and accumulated depreciation of $1.7 million as of March 31, 2024, remain on the condensed consolidated balance sheet, and the buildings and improvements continue to be depreciated.

Future Contractual Minimum Rent

Future contractual minimum rent (including base rent and property management fees) to be received on our leases as of March 31, 2024 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2024 (nine months ending December 31)	$216,745
2025	305,414
2026	314,436
2027	322,020
2028	329,027
Thereafter	3,904,454
Total	$5,392,096

Future contractual minimum rent includes payments to be received on two sales-type leases, which will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until certain criteria are met (see Note 2 “Lease Accounting” for further details).

7. Debt

Exchangeable Senior Notes

During the three months ended March 31, 2024, we issued 28,408 shares of our common stock and paid $4.3 million in cash upon exchange by holders of $4.3 million principal amount of Exchangeable Senior Notes and paid off the remaining $0.1 million principal amount at maturity in February 2024, in accordance with terms of the indenture for the Exchangeable Senior Notes.

During the three months ended March 31, 2023, we issued 32,200 shares of our common stock upon exchanges by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

For the three months ended March 31, 2023, we recognized a gain on the exchange totaling $22,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a net non-cash increase to our additional paid-in capital account of $2.0 million for the three months ended March 31, 2023.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cash coupon	$24	$57
Amortization of issuance cost	5	12
Capitalized interest	(1)	—
Total interest expense	$28	$69

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	March 31, 2024	December 31, 2023
Principal amount	$—	$4,436
Unamortized issuance cost	—	(5)
Carrying value	$—	$4,431

Accrued interest payable for the Exchangeable Senior Notes as of December 31, 2023 was $49,000 and was included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

Notes due 2026

In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. However, the Notes due 2026 are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes due 2026 will pay interest semiannually at a rate of 5.50% per year and will mature on May 25, 2026. The terms of the Notes due 2026 are governed by an indenture dated May 25, 2021, and provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In connection with the issuance of the Notes due 2026, we recorded $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026. The effective interest rate including amortization of issuance costs is 6.03%.

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cash coupon	$4,125	$4,125
Amortization of issuance cost	346	326
Capitalized interest	(165)	—
Total interest expense	$4,306	$4,451

The following table details the carrying value of our Notes due 2026 (in thousands):

	March 31, 2024	December 31, 2023
Principal amount	$300,000	$300,000
Unamortized issuance cost	(3,205)	(3,551)
Carrying value	$296,795	$296,449

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of March 31, 2024.

Accrued interest payable for the Notes due 2026 as of March 31, 2024 and December 31, 2023 was $6.2 million and $2.1 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

Revolving Credit Facility

In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement was amended in February 2024 to provide $45.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2024.

In connection with the Revolving Credit Facility, we recorded $0.7 million of issuance costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. For the three months ended March 31, 2024, we recognized $55,000 of non-cash interest expense related to the Revolving Credit Facility.

The following table summarizes the principal payments on our outstanding indebtedness as of March 31, 2024 (in thousands):

Payments Due
by Year	Amount
2024 (nine months ending December 31)	—
2025	—
2026	300,000
2027	—
2028	—
Thereafter	—
Total	$300,000

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

Through March 31, 2024, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three months ended March 31, 2024 and 2023 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 38,079 and 102,210 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three months ended March 31, 2024 and 2023, respectively, and were included in the computation of diluted earnings per share.

For the three months ended March 31, 2024 and 2023, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of the respective dates (see Note 10 for further discussion of PSUs).

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Net income	$39,428	$41,092
Preferred stock dividends	(338)	(338)
Distribution to participating securities	(544)	(361)
Net income attributable to common stockholders used to compute net income per share – basic	38,546	40,393
Dilutive effect of Exchangeable Senior Notes	28	69
Net income attributable to common stockholders used to compute net income per share – diluted	$38,574	$40,462

Weighted-average common shares outstanding:
Basic	28,145,017	27,949,747
Restricted stock and RSUs	278,890	171,741
Dilutive effect of Exchangeable Senior Notes	38,079	102,210
Diluted	28,461,986	28,223,698
Net income attributable to common stockholders per share:
Basic	$1.37	$1.45
Diluted	$1.36	$1.43

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

The following table presents the carrying value and approximate fair value of financial instruments at March 31, 2024 and December 31, 2023 (in thousands):

	At March 31, 2024		At December 31, 2023

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$20,026	$20,026	$21,948	$21,951
Investments as cash equivalents(2)	$15,179	$15,099	$15,187	$15,029
Exchangeable Senior Notes(3)	$—	$—	$4,431	$7,576
Notes due 2026(3)	$296,795	$286,767	$296,449	$278,325
Construction Loan(4)	$22,000	$27,551	$22,000	$27,543
(1)	At March 31, 2024, investments consisting of short-term certificates of deposit with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity and stated at cost, which approximates fair value. At December 31, 2023, investments consisting of short-term obligations of the U.S. government with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity, stated at amortized cost and valued using Level 1 inputs.
(2)	Investments as cash equivalents consisting of obligations of the U.S. government with an original maturity at the time of purchase of 90 days or less are classified as held-to-maturity, stated at amortized cost and valued using Level 1 inputs.
(3)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market.
(4)	The construction loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At each of March 31, 2024 and December 31, 2023, the expected market yield used to determine fair value was 16.25%. Changes in market yields may change the fair value of the construction loan. Generally, an increase in market yields may result in a decrease in the fair value of the construction loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the construction loan may fluctuate from period to period. Additionally, the fair value of the construction loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the three months ended March 31, 2024 is included in the table below:

		Weighted-
	Unvested	Average
	Restricted	Grant Date Fair
	Stock	Value
Balance at December 31, 2023	56,711	$135.46
Granted	43,566	$91.81
Vested	(13,698)	$126.83
Forfeited(1)	(7,442)	$205.15
Balance at March 31, 2024	79,137	$106.37
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $7.1 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of 2.1 years as of March 31, 2024. The fair value of restricted stock that vested during the three months ended March 31, 2024 was $2.1 million.

The following table summarizes our RSU activity for the three months ended March 31, 2024. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock Units	Value
Balance at December 31, 2023	149,956	$125.34
Granted	69,714	$91.81
Balance at March 31, 2024	219,670	$114.70

The remaining unrecognized compensation cost of $10.8 million for RSU awards is expected to be recognized over an amortization period of 2.2 years as of March 31, 2024.

In January 2021 and 2022, we issued 70,795 and 102,641 “target” PSUs, respectively, to a select group of officers, which vest and are settled in shares of common stock based on the Company’s total stockholder return over a performance period beginning on the applicable grant date and ending on December 31, 2023 and 2024, respectively.

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable performance period. For the three months ended March 31, 2024 and 2023, we recognized stock-based compensation expense of $1.7 million and $2.7 million, respectively, relating to PSU awards. As of March 31, 2024, the remaining unrecognized compensation cost of $5.0 million relating to PSU awards is expected to be recognized over the remaining performance period of 0.8 years.

The PSUs granted in January 2021 were forfeited in their entirety on December 31, 2023 pursuant to the terms of the agreements, as the PSUs failed to meet the performance threshold for vesting. As measured as of March 31, 2024, the performance threshold for the vesting of the PSUs granted in January 2022 also was not met.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our condensed consolidated balance sheet as of March 31, 2024 is presented in the table below (in thousands):

Year	Amount
2024 (nine months ending December 31)	$384
2025	526
2026	543
2027	45
2028	—
Total future contractual lease payments	1,498
Effect of discounting	(122)
Office lease liability	$1,376

Improvement Allowances. As of March 31, 2024, we had $24.1 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Commitments. As of March 31, 2024, we had $6.8 million of commitments related to contracts with vendors for improvements at our properties.

Construction Loan. As of March 31, 2024, we had $1.0 million of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California.

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

Litigation.

Class Action Lawsuit

On April 25, 2022, a federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Michael V. Mallozzi, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Paul Smithers, Catherine Hastings and Andy Bui, Case No. 2-22-cv-02359, and was filed in the U.S. District Court for the District of New Jersey. The lawsuit was purportedly brought on behalf of purchasers of our common stock and alleges that we and certain of our officers made false or misleading statements regarding our business in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between May 7, 2020 and April 13, 2022.

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

On October 19, 2023, a Second Amended Class Action Complaint was filed under the same Case Number, and asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Second Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. On December 18, 2023, defendants moved to dismiss the Second Amended Class Action Complaint; on February 1, 2024, plaintiff responded with their opposition to defendants’ motion to dismiss the Second Amended Class Action Complaint; and on March 1, 2024, defendants replied to plaintiff’s response. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Derivative Action Lawsuits

On July 26, 2022, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., Case Number 24-C-22-003312, and was filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against the directors and certain officers of the Company. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On September 6, 2022, the defendants in this action filed a Consent Motion to Stay the Proceedings, which was granted on October 11, 2022. On September 28, 2022, a second derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Karen Draper, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, Defendants, and Innovative Industrial Properties Inc., Nominal Defendant, Case Number 24-C-22-004243, and filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, and seeks actions to reform and improve the Company, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On October 19, 2022, the parties to both cases filed a Joint Motion to Consolidate Related Shareholder Derivative Actions and to Appoint Lead and Liaison Counsel for plaintiffs, which was granted on December 19, 2022, along with a stay in the lawsuit pending a ruling on the defendants’ motion to dismiss the federal class action lawsuit described above. On April 17, 2023, a third derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Ross Weintraub, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracie Hager, Gary Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-00737-GLR, and filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty and violations of Section 14(a) of the Exchange Act, and seeks an undetermined amount of damages, equitable relief, and attorneys’ fees and costs. Defendants in this action filed a Consent Motion to Stay the Proceeding, which was granted on April 17, 2023. On June 5, 2023, a fourth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Franco DeBlasio, on behalf of Gerich Melenth Nin (GMN) LP, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Alan D. Gold, Tracie J. Hager, Benjamin C. Regin, Andy Bui, Gary A. Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-01513-GLR, and filed in the United States District Court for the District of Maryland. On July 19, 2023, the United States Court for the District of Maryland consolidated Case Nos. 1:23-cv-00737-GLR and 1:23-cv-01513-GLR with case number 1:23-cv-00737-GLR as the lead case, and kept the stay in place. The Company intends to vigorously defend each of these lawsuits. However, at this time, the Company cannot predict the probable outcome of these actions, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements. The consolidated case remains stayed as Case Number 24-C-22-003312.

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

12. Subsequent Events

New Leases

In April 2024, we executed a new long-term lease with Lume Cannabis Co. at our property located at 10070 Harvest Park in Dimondale, Michigan.

In May 2024, we executed a new long-term lease at our property located at 19533 McLane Street in Palm Springs, California.

The commencement date under each of these leases is conditioned upon, among other things, the tenant’s receipt of approvals to conduct cannabis operations by the requisite state and local authorities.

Lease Amendments

In April 2024, we amended our lease with a subsidiary of Battle Green Holdings LLC at one of our Ohio properties to provide an additional improvement allowance of $4.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

In April 2024, we amended the lease with a subsidiary of 4Front at one of our Illinois properties to provide an additional improvement allowance of $1.6 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property and increased the annual base rent escalations for the remainder of the lease term.

Property Sale and Lease Termination

In May 2024, we sold our leased property in Los Angeles, California for $9.1 million (excluding closing costs) to a third-party buyer. Concurrently with the sale, pursuant to a separate agreement previously executed between us and the tenant, the tenant paid us a lease termination fee of $3.9 million, and paid for the closing and other costs incurred by us in connection with the sale of the property. Excluding our reimbursement for those closing and other costs, we received total consideration of $13.0 million in connection with the sale of the property and termination of the existing lease.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2023. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of March 31, 2024, we had 21 full-time employees.

As of March 31, 2024, we owned 108 properties comprising 8.9 million square feet (including 897,000 rentable square feet under development/redevelopment) in 19 states. As of March 31, 2024, we had invested $2.4 billion in the aggregate (consisting of purchase price and funding of draws for construction funding and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $41.3 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $41.3 million committed to fund draws to certain tenants and vendors for improvements at our properties, $10.4 million was incurred but not funded as of March 31, 2024. These statistics do not include a $23.0 million loan commitment from us to a developer for construction of a regulated cannabis cultivation and processing facility in California, of which we have funded $22.0 million as of March 31, 2024.

Of these 108 properties, we include 103 properties in our operating portfolio, which were 95.2% leased as of March 31, 2024, with a weighted-average remaining lease term of 14.8 years. We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of March 31, 2024, and together are expected to comprise 715,000 rentable square feet upon completion of development/redevelopment):

●	Perez Road in Cathedral City, California (pre-leased);
●	Davis Highway in Windsor, Michigan (pre-leased);
●	63795 19th Avenue in Palm Springs, California (pre-leased);
●	Inland Center Drive in San Bernardino, California; and
●	Leah Avenue in San Marcos, Texas.

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

The properties that we acquire consist of real estate assets that support the regulated cannabis industry. Most states where we own properties issue licenses for cannabis operations for a limited period. If one or more of our tenants are unable to renew or otherwise maintain their licenses or other state and local authorizations necessary to continue their cannabis operations, such tenants may default on their lease payments to us. Furthermore, changes in federal law and current favorable state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties.

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

Significant Tenants and Concentrations of Risk

As of March 31, 2024, we owned 108 properties located in 19 states leased to 30 tenants (not including three non-cannabis tenants in two properties). Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At March 31, 2024, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at March 31, 2024. See Note 2 “Concentration of Credit Risk” in the notes to our condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2024.

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

Operating Expenses

Our operating expenses include general and administrative expenses, including personnel costs, stock-based compensation, and legal, accounting and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. Our operating expenses also include costs that we incur for properties that are not leased (or are leased but tenant’s rent obligations, including for payment of operating expenses, have not yet commenced), including taxes, insurance, maintenance, security, utilities and other property-specific costs. We generally structure our leases so that the tenant is responsible for taxes, maintenance, insurance and structural repairs with respect to the premises throughout the lease term. Increases or decreases in such operating expenses will impact our overall financial performance.

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

Results of Operations

Investments in Real Estate

See Note 6 “Investment in Real Estate” in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the three months ended March 31, 2024.

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Revenues:
Rental (including tenant reimbursements)	$74,914	$75,529
Other	540	538
Total revenues	75,454	76,067

Expenses:
Property expenses	6,709	5,623
General and administrative expense	9,562	10,373
Depreciation and amortization expense	17,150	16,714
Total expenses	33,421	32,710
Income from operations	42,033	43,357
Interest income	1,784	2,233
Interest expense	(4,389)	(4,520)
Gain (loss) on exchange of Exchangeable Senior Notes	—	22
Net income	39,428	41,092
Preferred stock dividends	(338)	(338)
Net income attributable to common stockholders	$39,090	$40,754

Revenues.

Rental Revenues. Rental revenues for the three months ended March 31, 2024 decreased by $0.6 million, or 1%, to $74.9 million, compared to $75.5 million for the three months ended March 31, 2023. The decrease was primarily due to a $5.6 million decline in contractual rent and property management fees received during the three months ended March 31, 2024 related to properties that we took back possession of since March 2023, and a $1.3 million decrease related to two leases that were re-classified as sales-type leases starting January 1, 2024 (see Note 2 “Lease Accounting” to our condensed consolidated financial statements included in this report for more information). The decrease was partially offset by a $6.0 million increase to contractual rent and property management fees, which was primarily driven by contractual rent escalations and amendments to leases for additional improvement allowances at existing properties that resulted in adjustments to rent, a full period of contractual rent and property management fees related to the two properties acquired during the three months ended March 31, 2023, and new leases entered into since March 31, 2023. The decrease was also partially offset by a $0.3 million increase to tenant reimbursements, which was primarily due to higher property tax reimbursements collected during the period.

While we have re-leased several properties taken back since March 2023, rent commencement on certain of those properties is contingent on the tenants obtaining the requisite approvals to operate, and temporary rent abatements in certain instances as tenants transition into the properties and commence operations. As a result, we do not expect to recognize rental revenue from those properties until that has occurred.

No security deposits were applied for rent during the three months ended March 31, 2024. Rental revenue received for the three months ended March 31, 2023 included the application of $4.2 million of security deposits for payment of rent.

Other Revenues. Other revenues for the three months ended March 31, 2024 and 2023 consisted of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting.

Expenses.

Property Expenses. Property expenses for the three months ended March 31, 2024 increased by $1.1 million to $6.7 million compared to $5.6 million for the three months ended March 31, 2023. The increase was due to additional investment in existing properties, which resulted in higher property tax that we paid for our properties, as well as higher property expenses related to properties that we have taken possession of but not yet leased. Property expenses related to leased properties are generally reimbursable to us by the tenants under the terms of the leases.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2024 decreased by $0.8 million to $9.6 million, compared to $10.4 million for the three months ended March 31, 2023. The decrease in general and administrative expense was primarily due to lower litigation-related expense incurred during the period and lower compensation to employees. The lower compensation was primarily due to the expiration of the PSUs granted in 2021 on December 31, 2023 (which were forfeited in their entirety as they failed to meet the threshold for any payout as of that date) and lower payroll related fees for relocation, which was partially offset by higher payroll salary and bonus expense. Compensation expense for three months ended March 31, 2024 and 2023 included $4.3 million and $4.8 million, respectively, of non-cash stock-based compensation.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2024 increased $0.4 million to $17.2 million, compared to $16.7 million for the three months ended March 31, 2023. The increase in depreciation and amortization expense was related to depreciation on properties that we acquired in 2023 and the placement into service of construction and improvements at certain of our properties.

Interest Income. Interest income for the three months ended March 31, 2024 decreased by $0.4 million to $1.8 million, compared to $2.2 million the three months ended March 31, 2023. The decrease was due to having less interest-bearing investments during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Interest Expense. Interest expense primarily consists of interest on our Exchangeable Senior Notes and our Notes due 2026. Interest expense for the three months ended March 31, 2024 decreased by $0.1 million to $4.4 million, compared to $4.5 million for the three months ended March 31, 2023. The decrease was primarily due to the capitalization of $0.2 million of interest during the three months ended March 31, 2024, partially offset by $55,000 non-cash interest expense related to the Revolving Credit Facility. Interest expense for the three months ended March 31, 2024 and 2023 included $0.4 million and $0.3 million, respectively, of non-cash interest expense.

Cash Flows

Comparison of the Three Months Ended March 31, 2024 and 2023 (in thousands)

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$71,566	$64,616	$6,950
Net cash provided by (used in) investing activities	(14,395)	(62,676)	48,281
Net cash provided by (used in) financing activities	(45,368)	(51,408)	6,040
Ending cash, cash equivalents and restricted cash	153,502	39,104	114,398

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2024 and 2023 were $71.6 million and $64.6 million, respectively. Cash flows provided by operating activities were generally from contractual rent from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased. Cash flows provided by operating activities for the three months ended March 31, 2024 also included $4.8 million received in advance from our tenant Holistic Industries Inc. relating to the expected sale of our property in Los Angeles, California and concurrent lease termination (see Note 12 “Subsequent Events” to our condensed consolidated financial statements included in this report for more information).

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2024 were $14.4 million, of which $16.5 million was related to funding of draws for improvement and construction funding at our properties, partially offset by $2.1 million related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the three months ended March 31, 2023 were $62.7 million, of which $101.3 million was related to investments in real estate and funding of draws for improvement and construction funding at our properties and other investments, partially offset by $38.6 million related to net purchases and maturities of short-term investments.

Financing Activities

Net cash used in financing activities of $45.4 million during the three months ended March 31, 2024 was the result of $11.8 million in net proceeds from the issuance of our common stock, offset by dividend payments of $51.8 million to common and preferred stockholders, principal payment on the Exchangeable Senior Notes of $4.4 million and $1.0 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees and payment of deferred financing costs.

Net cash used in financing activities of $51.4 million during the three months ended March 31, 2023 was the result of dividend payments of $50.8 million to common and preferred stockholders and $0.6 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

Liquidity and Capital Resources

Sources and Uses of Cash

Liquidity is a measure of our ability to meet potential cash requirements. We derive substantially all of our revenues from the leasing of our properties and collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund the acquisition of additional properties, the development and redevelopment of existing properties, dividends to our stockholders, obligations under our Notes due 2026, repayment of borrowings and interest payments under our Revolving Credit Facility, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur property costs not paid by the tenant during the time it takes to re-lease or sell the property.

As of March 31, 2024, we owned 108 properties. Of these properties, the 103 properties in our operating portfolio were 95.2% leased, with a weighted-average remaining lease term of 14.8 years.

We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed or re-positioned. In addition, we may recognize an expense for certain property costs, such as insurance premiums and real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the number of property vacancies and whether we have any underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations. In addition, for properties that are not leased and are under development or redevelopment, we may make significant additional investments in these properties in order to get them ready for their intended use and to re-lease them. For the three months ended March 31, 2024, property expenses included $0.7 million of non-reimbursed expenses related to operating properties that were not leased.

To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets along with draws on our Revolving Credit Facility. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us, and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of March 31, 2024. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In February 2024, we issued 28,408 shares of our common stock and paid $4.3 million in cash upon exchange by holders of $4.3 million principal amount of Exchangeable Senior Notes and paid off the remaining $0.1 million principal amount, in accordance with terms of the indenture for the Exchangeable Senior Notes.

In January 2023, we entered into equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”) up to $500.0 million in shares of our common stock. During the three months ended March 31, 2024, we sold 123,224 shares of our common stock pursuant to the ATM Program for net proceeds of $11.8 million.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, debt, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and provides $45.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. There were no amounts outstanding under the Loan Agreement as of March 31, 2024.

Subsequent to March 31, 2024, we sold a property in Los Angeles, California for $9.1 million (excluding closing costs), received a lease termination fee from the tenant concurrent with the closing of $3.9 million and received tenant reimbursement of our closing and other costs related to the sale of the property.

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

In the long term, we may also voluntarily repurchase our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

In recent years, financial markets have been volatile in general, which has also significantly reduced our access to capital. If sustained, this could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Notes due 2026, and make accretive new investments.

The following table describes the dividends declared by the Company during the three months ended March 31, 2024:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 15, 2024	Common stock	$1.82	January 1, 2024 to March 31, 2024	April 15, 2024	$51,957
March 15, 2024	Series A preferred stock	$0.5625	January 15, 2024 to April 14, 2024	April 15, 2024	$338

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2024 (in thousands):

Payments Due
by Year	Notes due 2026	Interest	Office Rent	Total
2024 (nine months ended December 31)	$—	$12,375	$384	$12,759
2025	—	16,500	526	17,026
2026	300,000	6,646	543	307,189
2027	—	—	45	45
2028	—	—	—	—
Total	$300,000	$35,521	$1,498	$337,019

Additionally, as of March 31, 2024, we had (1) $24.1 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease; (2) $6.8 million outstanding in commitments related to contracts with vendors for improvements at our properties, which are expected to be incurred by December 31, 2024; and (3) $1.0 million outstanding in commitments to fund a construction loan. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, there is no explicit time frame for incurring the obligations related to our contracts with vendors, and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

Supplemental Guarantor Information

Our Notes due 2026 are the unsecured senior obligations of our Operating Partnership and are fully and unconditionally guaranteed on an unsecured basis by us. The Notes due 2026 and the related guarantee are registered securities under the Securities Act. See Note 7 “Debt” to our condensed consolidated financial statements included in this report for a description of certain terms of our Notes due 2026.

As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of our Operating Partnership have not been presented.

Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding amounts in our condensed consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

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

For the three months ended March 31, 2024 and 2023, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock. As a result, for purposes of calculating FFO (diluted), cash and non-cash interest expense of the Exchangeable Senior Notes was added back to FFO, and the total diluted weighted-average common shares outstanding increased by 38,079 and 102,210 shares for the three months ended March 31, 2024 and 2023, respectively, which were the potentially issuable shares as if the Exchangeable Senior Notes were exchanged at the beginning of the period.

For the three months ended March 31, 2024 and 2023, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of the respective periods.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31,
	2024	2023
Net income attributable to common stockholders	$39,090	$40,754
Real estate depreciation and amortization	17,150	16,714
FFO attributable to common stockholders (basic)	56,240	57,468
Cash and non-cash interest expense on Exchangeable Senior Notes	28	69
FFO attributable to common stockholders (diluted)	56,268	57,537
Litigation-related expense	146	546
Loss (gain) on exchange of Exchangeable Senior Notes	—	(22)
Normalized FFO attributable to common stockholders (diluted)	56,414	58,061
Interest income on seller-financed note(1)	403	134
Deferred lease payments received on sale-type leases(2)	1,456	—
Stock-based compensation	4,315	4,829
Non-cash interest expense	388	326
Above-market lease amortization	23	23
AFFO attributable to common stockholders (diluted)	$62,999	$63,373
FFO per common share – diluted	$1.98	$2.04
Normalized FFO per common share – diluted	$1.98	$2.06
AFFO per common share – diluted	$2.21	$2.25
Weighted average common shares outstanding – basic	28,145,017	27,949,747
Restricted stock and RSUs	278,890	171,741
Dilutive effect of Exchangeable Senior Notes	38,079	102,210
Weighted average common shares outstanding – diluted	28,461,986	28,223,698

(1)	Amount reflects the non-refundable interest received on the seller-financed note issued to us by the buyer in connection with our disposition of a portfolio of four properties in southern California previously leased to affiliates of Vertical, which is recognized as a deposit liability and is included in other liabilities in our condensed consolidated balance sheet as of March 31, 2024, as the transaction did not qualify for recognition as a completed sale.
(2)	Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our condensed consolidated balance sheet as of March 31, 2024, as the transaction did not qualify for recognition as a completed sale (see Note 2 “Lease Accounting” to our condensed consolidated financial statements included in this report for more information). Prior to the lease modifications on January 1, 2024, which extended the initial lease terms, the leases were classified as operating leases and the lease payments received were recognized as rental revenue and therefore, included in net income attributable to common stockholders.

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

We continually evaluate the estimates and assumptions we use to prepare our consolidated financial statements. Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following critical accounting estimates discussion reflects what we believe are the most significant estimates and assumptions used in the preparation of our consolidated financial statements. This discussion of our critical accounting estimates is intended to supplement the description of our accounting policies in the footnotes to our condensed consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates and assumptions. For further discussion of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and to our condensed consolidated financial statements included in this report.

Lease Accounting

We account for our leases under Accounting Standards Codification 842, Leases, which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates relating to the unguaranteed residual value of the assets at the end of the non-cancelable lease term. A decrease of 5% in the estimated unguaranteed residual value of our properties would result in changes to the lease classification of one lease that was modified during the three months ended March 31, 2024.

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

We exercise judgment to determine key assumptions used in each valuation technique (cost, income, and sales approach). For example, we are required to use judgment and make a number of assumptions, including those related to projected growth in rental rates and operating expenses, anticipated trends and market/economic conditions. The use of different assumptions can affect the amount of consideration allocated to the acquired depreciable/amortizable asset, which in turn can impact our net income due to the recognition of the related depreciation/amortization expense in our condensed consolidated statements of income.

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

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the three months ended March 31, 2024 and 2023. Significant adverse changes in the critical accounting estimates used in the impairment evaluation are required for the undiscounted cash flows over the holding period to be less than the carrying value as of March 31, 2024.

Impact of Real Estate and Credit Markets

In the commercial real estate market, property prices generally continue to fluctuate. Likewise, during certain periods, the U.S. credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continually monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. In recent years, the commercial real estate market generally has experienced significant disruptions from, among other things, significant increases in interest rates and changing tenant preferences for space.

Interest Rate Risk

As of March 31, 2024, we had $300.0 million principal amount of Notes due 2026 outstanding at fixed interest rates, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume. In recent years, the commercial real estate market generally has experienced significant disruptions from, among other things, significant increases in interest rates and changing tenant preferences for space. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. As of March 31, 2024, we had no outstanding borrowings on our Revolving Credit Facility.

Impact of Inflation

The U.S. economy has experienced a sustained increase in inflation rates in recent years. We enter into leases that generally provide for fixed increases in rent. During times when inflation is greater than the fixed increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. As of March 31, 2024, we had no outstanding borrowings on our Revolving Credit Facility.

Seasonality

Our business has not been, and we do not expect our business in the future to be, subject to material seasonal fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Notes due 2026 bear interest at a fixed rate of 5.50% per annum until maturity and is the only debt we have outstanding. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. As of March 31, 2024, we had no outstanding borrowings on our Revolving Credit Facility.

Our investments in short-term money market funds, certificates of deposit and short-term investments in obligations of the U.S. government with an original maturity at the time of purchase of greater than 90 days are less sensitive to market fluctuations than a portfolio of long-term securities. Accordingly, we believe that a significant change in interest rates would not have a material effect on the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2024 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or results of operations. Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023. The risks as described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, we issued 28,408 shares of our common stock upon exchange by holders of $4.3 million of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated May 9, 2024