Form 10-K/A
period 2023-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2024-08-30
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2.0 billion, based upon the last reported sale price of $73.01 per share on the New York Stock Exchange on June 30, 2023, the last business day of the Registrant’s most recently completed second quarter.

As of February 27, 2024, there were 28,205,423 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innovative Industrial Properties, Inc.’s Proxy Statement with respect to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Auditor Name:	Auditor Location:	Auditor Firm ID:
BDO USA, P.C.	San Diego, California	PCAOB ID #243

EXPLANATORY NOTE

Innovative Industrial Properties, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission on February 27, 2024 (the “Original Filing”), solely for the purpose of correcting a scrivener’s error in the certifications filed as Exhibits 31.1 and 31.2 (the “Certifications”) to the Original Filing. At the time the Company filed its Original Filing, the Company’s certifying officers had completed the matters covered by paragraph 4(b) and the introductory language in paragraph 4 of the Certifications, referring to its internal control over financial reporting. The Certifications filed with the Original Filing contained a scrivener’s error in that they inadvertently omitted such language, and the corrected Certifications are being filed as Exhibits 31.1 and 31.2 with this Form 10-K/A. Because no financial statements have been included in this Form 10-K/A, paragraph 3 of each of the Certifications has been omitted.

Please note that the only changes to the Original Filing are those related to the matters described herein. Except as described above, no changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing, and except as specifically provided herein, this Form 10-K/A does not reflect any information or events occurring after the date of the Original Filing.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULE

(3) Exhibits

Exhibit Number	Description of Exhibit
1.1	Form of Equity Distribution Agreement, dated as of January 20, 2023, between Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and each sales agent.(1)
3.1	Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary Classifying Innovative Industrial Properties, Inc.’s 9.00% Series A Cumulative Redeemable Preferred Stock).(2)
3.2	Third Amended and Restated Bylaws of Innovative Industrial Properties, Inc.(3)
4.1	Form of Certificate for Common Stock.(4)
4.2	Indenture, dated as of February 21, 2019, among IIP Operating Partnership, LP, as issuer, Innovative Industrial Properties, Inc. and the subsidiaries of IIP Operating Partnership, LP, as guarantors, Argent Institutional Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC), including the Form of Note representing IIP Operating Partnership, LP’s 3.75% Exchangeable Senior Notes due 2024.(5)
4.3	Indenture, dated as of May 25, 2021, among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP, the Subsidiary Guarantors set forth on the signature page thereto, Argent Institutional Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC), including the form of 5.50% Senior Note due 2026.(6)
4.4	Innovative Industrial Properties, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.(7)
10.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(8)
10.2+	2016 Omnibus Incentive Plan.(8)
10.3+	Form of Restricted Stock Award Agreement for Officers.(9)
10.4+	Form of Restricted Stock Award Agreement for Directors.(9)
10.5+	Form of Restricted Stock Unit Award Agreement.(10)
10.6+	Form of 2021 Performance Share Unit Award Agreement.(11)
10.6+	Form of 2022 Performance Share Unit Award Agreement.(12)
10.7+	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(4)

10.8+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(13)
10.9+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(13)
10.10+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(13)
10.11+	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(14)
10.12+	Severance and Change of Control Agreement dated as of March 29, 2023 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and David Smith.(15)
10.13+	Director Compensation Policy.(11)
10.14+	Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan.(16)
10.15	Registration Rights Agreement, dated as of May 25, 2021, among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP, the Subsidiary Guarantors set forth on the signature page thereto and BTIG, LLC, as representative of the initial purchasers.(6)
21.1*	List of Subsidiaries of Innovative Industrial Properties, Inc.
22.1	List of Subsidiary Guarantors.(17)
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1**	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Innovative Industrial Properties, Inc. Compensation Recovery Policy.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.
**	Filed herewith.
+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 23, 2023.
(2)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on December 8, 2022.
(4)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.
(5)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 21, 2019.
(6)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2021.
(7)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2021.
(8)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(9)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(10)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2020.
(11)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2021.
(12)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 12, 2022.
(13)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(14)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(15)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on March 30, 2023.
(16)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2019.
(17)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

By:	/s/ David Smith
David Smith
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated August 30, 2024

4