Form 10-Q/A
period 2024-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2024-08-30
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Innovative Industrial Properties, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the quarterly period ended March 31, 2024, originally filed with the Securities and Exchange Commission on May 9, 2024 (the “Original Filing”), solely for the purpose of correcting a scrivener’s error in the certifications filed as Exhibits 31.1 and 31.2 (the “Certifications”) to the Original Filing. At the time the Company filed its Original Filing, the Company’s certifying officers had completed the matters covered by paragraph 4(b) and the introductory language in paragraph 4 of the Certifications, referring to its internal control over financial reporting. The Certifications filed with the Original Filing contained a scrivener’s error in that they inadvertently omitted such language, and the corrected Certifications are being filed as Exhibits 31.1 and 31.2 with this Form 10-Q/A. Because no financial statements have been included in this Form 10-Q/A, paragraph 3 of each of the Certifications has been omitted.

Please note that the only changes to the Original Filing are those related to the matters described herein. Except as described above, no changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing, and except as specifically provided herein, this Form 10-Q/A does not reflect any information or events occurring after the date of the Original Filing.

PART II

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.
**	Filed herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

By:	/s/ David Smith
David Smith
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated August 30, 2024

3