Form 10-Q/A
period 2024-06-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2024-08-30
CIK 1677576

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Innovative Industrial Properties, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the quarterly period ended June 30, 2024, originally filed with the Securities and Exchange Commission on August 6, 2024 (the “Original Filing”), solely for the purpose of correcting a scrivener’s error in the certifications filed as Exhibits 31.1 and 31.2 (the “Certifications”) to the Original Filing. At the time the Company filed its Original Filing, the Company’s certifying officers had completed the matters covered by paragraph 4(b) and the introductory language in paragraph 4 of the Certifications, referring to its internal control over financial reporting. The Certifications filed with the Original Filing contained a scrivener’s error in that they inadvertently omitted such language, and the corrected Certifications are being filed as Exhibits 31.1 and 31.2 with this Form 10-Q/A. Because no financial statements have been included in this Form 10-Q/A, paragraph 3 of each of the Certifications has been omitted.

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