Form 10-Q
period 2024-09-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2024-11-07
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-37949

Innovative Industrial Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange

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

As of November 7, 2024 there were 28,331,833 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-Q – QUARTERLY REPORT

SEPTEMBER 30, 2024

PART I

PART II

PART I

ITEM 1. FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
Assets	2024	2023
Real estate, at cost:
Land	$146,043	$142,524
Buildings and improvements	2,209,720	2,108,218
Construction in progress	59,998	117,773
Total real estate, at cost	2,415,761	2,368,515
Less accumulated depreciation	(253,165)	(202,692)
Net real estate held for investment	2,162,596	2,165,823
Construction Loan receivable	22,000	22,000
Cash and cash equivalents	147,128	140,249
Restricted cash	—	1,450
Investments	25,315	21,948
Right of use office lease asset	1,051	1,355
In-place lease intangible assets, net	7,600	8,245
Other assets, net	29,641	30,020
Total assets	$2,395,331	$2,391,090

Liabilities and stockholders’ equity
Liabilities:
Exchangeable Senior Notes, net	$—	$4,431
Notes due 2026, net	297,503	296,449
Building improvements and construction funding payable	9,204	9,591
Accounts payable and accrued expenses	14,961	11,406
Dividends payable	54,817	51,827
Rent received in advance and tenant security deposits	61,084	59,358
Other liabilities	11,225	5,056
Total liabilities	448,794	438,118
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, liquidation preference of $25.00 per share, 1,002,673 and 600,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	23,632	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,331,833 and 28,140,891 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	28	28
Additional paid-in capital	2,119,798	2,095,789
Dividends in excess of earnings	(196,921)	(156,854)
Total stockholders’ equity	1,946,537	1,952,972
Total liabilities and stockholders’ equity	$2,395,331	$2,391,090

See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rental (including tenant reimbursements)	$76,052	$77,286	$230,219	$228,734
Other	474	540	1,554	1,616
Total revenues	76,526	77,826	231,773	230,350

Expenses:
Property expenses	7,295	6,318	20,867	17,700
General and administrative expense	9,330	10,981	28,553	31,924
Depreciation and amortization expense	17,944	16,678	52,567	50,096
Total expenses	34,569	33,977	101,987	99,720
Gain (loss) on sale of real estate	—	—	(3,449)	—
Income from operations	41,957	43,849	126,337	130,630
Interest income	2,685	2,075	8,435	6,625
Interest expense	(4,427)	(4,330)	(13,136)	(13,322)
Gain (loss) on exchange of Exchangeable Senior Notes	—	—	—	22
Net income	40,215	41,594	121,636	123,955
Preferred stock dividends	(564)	(338)	(1,240)	(1,014)
Net income attributable to common stockholders	$39,651	$41,256	$120,396	$122,941
Net income attributable to common stockholders per share (Note 8):
Basic	$1.38	$1.46	$4.21	$4.36
Diluted	$1.37	$1.45	$4.16	$4.32
Weighted-average shares outstanding:
Basic	28,254,565	27,983,004	28,216,946	27,971,544
Diluted	28,579,687	28,265,605	28,548,050	28,248,054

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended September 30, 2024
	Shares of	Series A	Shares of		Additional	Dividends in	Total
	Series A	Preferred	Common	Common	Paid-In-	Excess of	Stockholders’
	Preferred Stock	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	600,000	$14,009	28,331,833	$28	$2,115,482	$(182,319)	$1,947,200
Net income	—	—	—	—	—	40,215	40,215
Net proceeds from sale of preferred stock	402,673	9,623	—	—	—	—	9,623
Preferred stock dividends	—	—	—	—	—	(564)	(564)
Common stock dividends	—	—	—	—	—	(54,253)	(54,253)
Stock-based compensation	—	—	—	—	4,316	—	4,316
Balances at end of period	1,002,673	$23,632	28,331,833	$28	$2,119,798	$(196,921)	$1,946,537

	Nine Months Ended September 30, 2024
	Shares of	Series A	Shares of		Additional	Dividends in	Total
	Series A	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Preferred Stock	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	600,000	$14,009	28,140,891	$28	$2,095,789	$(156,854)	$1,952,972
Net income	—	—	—	—	—	121,636	121,636
Issuance of unvested restricted stock, net of forfeitures	—	—	39,310	—	(750)	—	(750)
Exchange of Exchangeable Senior Notes	—	—	28,408	—	—	—	—
Net proceeds from sale of preferred stock	402,673	9,623	—	—	—	—	9,623
Net proceeds from sale of common stock	—	—	123,224	—	11,757	—	11,757
Preferred stock dividends	—	—	—	—	—	(1,240)	(1,240)
Common stock dividends	—	—	—	—	—	(160,463)	(160,463)
Stock-based compensation	—	—	—	—	13,002	—	13,002
Balances at end of period	1,002,673	$23,632	28,331,833	$28	$2,119,798	$(196,921)	$1,946,537

	Three Months Ended September 30, 2023
	Shares of	Series A	Shares of		Additional	Dividends in	Total
	Series A	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Preferred Stock	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	600,000	$14,009	28,040,054	$28	$2,076,357	$(137,174)	$1,953,220
Net income	—	—	—	—	—	41,594	41,594
Issuance of unvested restricted stock, net of forfeitures	—	—	(224)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(338)	(338)
Common stock dividends	—	—	—	—	—	(50,741)	(50,741)
Stock-based compensation	—	—	—	—	4,934	—	4,934
Balances at end of period	600,000	$14,009	28,039,830	$28	$2,081,291	$(146,659)	$1,948,669

	Nine Months Ended September 30, 2023
	Shares of	Series A	Shares of		Additional	Dividends in	Total
	Series A	Preferred	Common	Common	Paid-In	Excess of	Stockholders’
	Preferred Stock	Stock	Stock	Stock	Capital	Earnings	Equity
Balances at beginning of period	600,000	$14,009	27,972,830	$28	$2,065,248	$(117,392)	$1,961,893
Net income	—	—	—	—	—	123,955	123,955
Issuance of unvested restricted stock, net of forfeitures	—	—	34,800	—	(568)	—	(568)
Exchange of Exchangeable Senior Notes	—	—	32,200	—	1,964	—	1,964
Preferred stock dividends	—	—	—	—	—	(1,014)	(1,014)
Common stock dividends	—	—	—	—	—	(152,208)	(152,208)
Stock-based compensation	—	—	—	—	14,647	—	14,647
Balances at end of period	600,000	$14,009	28,039,830	$28	$2,081,291	$(146,659)	$1,948,669

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$121,636	$123,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	52,567	50,096
Loss (gain) on exchange of Exchangeable Senior Notes	—	(22)
Loss (gain) on sale of real estate	3,449	—
Other non-cash adjustments	79	83
Stock-based compensation	13,002	14,647
Amortization of discounts on investments	(504)	(2,894)
Amortization of debt discount and issuance costs	1,214	1,021
Changes in assets and liabilities
Other assets, net	(2,800)	(2,905)
Accounts payable, accrued expenses and other liabilities	10,271	5,077
Rent received in advance and tenant security deposits	1,726	404
Net cash provided by (used in) operating activities	200,640	189,462

Cash flows from investing activities
Purchases of investments in real estate	(13,026)	(34,906)
Proceeds from sale of real estate asset	9,100	—
Funding of draws for improvements and construction	(45,642)	(129,502)
Funding of Construction Loan and other investments	—	(3,535)
Purchases of short-term investments	(45,110)	(91,772)
Maturities of short-term investments	42,247	253,716
Net cash provided by (used in) investing activities	(52,431)	(5,999)

Cash flows from financing activities
Issuance of common stock, net of offering costs	11,757	—
Issuance of preferred stock, net of offering costs	9,623	—
Principal payment on Exchangeable Senior Notes	(4,436)	—
Payment of deferred financing costs	(261)	—
Dividends paid to common stockholders	(157,699)	(151,969)
Dividends paid to preferred stockholders	(1,014)	(1,014)
Taxes paid related to net share settlement of equity awards	(750)	(568)
Net cash provided by (used in) financing activities	(142,780)	(153,551)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,429	29,912
Cash, cash equivalents and restricted cash, beginning of period	141,699	88,572
Cash, cash equivalents and restricted cash, end of period	$147,128	$118,484

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of interest capitalized	$7,806	$8,253
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$8,574	$10,520
Deposits applied for acquisitions	—	250
Accrual for common and preferred stock dividends declared	54,817	51,079
Reclassification from other assets to real estate held for investment	3,152	—
Exchange of Exchangeable Senior Notes for common stock	—	1,964

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

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

Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of September 30, 2024 and December 31, 2023, acquisitions of $16.8 million and $20.0 million, respectively have been recognized as notes receivable and are included in other assets, net on our condensed consolidated balance sheets. During the three months ended September 30, 2024, a $3.2 million acquisition of real estate which previously did not satisfy the requirements for sale-leaseback accounting was reclassified to real estate held for investment as the requirements for sale-leaseback accounting were satisfied.

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

Amounts capitalized are depreciated on a straight-line basis over the estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended September 30, 2024 and 2023, we recognized depreciation expense of $17.7 million and $16.5 million, respectively, and for the nine months ended September 30, 2024 and 2023, we recognized depreciation expense of $51.9 million and $49.5 million, respectively. Depreciation expense relating to our real estate held for investment is included in depreciation and amortization expense in our condensed consolidated statements of income. We depreciate office equipment and furniture and fixtures on a straight-line basis over the estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office on a straight-line basis over the shorter of the estimated useful lives or the remaining lease term. Depreciation expense relating to our corporate assets is included in general and administrative expense in our condensed consolidated statements of income.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the three and nine months ended September 30, 2024 and 2023.

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

For the three and nine months ended September 30, 2024, rental revenue recognized included the application of $1.4 million and $2.0 million of security deposits for rent, respectively. For the three and nine months ended September 30, 2023, rental revenue recognized included the application of $2.2 million and $8.0 million of security deposits for rent, respectively.

Construction Loan. We executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $23.0 million for the development of a regulated cannabis cultivation and processing facility in California (the “Construction Loan”). We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. The Construction Loan matures on December 31, 2024. As of both September

30, 2024 and December 31, 2023, we had funded $22.0 million of the $23.0 million total commitment. Interest income on the Construction Loan is recognized on a cash basis.

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

Deferred Financing Costs. The deferred financing costs relating to our Notes due 2026 are included as a reduction in the net book value of the related liability on our condensed consolidated balance sheet. These costs are amortized as non-cash interest expense using the effective interest method over the life of the related obligations. Deferred financing costs relating to our Revolving Credit Facility are included in other assets, net in our condensed consolidated balance sheets. These costs are being amortized on a straight-line basis and recognized as non-cash interest expense over the remaining term of the Revolving Credit Facility.

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

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs or exchange any other consideration with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. In each of the three and nine months ended September 30, 2024 and 2023, we recognized office lease expense of $0.1 million and $0.4 million, respectively, which is included in general and administrative expenses in our condensed consolidated statements of income. In each of the nine months ended September 30, 2024 and 2023, amounts paid and classified as operating activities in our condensed consolidated statements of cash flows for the office lease were $0.4 million.

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

Lease amendments are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease. In January 2024, the lease modifications for two of our leases to extend the initial term of each lease changed the lease classification from operating lease to sales-type lease that did not satisfy all the criteria for recognition as a completed sale. Accordingly, we have not derecognized the underlying assets and all lease payments received, as well as any future lease payments, will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until certain criteria are met. As of September 30, 2024, we have received lease payments of $4.4 million that have been included in other liabilities on our condensed consolidated balance sheet. The underlying assets’ land and building and improvements had a gross carrying value of $4.1 million and $28.9 million, respectively, and accumulated depreciation of $3.3 million as of September 30, 2024.

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

Concentration of Credit Risk. As of September 30, 2024, we owned 108 properties located in 19 states and leased to 30 tenants (excluding three non-cannabis tenants at two of our properties). The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2024 and 2023, including tenant reimbursements:

	For the Three Months Ended
	September 30, 2024
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	17%
Ascend Wellness Holdings, Inc. ("Ascend")	4	11%
Green Thumb Industries, Inc. ("Green Thumb")	3	8%
Curaleaf Holdings, Inc. ("Curaleaf")	8	7%
Trulieve Cannabis Corp. ("Trulieve")	6	7%

	For the Nine Months Ended
	September 30, 2024
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	17%
Ascend	4	11%
Green Thumb	3	8%
Holistic Industries Inc.	5	8%
Curaleaf	8	7%

	For the Three Months Ended
	September 30, 2023
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	15%
Ascend	4	10%
Green Thumb	3	8%
Curaleaf	8	7%
Trulieve	6	7%

	For the Nine Months Ended
	September 30, 2023
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	15%
Ascend	4	10%
Green Thumb	3	8%
Curaleaf	8	7%
SH Parent, Inc. ("Parallel")(1)	4	7%

(1)We regained possession of two properties previously leased to Parallel in Texas and Pennsylvania in 2023.

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of September 30, 2024 and December 31, 2023, our largest property was located in New York and accounted for 5.5% and 5.4%, respectively, of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of September 30, 2024 and December 31, 2023.

We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2024, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of September 30, 2024, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,331,833 shares of common stock issued and outstanding.

In May 2024, we terminated the previously existing “at-the-market” offering program (the “Prior ATM Program”) and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”), including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. See Note 4 “Preferred Stock” for information regarding the sale of Series A Preferred Stock under the ATM Program.

During the nine months ended September 30, 2024, we sold 123,224 shares of our common stock pursuant to the Prior ATM Program for net proceeds of $11.8 million. No shares of common stock were issued pursuant to the Prior ATM Program during the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, we issued 28,408 shares of our common stock related to the exchange premium upon exchange by holders of $4.3 million of outstanding principal amount of our 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”).

During the nine months ended September 30, 2023, we issued 32,200 shares of our common stock upon exchange by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.

4. Preferred Stock

As of September 30, 2024, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were 1,002,673 shares issued and outstanding of Series A Preferred Stock. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding, the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

During the nine months ended September 30, 2024, we sold 402,673 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $9.6 million.

5. Dividends

The following table describes the dividends declared by the Company during the nine months ended September 30, 2024:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 15, 2024	Common stock	$1.82	January 1, 2024 to March 31, 2024	April 15, 2024	$51,957
March 15, 2024	Series A preferred stock	$0.5625	January 15, 2024 to April 14, 2024	April 15, 2024	$338
June 14, 2024	Common stock	$1.90	April 1, 2024 to June 30, 2024	July 15, 2024	$54,253
June 14, 2024	Series A preferred stock	$0.5625	April 15, 2024 to July 14, 2024	July 15, 2024	$338
September 13, 2024	Common stock	$1.90	July 1, 2024 to September 30, 2024	October 15, 2024	$54,253
September 13, 2024	Series A preferred stock	$0.5625	July 15, 2024 to October 14, 2024	October 15, 2024	$564

6. Investments in Real Estate

Acquisitions

The Company made the following acquisition during the nine months ended September 30, 2024 (dollars in thousands):

			Rentable
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Ocala	Florida	June 7, 2024	145,000	$13,000	$26	$13,026	(2)
Total			145,000	$13,000	$26	$13,026	(3)
(1)	Includes expected rentable square feet at completion of construction at the property.
(2)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to $30.0 million.
(3)	$2.1 million was allocated to land and $10.9 million was allocated to building and improvements.

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
In-place lease intangible assets	$9,979	$9,979
Accumulated amortization	(2,379)	(1,734)
In-place lease intangible assets, net	$7,600	$8,245

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our condensed consolidated statements of income was $0.2 million in each of the three months ended September 30, 2024 and 2023, and $0.6 million in each of the nine months ended September 30, 2024 and 2023. The weighted-average remaining amortization period of the acquired in-place leases was 9.0 years, and the estimated annual amortization of the value of the acquired in-place leases as of September 30, 2024 is as follows (in thousands):

Year	Amount
2024 (three months ending December 31)	$215
2025	860
2026	860
2027	860
2028	860
Thereafter	3,945
Total	$7,600

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
Above-market lease	$1,054	$1,054
Accumulated amortization	(256)	(187)
Above-market lease, net	$798	$867

The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of 8.7 years. In each of the three and nine months ended September 30, 2024 and 2023, the amortization of the above-market lease was $23,000 and $69,000, respectively.

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

Capitalized Costs

During the nine months ended September 30, 2024, we capitalized costs of $45.0 million and funded $45.6 million relating to improvements and construction activities at our properties.

Property Dispositions

In May 2024, we sold our leased property in Los Angeles, California for $9.1 million (excluding closing costs) to a third-party buyer. Concurrently with the sale, pursuant to a separate agreement previously executed between us and the tenant, the tenant paid us a lease termination fee of $3.9 million and paid for the closing and other costs incurred by us in connection with the sale of the property. In connection with this sale, during the nine months ended September 30, 2024, we recognized a disposition-contingent lease termination fee of $3.9 million, which is included in rental revenue (including tenant reimbursements) on our condensed consolidated statements of income, and a loss on sale of real estate of $3.4 million.

In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Medical Investor Holdings, LLC (“Vertical”) for $16.2 million (excluding transaction costs) and provided a secured loan for $16.1 million to the buyer of the properties. The loan matures on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $0.5 million of the principal balance. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our condensed consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of September 30, 2024, we have received interest payments of $2.4 million. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of $3.4 million and $13.9 million, respectively, and accumulated depreciation of $1.9 million as of September 30, 2024, remain on the condensed consolidated balance sheet, and the buildings and improvements continue to be depreciated.

Future Contractual Minimum Rent

Future contractual minimum rent (including base rent and property management fees) to be received on our leases as of September 30, 2024 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2024 (three months ending December 31)	$74,500
2025	310,800
2026	322,415
2027	330,720
2028	338,062
Thereafter	3,978,962
Total	$5,355,459

Future contractual minimum rent includes payments to be received on two sales-type leases, which will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until certain criteria are met (see Note 2 “Lease Accounting” for further details).

7. Debt

Exchangeable Senior Notes

During the nine months ended September 30, 2024, we issued 28,408 shares of our common stock and paid $4.3 million in cash upon exchange by holders of $4.3 million principal amount of Exchangeable Senior Notes and paid off the remaining $0.1 million principal amount at maturity in February 2024, in accordance with terms of the indenture for the Exchangeable Senior Notes.

During the nine months ended September 30, 2023, we issued 32,200 shares of our common stock upon exchanges by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes. For the nine months ended September 30, 2023, we recognized a gain on the exchange totaling $22,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a net non-cash increase to our additional paid-in capital account of $2.0 million for the nine months ended September 30, 2023.

The following table details our interest expense related to the Exchangeable Senior Notes which matured in February 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cash coupon	$—	$41	$24	$140
Amortization of issuance cost	—	9	5	29
Capitalized interest	—	(2)	(1)	(2)
Total interest expense	$—	$48	$28	$167

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	September 30, 2024	December 31, 2023
Principal amount	$—	$4,436
Unamortized issuance cost	—	(5)
Carrying value	$—	$4,431

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

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cash coupon	$4,125	$4,125	$12,375	$12,375
Amortization of issuance cost	357	335	1,054	992
Capitalized interest	(127)	(178)	(516)	(212)
Total interest expense	$4,355	$4,282	$12,913	$13,155

The following table details the carrying value of our Notes due 2026 (in thousands):

	September 30, 2024	December 31, 2023
Principal amount	$300,000	$300,000
Unamortized issuance cost	(2,497)	(3,551)
Carrying value	$297,503	$296,449

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of September 30, 2024.

Accrued interest payable for the Notes due 2026 as of September 30, 2024 and December 31, 2023 was $6.2 million and $2.1 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

Revolving Credit Facility

In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement provides $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2024.

In connection with the Revolving Credit Facility, we recorded $0.8 million of issuance costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. For the three and nine months ended September 30, 2024, we recognized $72,000 and $0.2 million, respectively, of non-cash interest expense related to the Revolving Credit Facility.

The following table summarizes the principal payments on our outstanding indebtedness as of September 30, 2024 (in thousands):

Payments Due
by Year	Amount
2024 (three months ending December 31)	$—
2025	—
2026	300,000
2027	—
2028	—
Thereafter	—
Total	$300,000

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

Through September 30, 2024, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and nine months ended September 30, 2024 and 2023 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 12,647 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the nine months ended September 30, 2024 and were included in the computation of diluted earnings per share. The 75,682 and 83,007 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three and nine months ended September 30, 2023, respectively, and were included in the computation of diluted earnings per share.

For the three and nine months ended September 30, 2024, 25,352 shares issuable upon vesting of the performance share units (“PSUs”) granted to certain employees were included in dilutive securities as the performance thresholds for vesting of the PSUs were met as measured as of September 30, 2024. For the three and nine months ended September 30, 2023, the PSUs granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of September 30, 2023 (see Note 10 “Common Stock Incentive Plan” for further discussion of PSUs).

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$40,215	$41,594	$121,636	$123,955
Preferred stock dividends	(564)	(338)	(1,240)	(1,014)
Distribution to participating securities	(570)	(372)	(1,684)	(1,106)
Net income attributable to common stockholders used to compute net income per share – basic	39,081	40,884	118,712	121,835
Dilutive effect of Exchangeable Senior Notes	—	50	28	169
Net income attributable to common stockholders used to compute net income per share – diluted	$39,081	$40,934	$118,740	$122,004

Weighted-average common shares outstanding:
Basic	28,254,565	27,983,004	28,216,946	27,971,544
Restricted stock and RSUs	299,770	206,919	293,105	193,503
PSUs	25,352	—	25,352	—
Dilutive effect of Exchangeable Senior Notes	—	75,682	12,647	83,007
Diluted	28,579,687	28,265,605	28,548,050	28,248,054
Net income attributable to common stockholders per share:
Basic	$1.38	$1.46	$4.21	$4.36
Diluted	$1.37	$1.45	$4.16	$4.32

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

The following table presents the carrying value and approximate fair value of financial instruments at September 30, 2024 and December 31, 2023 (in thousands):

	At September 30, 2024		At December 31, 2023

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$25,315	$25,318	$21,948	$21,951
Investments as cash equivalents(2)	$55,104	$54,996	$15,187	$15,029
Exchangeable Senior Notes(3)	$—	$—	$4,431	$7,576
Notes due 2026(3)	$297,503	$292,389	$296,449	$278,325
Construction Loan(4)	$22,000	$27,844	$22,000	$27,543
Notes receivable(5)	$16,796	$16,796	$20,028	$20,028
(1)	At September 30, 2024, investments consisting of short-term certificates of deposit with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity and stated at cost, which approximates fair value, and investments consisting of short-term obligations of the U.S. government with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity, stated at amortized cost and valued using Level 1 inputs. At December 31, 2023, investments consisting of short-term obligations of the U.S. government with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity, stated at amortized cost and valued using Level 1 inputs.
(2)	Investments as cash equivalents consisting of obligations of the U.S. government with an original maturity at the time of purchase of 90 days or less are classified as held-to-maturity, stated at amortized cost and valued using Level 1 inputs.

(3)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were not traded in an active market. The Exchangeable Senior Notes matured in February 2024.
(4)	The Construction Loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At each of September 30, 2024 and December 31, 2023, the expected market yield used to determine fair value was 16.25%. Changes in market yields may change the fair value of the Construction Loan. Generally, an increase in market yields may result in a decrease in the fair value of the Construction Loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the Construction Loan may fluctuate from period to period. Additionally, the fair value of the Construction Loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.
(5)	Notes receivable relate to certain acquisitions of real estate which did not satisfy the requirements for sale-leaseback accounting (see Note 2 “Acquisition of Real Estate Properties” to our condensed consolidated financial statements for more information). The notes receivable are categorized as Level 3 and were also valued using a yield analysis. At September 30, 2024 and December 31, 2023, the weighted average expected market yields used to determine fair values were 19.7% and 17.2%, respectively.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the nine months ended September 30, 2024 is included in the table below:

		Weighted-
	Unvested	Average
	Restricted	Grant Date Fair
	Stock	Value
Balance at December 31, 2023	56,711	$135.46
Granted	43,566	$91.81
Vested	(13,698)	$126.83
Forfeited(1)	(7,442)	$205.15
Balance at March 31, 2024	79,137	$106.37
Granted	3,186	$113.05
Vested	(5,055)	$71.23
Balance at June 30, 2024 and September 30, 2024	77,268	$108.95
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $5.2 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of 1.8 years as of September 30, 2024. The fair value of restricted stock that vested during the nine months ended September 30, 2024 was $2.6 million.

The following table summarizes our RSU activity for the nine months ended September 30, 2024. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock Units	Value
Balance at December 31, 2023	149,956	$125.34
Granted	69,714	$91.81
Balance at March 31, 2024	219,670	$114.70
Granted	2,832	$113.05
Balance at June 30, 2024 and September 30, 2024	222,502	$114.68

The remaining unrecognized compensation cost of $8.0 million for RSU awards is expected to be recognized over an amortization period of 1.8 years as of September 30, 2024.

In January 2021 and 2022, we issued 70,795 and 102,641 “target” PSUs, respectively, to a select group of officers, which vest and are settled in shares of common stock based on the Company’s total stockholder return over a performance period beginning on the applicable grant date and ending on December 31, 2023 and 2024, respectively.

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable performance period. For the three months ended September 30, 2024 and 2023, we recognized stock-based compensation expense of $1.7 million and $2.7 million, respectively, relating to PSU awards. For the nine months ended September 30, 2024 and 2023, we recognized stock-based compensation expense of $5.0 million and $8.0 million, respectively, relating to PSU awards. As of September 30, 2024, the remaining unrecognized compensation cost of $1.7 million relating to PSU awards is expected to be recognized over the remaining performance period of 0.3 years.

The PSUs granted in January 2021 were forfeited in their entirety on December 31, 2023 pursuant to the terms of the agreements, as the PSUs failed to meet the performance threshold for vesting.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our condensed consolidated balance sheet as of September 30, 2024 is presented in the table below (in thousands):

Year	Amount
2024 (three months ending December 31)	$128
2025	526
2026	543
2027	45
2028	—
Total future contractual lease payments	1,242
Effect of discounting	(83)
Office lease liability	$1,159

Improvement Allowances. As of September 30, 2024, we had $44.2 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Commitments. As of September 30, 2024, we had $1.1 million of commitments related to contracts with vendors for improvements at our properties.

Construction Loan. As of September 30, 2024, we had $1.0 million of commitments related to our Construction Loan for the development of a regulated cannabis cultivation and processing facility in California.

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

On October 19, 2023, a Second Amended Class Action Complaint was filed under the same Case Number, and asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Second Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. On December 18, 2023, defendants moved to dismiss the Second Amended Class Action Complaint; on February 1, 2024, plaintiff responded with their opposition to defendants’ motion to dismiss the Second Amended Class Action Complaint; and on March 1, 2024, defendants replied to plaintiff’s response. On September 25, 2024, the court granted defendants’ motion to dismiss the Second Amended Class Action Complaint with prejudice. On September 30, 2024, plaintiff filed a notice of appeal of the court’s dismissal of the Second Amended Class Action Complaint with prejudice.

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

On May 9, 2024, a fifth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Gary A Gedig, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracy Hager, Alan Gold, Gary A. Kreitzer, Mary Curran, Scott Shoemaker, M.D., and David Stecher, and Innovative Industrial Properties, Inc., Civil No. C-24-CV-24-000130, and filed in the Circuit Court for Baltimore City, Maryland. Plaintiff and defendants in this action filed a Joint Stipulation to Stay the Proceedings, which was granted on September 17, 2024.

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

12. Subsequent Events

Acquisition

In October 2024, we acquired a 23,000 square foot industrial property in Maryland for $5.6 million and executed a lease with a subsidiary of Maryland Cultivation and Processing, L.L.C. for the entire property.

Amendment to Loan Agreement to Increase Commitments Under Revolving Credit Facility

In November 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility were increased from $50.0 million to $87.5 million.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of September 30, 2024, we had 22 full-time employees.

As of September 30, 2024, we owned 108 properties comprising 9.0 million square feet (including 618,000 rentable square feet under development/redevelopment) in 19 states. As of September 30, 2024, we had invested $2.4 billion in the aggregate (consisting of purchase price and funding of draws for construction funding and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $54.5 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $54.5 million committed to fund draws to certain tenants and vendors for improvements at our properties, $9.2 million was incurred but not funded as of September 30, 2024.

Of these 108 properties, we include 105 properties in our operating portfolio, which were 95.7% leased as of September 30, 2024, with a weighted-average remaining lease term of 14.0 years. We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of September 30, 2024, and together are expected to comprise 491,000 rentable square feet upon completion of development/redevelopment):

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

The success of our tenants in operating their businesses and their ability to pay rent continues to be significantly influenced by many challenges including the impact of inflation, labor shortages, supply chain constraints on their cost of doing business, and the U.S. consumer financial health. Additionally, market dynamics and the regulatory regime in the states where they operate create challenges that may impact our tenants’ businesses and/or decrease future demand for regulated cannabis cultivation and production facilities. The potential impact of current economic challenges on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties. See “—Results of Operations—Comparison of the Three and Nine Months Ended September 30, 2024 and 2023—Rental Revenues” for more information. If these conditions persist or worsen, additional tenants may default on their obligations under our leases with them, and we may be unable to re-lease those properties on favorable terms or at all.

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

Reduced Capital Availability for Tenants and the Company

In recent years, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions, which have contributed to significant declines in capital availability for regulated cannabis operators. As regulated cannabis operators also face significant debt maturities in the next few years, certain operators are expected to face challenges in refinancing or extending those debt maturities.

Capital raising activities by U.S. REITs have also experienced steep declines, including significantly reduced capital availability for our company.

Significant Tenants and Concentrations of Risk

As of September 30, 2024, we owned 108 properties located in 19 states leased to 30 tenants (not including three non-cannabis tenants in two properties). Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At September 30, 2024, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at September 30, 2024. See Note 2 “Concentration of Credit Risk” in the notes to our condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2024.

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

Results of Operations

Investments in Real Estate

See Note 6 “Investment in Real Estate” in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the nine months ended September 30, 2024.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rental (including tenant reimbursements)	$76,052	$77,286	$230,219	$228,734
Other	474	540	1,554	1,616
Total revenues	76,526	77,826	231,773	230,350

Expenses:
Property expenses	7,295	6,318	20,867	17,700
General and administrative expense	9,330	10,981	28,553	31,924
Depreciation and amortization expense	17,944	16,678	52,567	50,096
Total expenses	34,569	33,977	101,987	99,720
Gain (loss) on sale of real estate	—	—	(3,449)	—
Income from operations	41,957	43,849	126,337	130,630
Interest income	2,685	2,075	8,435	6,625
Interest expense	(4,427)	(4,330)	(13,136)	(13,322)
Gain (loss) on exchange of Exchangeable Senior Notes	—	—	—	22
Net income	40,215	41,594	121,636	123,955
Preferred stock dividends	(564)	(338)	(1,240)	(1,014)
Net income attributable to common stockholders	$39,651	$41,256	$120,396	$122,941

Rental Revenues. Rental revenues for the three months ended September 30, 2024 declined by $1.2 million, or 2% to $76.1 million, compared to $77.3 million for the three months ended September 30, 2023. The decline was primarily driven by a $3.0 million decline in contractual rent and property management fees received during the three months ended September 30, 2024 related to properties that we regained possession of or sold since June 2023; a decline of $1.3 million due to rent received but not recognized in rental revenues resulting from the re-classifications of two sales-type leases starting January 1, 2024 (see Note 2 “Lease Accounting” to our condensed consolidated financial statements included in this report for more information); and $1.3 million of contractually due rent and property management fees that were not collected during the three months ended September 30, 2024. This decline was partially offset by a $4.6 million increase to contractual rent and property management fees, which was primarily driven by contractual rent escalations, amendments to leases for additional improvement allowances at existing properties that resulted in adjustments to rent, and new leases entered into since June 2023.

For the three months ended September 30, 2024, we applied $1.4 million of security deposits for payment of rent on properties leased to 4Front Ventures Corp. (“4Front”) (four properties), TILT Holdings Inc. (“TILT”) (one property), and Emerald Growth Holdings LLC (“Emerald Growth”) (one property). We terminated our lease with Temescal Wellness of Massachusetts, LLC at our Massachusetts property and regained possession of the property on September 30, 2024. For the three months ended September 30, 2023, we applied $2.2 million of security deposits for payment of rent.

Subsequent to September 30, 2024, we applied $0.9 million in security deposits for the properties leased to 4Front, TILT and Emerald Growth for the payment of rent owing in October 2024, and, including those security deposits applied, we collected $1.4 million of the contractually due rent and interest of $2.2 million for the month of October 2024 for 4Front, Emerald Growth, TILT and a secured loan for which we are the lender for a California property portfolio.

Rental revenues for the nine months ended September 30, 2024 increased by $1.5 million, or 1%, to $230.2 million, compared to $228.7 million for the nine months ended September 30, 2023. The increase was primarily driven by a $15.8 million increase to contractual rent and property management fees due to contractual rent escalations, amendments to leases for additional improvement allowances at existing properties that resulted in adjustments to rent, and new leases entered into since December 2022; and a $3.9 million disposition-contingent lease termination fee that was received in connection with the sale of our property in Los Angeles, California. The increase was partially offset by a $12.8 million decline in contractual rent and property management fees received during the nine months ended September 30, 2024 primarily related to properties that we regained possession of since December 2022; a decline of $3.9 million due to rent received but not recognized in rental revenues resulting from the re-classifications of two sales-type leases starting January 1, 2024 (see Note 2 “Lease Accounting” to our condensed consolidated financial statements included in this report for more information); and $1.6 million of contractually due rent and property management fees that were not collected.

For the nine months ended September 30, 2024 and 2023, we applied $2.0 million and $8.0 million of security deposits for payment of rent, respectively.

While we have re-leased several properties that we regained possession of since March 2023, rent commencement on certain of these properties is contingent on the tenants obtaining the requisite approvals to operate. We have also granted temporary rent abatements in certain instances as tenants transition into the properties and commence operations. As a result, we do not expect to recognize rental revenue from those properties until such events have occurred.

Other Revenues. Other revenues for the three and nine months ended September 30, 2024 and 2023 consisted of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting.

Property Expenses. Property expenses for the three months ended September 30, 2024 increased by $1.0 million to $7.3 million, compared to $6.3 million for the three months ended September 30, 2023. Property expenses for the nine months ended September 30, 2024 increased by $3.2 million to $20.9 million, compared to $17.7 million for the nine months ended September 30, 2023. The increase in both periods was primarily due to additional investment in existing properties, which resulted in higher property tax that we paid for our properties, as well as higher property expenses related to properties that we have regained possession of but not yet leased. Property expenses related to leased properties are generally reimbursable to us by the tenants under the terms of the leases.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2024 decreased by $1.7 million to $9.3 million, compared to $11.0 million for the three months ended September 30, 2023. General and administrative expense for the nine months ended September 30, 2024 decreased by $3.3 million to $28.6 million, compared to $31.9 million for the nine months ended September 30, 2023. The decrease in general and administrative expense for each period was primarily due to lower litigation-related expense incurred and lower compensation to employees compared to the prior year periods. The lower compensation was primarily due to the expiration of the PSUs granted in 2021 on December 31, 2023 (which were forfeited in their entirety as they failed to meet the threshold for any payout as of that date), which was partially offset by increases to payroll salary, bonus expense and non-PSU related stock-based compensation for employees and directors. Compensation expense for the three and nine months ended September 30, 2024 included $4.3 million and $13.0 million, respectively, of non-cash stock-based compensation. Compensation expense for the three and nine months ended September 30, 2023 included $4.9 million and $14.6 million, respectively, of non-cash stock-based compensation.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2024 increased $1.2 million to $17.9 million, compared to $16.7 million for the three months ended September 30, 2023. Depreciation and amortization expense for the nine months ended September 30, 2024 increased by $2.5 million to $52.6 million, compared to $50.1 million for the nine months ended September 30, 2023. The increase in depreciation and amortization expense was primarily related to depreciation for properties that we acquired in 2023, one property we acquired in June 2024 and the placement into service of construction and improvements at certain of our properties.

Loss on Sale of Real Estate. Amount relates to the sale of property in Los Angeles, California in May 2024 (see Note 6 “Investments in Real Estate” to our condensed consolidated financial statements included in this report for more information).

Interest Income. Interest income for the three months ended September 30, 2024 increased by $0.6 million to $2.7 million, compared to $2.1 million for the three months ended September 30, 2023. Interest income for the nine months ended September 30, 2024 increased by $1.8 million to $8.4 million, compared to $6.6 million for the nine months ended September 30, 2023. The increase in both periods was primarily due to cash interest received on our construction loan pursuant to which we agreed to lend up to $23.0 million, for the development of a regulated cannabis cultivation and processing facility in California (the “Construction Loan”). Cash interest received on our Construction Loan was $1.1 million and $3.2 million during the three and nine months ended September 30, 2024, respectively, versus $0.4 million and $1.0 million during the three and nine months ended September 30, 2023. Cash interest received on our Construction Loan included a loan maturity extension fee paid to us of $0.3 million during the nine months ended September 30, 2024.

Interest Expense. Interest expense primarily consists of interest on our Notes due 2026. Interest expense for the three months ended September 30, 2024 increased by $0.1 million to $4.4 million, compared to $4.3 million for the three months ended September 30, 2023, which was primarily due to non-cash interest expense related to the Revolving Credit Facility. Interest expense for the nine months ended September 30, 2024 decreased by $0.2 million to $13.1 million, compared to $13.3 million for the nine months ended September 30, 2023, which was primarily due to higher capitalization of interest and the maturity of the Exchangeable Senior Notes in February 2024.

Cash Flows

Comparison of the Nine Months Ended September 30, 2024 and 2023 (in thousands)

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by (used in) operating activities	$200,640	$189,462	$11,178
Net cash provided by (used in) investing activities	(52,431)	(5,999)	(46,432)
Net cash provided by (used in) financing activities	(142,780)	(153,551)	10,771
Ending cash, cash equivalents and restricted cash	147,128	118,484	28,644

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2024 and 2023 were $200.6 million and $189.5 million, respectively. Cash flows provided by operating activities were generally from contractual rent and tenant reimbursements from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased. The increase in cash flows provided by operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the $3.9 million disposition-contingent lease termination fee that was received concurrently with the sale of our property in Los Angeles, California, higher contractual rent collection (including deferred lease payments received on sales-type leases), proceeds from property insurance claims, higher interest income and changes in working capital due to timing of vendor payments.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2024 were $52.4 million, of which $58.7 million was related to investments in real estate and funding of draws for improvement and construction funding at our properties, $2.8 million was related to net purchases and maturities of short-term investments, partially offset by $9.1 million in proceeds related to the sale of our Los Angeles, California property. Cash flows used in investing activities for the nine months ended September 30, 2023 were $6.0 million, of which $167.9 million was related to investments in real estate and funding of draws for improvement and construction funding at our properties and other investments, partially offset by $161.9 million related to net purchases and maturities of short-term investments.

Financing Activities

Net cash used in financing activities of $142.8 million during the nine months ended September 30, 2024 was the result of dividend payments of $158.7 million to common and preferred stockholders, principal payment on the Exchangeable Senior Notes of $4.4 million, and $1.1 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees and payment of deferred financing costs, partially offset by $11.8 million in net proceeds from the issuance of our common stock and $9.6 million in net proceeds from the issuance of our Series A Preferred Stock pursuant to our ATM Program.

Net cash used in financing activities of $153.6 million during the nine months ended September 30, 2023 was the result of dividend payments of $153.0 million to common and preferred stockholders and $0.6 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees.

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

As of September 30, 2024, we owned 108 properties. Of these properties, the 105 properties in our operating portfolio were 95.7% leased, with a weighted-average remaining lease term of 14.0 years.

We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed or re-positioned. In addition, we may recognize an expense for certain property costs, such as insurance premiums and real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the number of property vacancies and whether we have any underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations. In addition, for properties that are not leased and are under development or redevelopment, we may make significant additional investments in these properties in order to get them ready for their intended use and to re-lease them. For the three and nine months ended September 30, 2024, property expenses included $0.9 million and $2.6 million, respectively, of non-reimbursed expenses related to operating properties that were not leased.

To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets along with draws on our Revolving Credit Facility. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, are fully and unconditionally guaranteed by us, and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of September 30, 2024. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In February 2024, we issued 28,408 shares of our common stock and paid $4.3 million in cash upon exchange by holders of $4.3 million principal amount of Exchangeable Senior Notes and paid off the remaining $0.1 million principal amount, in accordance with terms of the indenture for the Exchangeable Senior Notes.

In May 2024, we terminated the previously existing “at-the-market” offering program (the “Prior ATM Program”) and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”), including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. During the nine months ended September 30, 2024, we sold 123,224 shares of our common stock pursuant to the Prior ATM Program for net proceeds of $11.8 million. During the nine months ended September 30, 2024, we sold 402,673 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $9.6 million.

We have filed an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, debt, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and was most recently amended in November 2024 to increase aggregate commitments for secured revolving loans to $87.5 million (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. There were no amounts outstanding under the Loan Agreement as of September 30, 2024.

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

In recent years, financial markets have been volatile in general. If sustained, this could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties, and refinance our existing indebtedness.

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

The following table describes the dividends declared by the Company during the nine months ended September 30, 2024:

		Amount
Declaration		Per		Dividend
Date	Security Class	Share	Period Covered	Paid Date	Dividend Amount
					(In thousands)
March 15, 2024	Common stock	$1.82	January 1, 2024 to March 31, 2024	April 15, 2024	$51,957
March 15, 2024	Series A preferred stock	$0.5625	January 15, 2024 to April 14, 2024	April 15, 2024	$338
June 14, 2024	Common stock	$1.90	April 1, 2024 to June 30, 2024	July 15, 2024	$54,253
June 14, 2024	Series A preferred stock	$0.5625	April 15, 2024 to July 14, 2024	July 15, 2024	$338
September 13, 2024	Common stock	$1.90	July 1, 2024 to September 30, 2024	October 15, 2024	$54,253
September 13, 2024	Series A preferred stock	$0.5625	July 15, 2024 to October 14, 2024	October 15, 2024	$564

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2024 (in thousands):

Payments Due
by Year	Notes due 2026	Interest	Office Rent	Total
2024 (three months ended December 31)	$—	$4,125	$128	$4,253
2025	—	16,500	526	17,026
2026	300,000	6,646	543	307,189
2027	—	—	45	45
2028	—	—	—	—
Total	$300,000	$27,271	$1,242	$328,513

Additionally, as of September 30, 2024, we had (1) $44.2 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease; (2) $1.1 million outstanding in commitments related to contracts with vendors for improvements at our properties, which are expected to be incurred by December 31, 2024; and (3) $1.0 million outstanding in commitments to fund the Construction Loan. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, there is no explicit time frame for incurring the obligations related to our contracts with vendors, and Construction Loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

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

Funds from Operations, Normalized Funds from Operations and Adjusted Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, depreciation, amortization and impairment related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures. The Company also excludes the disposition-contingent lease termination fee relating to the sale of our property in Los Angeles, California in May 2024.

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

For all periods presented other than the three months ended September 30, 2024, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock as if the Exchangeable Senior Notes were exchanged at the beginning of the respective reporting period. The Exchangeable Senior Notes matured in February 2024.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$39,651	$41,256	$120,396	$122,941
Real estate depreciation and amortization	17,944	16,678	52,567	50,096
Disposition-contingent lease termination fee, net of loss on sale of real estate(1)	—	—	(451)	—
FFO attributable to common stockholders (basic)	57,595	57,934	172,512	173,037
Cash and non-cash interest expense on Exchangeable Senior Notes	—	50	28	169
FFO attributable to common stockholders (diluted)	57,595	57,984	172,540	173,206
Litigation-related expense	210	1,112	520	2,328
Loss (gain) on exchange of Exchangeable Senior Notes	—	—	—	(22)
Normalized FFO attributable to common stockholders (diluted)	57,805	59,096	173,060	175,512
Interest income on seller-financed note(2)	268	402	1,074	939
Deferred lease payments received on sales-type leases(3)	1,452	—	4,370	—
Stock-based compensation	4,316	4,934	13,002	14,647
Non-cash interest expense	419	335	1,208	992
Above-market lease amortization	23	23	69	69
AFFO attributable to common stockholders (diluted)	$64,283	$64,790	$192,783	$192,159
FFO per common share – diluted	$2.02	$2.05	$6.04	$6.13
Normalized FFO per common share – diluted	$2.02	$2.09	$6.06	$6.21
AFFO per common share – diluted	$2.25	$2.29	$6.75	$6.80
Weighted average common shares outstanding – basic	28,254,565	27,983,004	28,216,946	27,971,544
Restricted stock and RSUs	299,770	206,919	293,105	193,503
PSUs	25,352	—	25,352	—
Dilutive effect of Exchangeable Senior Notes	—	75,682	12,647	83,007
Weighted average common shares outstanding – diluted	28,579,687	28,265,605	28,548,050	28,248,054

(1)	Amount reflects the $3.9 million disposition-contingent lease termination fee received concurrently with the sale of our property in Los Angeles, California, net of the loss on sale of real estate of $3.4 million (see Note 6 “Investments in Real Estate” to our condensed consolidated financial statements included in this report for more information).
(2)	Amount reflects the non-refundable interest received on the seller-financed note issued to us by the buyer in connection with our disposition of a portfolio of four properties in southern California previously leased to affiliates of Vertical, which is recognized as a deposit liability and is included in other liabilities in our condensed consolidated balance sheet as of September 30, 2024, as the transaction did not qualify for recognition as a completed sale.
(3)	Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our condensed consolidated balance sheet as of September 30, 2024, as the transaction did not qualify for recognition as a completed sale (see Note 2 “Lease Accounting” to our condensed consolidated financial statements included in this report for more information). Prior to the lease modifications on January 1, 2024, which extended the initial lease terms, the leases were classified as operating leases and the lease payments received were recognized as rental revenue and therefore, included in net income attributable to common stockholders.

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

Lease Accounting

We account for our leases under Accounting Standards Codification 842, Leases, which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates relating to the unguaranteed residual value of the assets at the end of the non-cancelable lease term. A decrease of 5% in the estimated unguaranteed residual value of our properties would result in changes to the lease classification of one lease that was modified during the nine months ended September 30, 2024.

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

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the three and nine months ended September 30, 2024 and 2023. Significant adverse changes in the critical accounting estimates used in the impairment evaluation are required for the undiscounted cash flows over the holding period to be less than the carrying value as of September 30, 2024.

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

Interest Rate Risk

As of September 30, 2024, we had $300.0 million principal amount of Notes due 2026 outstanding at a fixed interest rate of 5.50%, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume. In recent years, the commercial real estate market generally has experienced significant disruptions from, among other things, significant increases in interest rates and changing tenant preferences for space. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. As of September 30, 2024, we had no outstanding borrowings on our Revolving Credit Facility.

Impact of Inflation

The U.S. economy has experienced a period of increased inflation in recent years. We enter into leases that generally provide for fixed increases in rent. During times when inflation is greater than the fixed increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2024 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which could materially affect our business, financial condition and/or results of operations. Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. The risks as described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the nine months ended September 30, 2024, we issued 28,408 shares of our common stock upon exchange by holders of $4.3 million of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

(c)

Maximum Number
	Total Number of				Purchased as Part of	of Shares that May Yet
	Shares of Common		Average Price Paid		Publicly Announced	be Purchased Under the
Period	Stock Purchased		per Common Share		Plans or Programs	Plans or Programs
January 1, 2024 - January 31, 2024	7,442	(1)	$101.19	(2)	—	—
February 1, 2024 - February 29, 2024	—		—		—	—
March 1, 2024 - March 31, 2024	—		—		—	—
April 1, 2024 - April 30, 2024	—		—		—	—
May 1, 2024 - May 31, 2024	—		—		—	—
June 1, 2024 - June 30, 2024	—		—		—	—
July 1, 2024 - July 31, 2024	—		—		—	—
August 1, 2024 - August 31, 2024	—		—		—	—
September 1, 2024 - September 30, 2024	—		—		—	—
Total	7,442		$101.19		—	—

(1)	Represents shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.
(2)	The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

During the nine months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated November 7, 2024