Form 10-K
period 2024-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2025-02-21
CIK 1677576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $3.0 billion, based upon the last reported sale price of $109.22 per share on the New York Stock Exchange on June 28, 2024, the last business day of the Registrant’s most recently completed second quarter.

As of February 21, 2025, there were 28,331,833 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innovative Industrial Properties, Inc.’s Proxy Statement with respect to its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III hereof.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

FORM 10-K – ANNUAL REPORT

DECEMBER 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, as well as by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	rates of default on leases for our assets;
●	our ability to re-lease properties upon tenant defaults or lease terminations for the rent we currently receive, or at all;
●	concentration of our portfolio of assets and limited number of tenants;
●	the estimated growth in and evolving market dynamics of the regulated cannabis market;
●	the demand for regulated cannabis facilities;
●	inflation dynamics;
●	the impact of pandemics on us, our business, our tenants, or the economy generally;
●	war and other hostilities, including the conflicts in Ukraine and Israel;
●	our business and investment strategy;
●	our projected operating results;
●	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
●	availability of suitable investment opportunities in the regulated cannabis industry;
●	our understanding of our competition and our potential tenants’ alternative financing sources;
●	the expected medical-use or adult-use cannabis legalization in certain states;
●	shifts in public opinion regarding regulated cannabis;
●	the potential impact on us from litigation matters, including rising liability and insurance costs;

●	the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities;
●	the state of the U.S. economy generally or in specific geographic areas;
●	economic trends and economic recoveries;
●	our ability to access equity or debt capital;
●	financing rates for our target assets;
●	our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility;
●	covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition;
●	our ability to maintain our investment grade credit rating;
●	changes in the values of our assets;
●	our expected portfolio of assets;
●	our expected investments;
●	interest rate mismatches between our assets and our borrowings used to fund such investments;
●	changes in interest rates and the market value of our assets;
●	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;
●	the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
●	how and when any forward equity sales may settle;
●	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “Investment Company Act”);
●	availability of qualified personnel; and
●	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

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

We are an internally-managed REIT focused on the acquisition, ownership and management of specialized industrial properties in the United States. Our properties are leased to experienced, state-licensed operators for their regulated cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance.

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2024, we had 22 full-time employees.

Our corporate office is located at 1389 Center Drive, Suite 200, Park City, Utah 84098. Our telephone number is (858) 997-3332.

2024 Business Update

Investments

During 2024, we acquired two new properties and made additional investments into existing properties under development or redevelopment. As of December 31, 2024, we owned 109 properties comprising an aggregate of 9.0 million rentable square feet (including 666,000 rentable square feet under development/redevelopment) in 19 states. As of December 31, 2024, we had invested an aggregate of $2.4 billion across our property portfolio (consisting of purchase price and funding of draws for improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $38.3 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $38.3 million committed to fund draws to certain tenants and vendors for improvements at our properties, $11.4 million was incurred but not funded as of December 31, 2024.

Of these 109 properties, we include 106 properties in our operating portfolio, which were 98.3% leased as of December 31, 2024, with a weighted-average remaining lease term of 13.7 years.

We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of December 31, 2024, and together are expected to comprise 491,000 rentable square feet upon completion of development/redevelopment):

●	63795 19th Avenue in Palm Springs, California (pre-leased);
●	Inland Center Drive in San Bernardino, California; and
●	Leah Avenue in San Marcos, Texas.

For more information regarding our properties and tenants, see the sections entitled “— Tenant Concentration” and “— Geographic Concentration” below.

Property Sale

In May 2024, we sold a property in Los Angeles, California for $9.1 million (excluding closing costs) to a third-party buyer. Concurrently with the sale, pursuant to a separate agreement previously executed between us and the tenant, the tenant paid us a lease termination fee of $3.9 million and paid for the closing and other costs incurred by us in connection with the sale of the property. In connection with this sale, we recognized a disposition-contingent lease termination fee of $3.9 million, which is included in rental revenue (including tenant reimbursements) on our consolidated statements of income, and a loss on sale of real estate of $3.4 million.

In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Medical Investor Holdings, LLC (“Vertical”) for $16.2 million (excluding transaction costs) with a secured loan for $16.1 million with the buyer of the properties. The transaction did not qualify for recognition as a completed sale since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred. All consideration received, as well as any future payments, from the buyer is recognized as a deposit liability and is included in other liabilities on our consolidated balance sheets until such time the criteria for recognition as a sale have been met. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with gross carrying values of $3.4 million and $13.9 million, respectively, and accumulated depreciation of $2.0 million as of December 31, 2024, remain on the consolidated balance sheets, and the buildings and improvements continue to be depreciated. During the year ended December 31, 2024, we received cash interest payments of $1.1 million, which have been recorded as a liability as of December 31, 2024.

Financial Results

	Years Ended December 31,		Percentage
	2024	2023	Change

	(dollars in thousands, except per share data)
Rental revenues (including tenant reimbursements)	$306,936	$307,349	(0)%
Net income attributable to common stockholders	$159,857	$164,236	(3)%
Net income attributable to common stockholders per share – diluted	$5.52	$5.77	(4)%
AFFO(1)	$256,144	$256,497	(0)%
AFFO per share – diluted(1)	$8.98	$9.08	(1)%
Dividends per share of common stock declared	$7.52	$7.22	4%
(1)	For a definition and discussion of adjusted funds from operations (“AFFO”) and a reconciliation of AFFO to net income attributable to common stockholders, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capital Activities

In May 2024, we terminated the previously existing “at-the-market” offering program (the “Prior ATM Program”) and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”), including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. During the year ended December 31, 2024, we sold 123,224 shares of our common stock pursuant to the Prior ATM Program for net proceeds of $11.8 million. During the year ended December 31, 2024, we sold 402,673 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $9.6 million.

In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement provides $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. In November 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility were increased from $50.0 million to $87.5 million. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2024.

During the year ended December 31, 2024, we issued 28,408 shares of our common stock and paid $4.3 million in cash upon exchange by holders of $4.3 million principal amount of our 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”) and paid off the remaining $0.1 million principal amount at maturity in February 2024, in accordance with the terms of the indenture for the Exchangeable Senior Notes.

Our Properties

Generally

We have acquired and intend to continue to acquire specialized industrial real estate assets in the United States, operated by state-licensed cannabis operators, through sale-leaseback transactions and third-party purchases. In sale-leaseback transactions, concurrently upon closing of the acquisition, we lease the properties back to the sellers under long-term, triple-net lease agreements. Based on our properties and ongoing review of potential acquisitions, indoor cultivation facilities generally have similar shells as standard light industrial buildings or greenhouses. However, based on our diligence, the regulated cannabis cultivation process typically requires a finely tuned environment to achieve consistent high quality and specificity in cannabinoid levels and to maximize yields, which translates into certain capital improvements in the building’s infrastructure. These improvements can include enhanced HVAC systems for climate and humidity control, high capacity electrical and plumbing systems, specialized lighting systems, and sophisticated building management, cultivation monitoring and security systems. Through our sale-leaseback strategy, we serve as a source of capital to our tenants, allowing them to redeploy their sale proceeds into their core operations to grow their business and achieve higher returns. We may also purchase properties from third parties and fund the necessary improvements through a long-term lease with an identified tenant, which provides those tenants with increased cash flow to deploy in their operating businesses.

The following table sets forth certain information regarding our property portfolio by property type for the year ended and as of December 31, 2024 (dollars in thousands):

		Rentable Square Feet		Contractual Rent
			Under	Collected for	Percentage
	Number of		Development or	the Year Ended	of
Property Type	Properties	Operating	Redevelopment	December 31, 2024(1)	Total
Industrial(2)(3)	68	7,782,000	603,000	$262,279	92%
Retail	33	150,000	—	6,981	3
Industrial/Retail(3)	8	423,000	63,000	15,435	5
Total	109	8,355,000	666,000	$284,695	100%

(1)	Contractual rent collected includes base rent and property management fees, including amounts collected for one property and portions of two other properties that did not satisfy the requirements for sale-leaseback accounting and therefore are primarily recognized as other revenue on our consolidated statements of income, and amounts collected for two leases related to two properties that are classified as sale-type leases, which is recognized as a deposit liability and included in other liabilities on our consolidated balance sheets. Contractual rent collected excludes tenant reimbursements.
(2)	Number of properties and rentable square feet include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the investment is recognized as a note receivable and is included in other assets, net on our consolidated balance sheets.
(3)	“Industrial” reflects facilities utilized or expected to be utilized for regulated cannabis cultivation, processing and/or distribution activities, which can consist of industrial and/or greenhouse space. Also includes two properties (one located in San Bernardino, California and one located in Palm Springs, California), where we are evaluating alternative non-cannabis uses for the properties, due in part to changes in the zoning that no longer allow for regulated cannabis cultivation and processing.

As of December 31, 2024, the tenants at our leased properties are generally responsible for paying (or reimbursing us) for all structural repairs, maintenance expenses, insurance and real estate taxes related to the property during the term of the applicable lease.

Our Competitive Strengths

We believe that we have the following competitive strengths:

●	Experienced Management Team. Alan Gold, our executive chairman, and other members of our senior management team have substantial experience in all aspects of the real estate industry, including acquisitions, dispositions, construction, development, management, finance and capital markets. In particular, in August 2004, Mr. Gold and Gary Kreitzer, vice chairman of our board of directors, founded BioMed Realty Trust, Inc. (formerly NYSE: BMR) (“BioMed Realty”), an internally-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry, an industry they believed to be underserved by commercial property investors and lenders and poised for significant growth. Mr. Gold served as chairman of the board of directors and chief executive officer and Mr. Kreitzer served as executive vice president and a member of the board of directors from the founding of BioMed Realty in 2004 through the acquisition of BioMed Realty by an affiliate of The Blackstone Group, L.P. in 2016.
●	Recurring Revenue with Contractual Escalations. As of December 31, 2024, we owned 109 properties. Of these 109 properties, we include 106 properties in our operating portfolio, which were 98.3% leased as of December 31, 2024, with a weighted-average remaining lease term of 13.7 years, and which are subject to contractual rental rate increases. Along with our existing portfolio, we expect to continue to enter into additional similar transactions structured to provide recurring revenue with contractual escalations.
●	Demonstrated Investment Acumen. We utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our extensive experience and relationships in the real estate and regulated cannabis industry enable us to identify, negotiate and close on acquisitions and leases with established operators and other operators which meet our criteria.
●	Regulated Cannabis Industry Growth Trends. Based on the strong historical and projected growth in sales for the regulated cannabis industry, we expect to see continued spending by state-licensed cannabis operators on their existing and new state-licensed cannabis facilities, presenting an opportunity for us to be a key capital provider in their expansion initiatives.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, and (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions. Our primary strategy to achieve our business objective is to acquire and own a portfolio of specialized industrial properties, including regulated cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated cannabis industry. We may diversify our portfolio, however, by also investing in properties that are not related to the cannabis industry if they provide return characteristics consistent with our investment objective.

Our strategy includes primarily the following components:

●	Owning Specialized Industrial Properties and Related Real Estate Assets for Income. We primarily acquire regulated cannabis facilities from licensed operators who will continue their cultivation, processing and/or dispensing operations after our acquisition of the property. We expect to hold acquired properties for investment, with the goal of generating stable and increasing rental income from leasing these properties to licensed operators.
●	Expanding as Additional States Enact Regulated Cannabis Programs. We acquire properties in the United States, with a focus on states that have established regulated cannabis programs. As of December 31, 2024, we owned properties in 19 states, and we expect that our acquisition opportunities will continue to expand as additional states establish regulated cannabis programs and license new operators.
●	Providing Expansion Capital to Existing Tenants as an Additional Source of Income. We have provided expansion capital for many of our existing tenant operators as they expand operations in additional states and locations within a state, as well as capital for continued enhancements of production capacity at existing facilities that these operators lease from us, which correspond to adjustments in rent under the applicable leases and other provisions in certain cases. We expect to continue to focus on executing on these expansion initiatives with our tenant operators.
●	Preserving Financial Flexibility on our Balance Sheet. We are focused on maintaining a flexible capital structure for financing our growth initiatives. As of December 31, 2024, our only debt comprised of $300.0 million principal amount of our 5.50% Senior Notes due May 2026 (the “Notes due 2026”), equating to low leverage of 11% of our total gross assets of $2.6 billion.

In order to capitalize on the appropriate acquisition opportunities, we may modify or expand our growth strategy from time to time. For example, we may invest in any type of real estate investment that we believe to be in the best interests of our stockholders, including other real estate funds or REITs. We may acquire additional properties through joint venture investments in the future or sell a percentage of our existing properties to a joint venture partner, which may result in the deconsolidation of properties we already own. From time to time, we may invest in debt, mezzanine loans, preferred equity or other forms of joint venture equity.

Our Target Markets

Our target markets include states that have established regulated cannabis programs. As of December 31, 2024, we owned 109 properties located in 19 states. According to the Marijuana Business Daily, as of December 31, 2024, 41 states and the District of Columbia have legalized cannabis for medical use, and 24 states and the District of Columbia have legalized cannabis for adult-use.

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

Industry Trends

According to BDSA, state-legal cannabis sales in the United States are projected to grow from $29.5 billion in 2023 to $45.6 billion by 2028, representing a compound annual growth rate of approximately 9.1%.

As the industry continues to evolve, new ways to consume regulated cannabis products are being developed in order for patients to have the treatment needed for their condition and provide consumers safe, consistent and appealing options. In addition to smoking and vaporizing of dried leaves, cannabis can be incorporated into a variety of edibles, pills, spray products, transdermal patches, beverages, and topicals, including salves, ointments, lotions and sprays with low or high levels of delta-9-tetrahydrocannabinol (“THC”), the principal psychoactive constituent of the cannabis plant.

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

Shifting Public Attitudes and State Law and Legislative Activity

We believe that the growth of the regulated cannabis industry has been fueled, in part, by the rapidly changing public attitudes in the United States. In a Pew Research Survey released in January 2024, 88% of Americans support legal adult-use and/or medical cannabis.

As of December 31, 2024, 41 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2024. In addition, as of December 31, 2024, 24 states, plus the District of Columbia, have legalized cannabis for adult-use.

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

Market Dynamics in Regulated Cannabis State Programs

States vary significantly in their market dynamics, driven by many factors, including, but not limited to, regulatory frameworks, enforcement policies with respect to illicit, unlicensed cannabis operations, taxation and licensing structures. Ineffective enforcement policies with respect to illicit cannabis sales in a particular state may significantly limit the growth and profitability of operators in that state’s regulated cannabis market.

Unit Pricing for Regulated Cannabis Products

Many states have experienced declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others, which compresses operating margins for operators. As a result, certain regulated cannabis operators have consolidated operations or shuttered certain operations to reduce costs, which could have a negative impact on operators’ demand for regulated cannabis facilities, including our existing tenants.

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

Driven in part by overall macroeconomic conditions, capital availability has declined for regulated cannabis operators over the last several years. According to Viridian Capital Advisors (“Viridian”), worldwide cannabis capital raises in 2024 increased over 2023, with less than $2.3 billion in total capital raises, versus over $1.9 billion in 2023, $4.3 billion in 2022 and over $12.0 billion in 2021. Also according to Viridian, mergers and acquisitions activity in the North American regulated cannabis industry declined in 2024 to $1.2 billion, down from $1.8 billion in 2023.

Capital raising activities by U.S. REITs continued to increase in 2024 with $85 billion of capital raised compared to $62 billion in 2023. According to the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), U.S. REIT 2024 capital raising was higher than 2022 and 2023, but remained lower than 2019-2021 levels.

Tenant Concentration

As of December 31, 2024, all of our rental revenues were derived from 109 properties. The following table sets forth certain information regarding the top ten tenants in our property portfolio that represented the largest total invested and committed capital as of and for the year ended December 31, 2024 (dollars in thousands):

			Contractual Rent
		Total Invested	Collected for	Percentage
	Number of	and Committed	the Year Ended	of
Tenant(1)	Properties	Capital(2)	December 31, 2024(3)	Total
PharmaCann Inc. ("PharmaCann")	11	$337,172	$48,269	17%
Ascend Wellness Holdings, Inc. ("Ascend")	4	214,050	30,261	11
Green Thumb Industries, Inc. ("Green Thumb")	3	176,800	21,931	8
Curaleaf Holdings, Inc. ("Curaleaf")	8	175,047	20,175	7
The Cannabist Company	21	147,834	17,785	6
Trulieve Cannabis Corp. ("Trulieve")	6	146,503	19,128	7
Cresco Labs Inc. ("Cresco")	5	120,845	16,456	6
4Front Ventures Corp. ("4Front")(4)	4	120,750	9,266	3
Gold Flora, LLC ("Gold Flora")	3	117,137	8,631	3
SH Parent, Inc. ("Parallel")	2	107,900	15,666	5
Total	67	$1,664,038	$207,568	73%

(1)	Includes leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
(2)	Total invested and committed capital includes development and improvements allowance not funded as of December 31, 2024.
(3)	Contractual rent collected includes base rent and property management fees, including amounts collected for one property and portions of two other properties that did not satisfy the requirements for sale-leaseback accounting and therefore are primarily recognized as other revenue on our consolidated statements of income, and amounts collected for two leases related to two properties that are classified as sale-type leases, which is recognized as a deposit liability and included in other liabilities on our consolidated balance sheet. Contractual rent collected excludes tenant reimbursements.
(4)	Number of properties and total invested and committed capital include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the investment is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.

Many of our tenants have limited histories of operations, and have not yet been profitable, or have been profitable only for a short period of time. For some or all of 2025, we expect that many of our tenants will continue to incur losses as their expenses increase in connection with the expansion of their operations and the current operating environment, and that they have made and will continue to make rent payments to us from proceeds from the sale of the applicable property or cash on hand, and not funds from operations. Furthermore, each of our leases does not prohibit the tenant from conducting adult-use cannabis operations at the applicable property, provided such operations are in compliance with applicable state and local laws. As such, our tenant may conduct adult-use cannabis operations at the property it leases from us, which in turn could expose that tenant, us and our property to different and greater risks, including heightened risks of enforcement of federal laws. For example, Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Virginia and Washington permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

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

In November 2022, Green Peak Industries, Inc. (“Green Peak”) defaulted on its obligations to pay rent at one of our properties in Michigan. During 2023, a receiver was appointed over substantially all of Green Peak’s assets and we regained possession of one property that was under redevelopment as a regulated cannabis cultivation and processing facility and three retail properties in Michigan. In February 2024, we regained possession of the remaining regulated cannabis cultivation and processing facility that was leased to Green Peak. At December 31, 2024, Green Peak leases three of our retail properties in Michigan.

In 2023, as previously reported in our periodic filings, we also executed limited rent deferrals for Holistic (at two properties in California and Michigan), Calyx Peak, Inc. at one property in Missouri, Temescal Wellness of Massachusetts, LLC (“Temescal Wellness”) at one property in Massachusetts and 4Front at one property in Illinois.

In January 2024, we entered into lease amendments with subsidiaries of 4Front at the four properties we lease to them in Illinois, Massachusetts and Washington, extending the term of each lease. We amended the Illinois lease to reduce base rent owing for the nine months ending September 30, 2024, defer the payback of the security deposit applicable to the lease (with the security deposit being subject to future pro-rata monthly payback), and increase the base rent for the remainder of the term commencing November 1, 2024.

In May 2024, Temescal Wellness defaulted on its obligations to pay rent at one of our properties in Massachusetts and we regained possession of that property in September 2024.

In December 2024, PharmaCann defaulted on its obligations to pay rent for the month of December under six of its eleven leases for properties located in Illinois, Massachusetts, Michigan, New York, Ohio and Pennsylvania. December rent, including base rent, property management fees and estimated tax and insurance payments, totaled $4.3 million for these six properties. In January 2025, we entered into lease amendments with PharmaCann with respect to nine of its leases for properties located in New York, Illinois, Pennsylvania, Ohio, and Colorado. Those amendments reduced cumulative total base rent from $2.8 million per month to $2.6 million per month, with cash rent payments commencing February 1, 2025, and provided for pro-rata replenishment of security deposits over thirty-six months commencing February 1, 2027. We also entered into amendments with PharmaCann with respect to two of its leases for cultivation properties in Michigan and Massachusetts. Those amendments provide that monthly base rent of $1.3 million for these two properties will be abated in full effective February 1, 2025 and, if the properties have not been transitioned to new tenant(s) by August 1, 2025, we will regain full control over the properties. We applied security deposits held by us pursuant to all of the PharmaCann leases for the payment in full of all defaulted rent for December 2024 and January 2025 and certain penalties. If PharmaCann is not able to refinance its existing senior secured credit facility maturing June 30, 2025, all modifications to our leases with PharmaCann described above will immediately be null and void and the leases will revert to the terms in effect as of January 1, 2025.

See each of the discussions under Item 1A, “Risk Factors,” under the captions “Many of our existing tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock,” “Continuing unfavorable market dynamics affecting the regulated cannabis industry could adversely affect our business, liquidity and financial condition, and overall results of operations,” and “Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.”

Geographic Concentration

The following table sets forth certain state-by-state information regarding our property portfolio for the year ended and as of December 31, 2024 (dollars in thousands):

				Contractual Rent
				Collected for	Percentage
	Number of	Rentable	Total Invested and	the Year Ended	of
State	Properties	Sq. Ft.(1)	Committed Capital(2)	December 31, 2024(3)	Total
Arizona	3	377,000	$27,738	$4,343	2%
California	8	814,000	193,013	11,208	4
Colorado	27	233,000	83,340	7,723	3
Florida	5	1,153,000	209,550	25,823	9
Illinois	7	965,000	307,300	36,096	12
Maryland	4	294,000	93,835	11,439	4
Massachusetts(4)	10	989,000	306,200	38,517	13
Michigan	14	946,000	297,164	28,950	10
Minnesota	1	89,000	9,710	1,817	1
Missouri	1	83,000	28,250	4,382	1
Nevada	1	43,000	9,600	1,591	1
New Jersey	4	291,000	103,985	13,387	5
New York	2	623,000	220,858	31,815	11
North Dakota	3	42,000	15,849	2,009	1
Ohio	5	374,000	115,795	16,992	6
Pennsylvania	10	1,361,000	385,930	40,642	14
Texas	2	148,000	30,231	2,442	1
Virginia	1	82,000	19,750	2,929	1
Washington	1	114,000	17,500	2,590	1
Total	109	9,021,000	$2,475,598	$284,695	100%
(1)	Includes 666,000 square feet under development/redevelopment.
(2)	Total invested and committed capital includes development and improvements allowances not funded as of December 31, 2024.
(3)	Contractual rent collected includes base rent and property management fees, including amounts collected for one property and portions of two other properties that did not satisfy the requirements for sale-leaseback accounting and therefore are primarily recognized as other revenue on our consolidated statements of income, and amounts collected for two leases related to two properties that are classified as sale-type leases, which is recognized as a deposit liability and included in other liabilities on our consolidated balance sheet. Contractual rent collected excludes tenant reimbursements.
(4)	Number of properties and rentable square feet include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the investment is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.

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

We intend to file an automatic shelf registration statement, which may permit us, from time-to-time, to offer and sell common stock, preferred stock, warrants, debt securities and other securities to the extent necessary or advisable to meet our liquidity needs.

Capital raising activities by U.S. REITs continued to increase in 2024 with $85 billion of capital raised compared to $62 billion in 2023. According to the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), U.S. REIT 2024 capital raising was higher than 2022 and 2023, but remained lower than 2019-2021 levels.

Financial markets for REITs and the cannabis industry have been volatile in general for an extended period of time, which has also significantly reduced our access to capital. This has contributed to a significant decrease in our investments in new properties in 2023 and 2024. If sustained, this would have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties.

Risk Management

As of December 31, 2024, we owned 109 properties located in 19 states. Many of our tenants are tenants at multiple properties. We will continue to attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we expect that no single property will exceed 20% of our total assets and that properties leased to a single tenant (individually or together with its affiliates) will not exceed 20% of our total assets. Notwithstanding the foregoing, the industry continues to experience significant consolidation among regulated cannabis operators, and certain of our tenant operators may combine, increasing the concentration of our tenant portfolio with those consolidated operators.

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

In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing regulated cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase substantially, resulting in increased demand and increased prices paid for these properties. Furthermore, changes in federal regulations pertaining to cannabis as well as the rescheduling of cannabis from Schedule I to Schedule III under the Controlled Substances Act of 1970 (the “CSA”) could also lead to increased access to U.S. capital markets for our competitors and for regulated cannabis operators (including but not limited to access to the Nasdaq Stock Market and/or the New York Stock Exchange). We compete for the acquisition of properties primarily based on purchase price and the lease terms (including rental rates, lease duration and improvement allowances, among others) in our sale leaseback and other real estate capital transactions. If we pay higher prices for properties or offer lease terms that are less attractive for us, our profitability may decrease, and you may experience a lower return on our common stock. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

Governmental Regulation

Federal Laws Applicable to the Regulated Cannabis Industry

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. The U.S. federal government regulates drugs through the CSA. The CSA classifies marijuana (cannabis) as a Schedule I controlled substance, and as such, the manufacture, distribution and dispensing of marijuana is illegal under U.S. federal law. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. That means that the federal government may enforce U.S. drug laws against companies operating in accordance with state cannabis laws, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Agency (“DEA”), may enforce current federal law.

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

Jeff Sessions resigned as U.S. Attorney General on November 7, 2018.

On February 14, 2019, William Barr was confirmed as U.S. Attorney General. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated “I do not intend to go after parties who have complied with state law in reliance on the Cole Memo.” The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. Merrick Garland served as U.S. Attorney General from 2021 to January 20, 2025. The DOJ under Mr. Garland also did not take a formal position on federal enforcement of laws relating to cannabis.

Pamela Bondi was confirmed by the United States Senate as Attorney General of the United States on February 4, 2025. During her tenure as Attorney General in the State of Florida, Bondi routinely opposed the softening of anti-cannabis laws, including opposition to ballot initiatives to broaden access to medical cannabis, but she also generally faithfully enforced state cannabis laws to maintain a well-regulated medical cannabis market. Bondi has not provided a clear policy directive for the United States as it pertains to state-level cannabis-related activities, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce current U.S. federal laws. It is generally expected that Bondi will closely follow the Trump Administration’s enforcement priorities.

In August 2023, the U.S. Department of Health and Human Services (“HHS”) recommended to the DEA that cannabis be reclassified from a Schedule I drug to a Schedule III drug under the CSA. HHS based this recommendation on a Food and Drug Administration (“FDA”) review of cannabis’ classification pursuant to President Biden’s executive order in October 2022. On May 16, 2024, the DEA issued a Notice of Proposed Rulemaking, which proposed to schedule cannabis as a Schedule III substance under the CSA. During the 60-day comment period that followed publication of the notice in the Federal Register, the majority of commenters favored either the proposed rescheduling or the complete removal of cannabis as a scheduled substance under the CSA.

The prospects for this reclassification effort under the Trump administration remain unclear. A DEA administrative law judge canceled the rulemaking hearing on this issue that was set to begin on January 21, 2025 following a series of challenges by various parties, including parties seeking to remove the DEA from the proposed rulemaking process. Since that postponement, President Trump has appointed Derek Maltz to lead the DEA. Neither Trump nor Maltz has released any official policy directive related to rescheduling. No further hearings have been scheduled beyond a status update slated for April 2025.

If successful, this reclassification effort could also allow cannabis companies to take certain tax deductions, including for depreciation or interest expense, in their federal taxes. Currently, cannabis companies are barred from taking these deductions by Code Section 280E, which prevents businesses from deducting these expenses if they are engaged in the “trafficking” of Schedule I or Schedule II substances. If cannabis were rescheduled to a Schedule III drug, our tenants may no longer be subject to Code Section 280E and could be able to deduct the same business expenses as other companies, decreasing their tax liability although many interpretive issues are likely to exist in connection with the change in treatment. However, it remains unclear if reclassification will occur and if so how long the reclassification process will take or whether reclassification will result in cannabis companies no longer being subject to Code Section 280E.

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place.  Commonly referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015.  Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 20, 2024, Congress passed a continuing resolution to extend government funding, extending the application of the Rohrabacher-Blumenauer Amendment until March 14, 2025. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

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

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to provide services to state-sanctioned cannabis businesses consistent with Bank Secrecy Act obligations and in alignment with federal enforcement priorities. The FinCEN Memorandum sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses and echoed the enforcement priorities of the Cole Memo. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal anti-money laundering laws. These cannabis-related SARs are divided into three categories – cannabis limited, cannabis priority, and cannabis terminated – based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. Concurrently with the issuance of the FinCEN Memorandum, the DOJ issued supplemental guidance (the “2014 Cole Memorandum”) directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal anti-money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The 2014 Cole Memorandum has been rescinded as of January 4, 2018, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.

The rescission of the Cole Memo and the 2014 Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself.

In subsequent guidance not directly related to cannabis-related businesses, FinCEN has indicated financial institutions should continue to rely on and follow the FinCEN Memorandum. In December 2019, FinCEN and other federal banking regulators released an interagency statement on Providing Financial Services to Customers Engaged in Hemp-Related Businesses (“FinCEN Hemp Statement”). In June 2020, FinCEN issued further guidance regarding Due Diligence Requirements under the Bank Secrecy Act for Hemp-Related Business Customers (“FinCEN Hemp Guidance”). The FinCEN Hemp Statement and FinCEN Hemp Guidance provided financial institutions with anti-money laundering risk considerations for hemp-related businesses to ultimately enhance the availability of financial services for, and the financial transparency of, hemp-related businesses in compliance with federal law. In the FinCEN Hemp

Statement and FinCEN Hemp Guidance, FinCEN directed banks, within the context of cannabis-related businesses, to continue relying on and following the guidance in the FinCEN Memorandum. The FinCEN Hemp Statement and FinCEN Hemp Guidance do not replace or supersede the FinCEN Marijuana-Related Guidance.

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

Changes to zoning, land use and other laws, ordinances and regulations may also prevent us from leasing a property for regulated cannabis cultivation, processing and/or dispensing in the future. For two of our properties (one located in San Bernardino, California and one located in Palm Springs, California), we continue to evaluate alternative non-cannabis uses for the properties, due in part to changes in the zoning of the properties that no longer allow for regulated cannabis cultivation and processing.

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

Human Capital

Our employees are our most valuable asset, and we believe we have an inclusive and engaging work environment, where each person is an integrated member of the team and is critical to our company’s continued success. We meet regularly as a full team where each member is encouraged to actively participate in a wide range of topics relating to our company’s execution.

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

Risks Related to Our Business

●	Many of our tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all.
●	Continuing unfavorable market dynamics affecting the regulated cannabis industry could adversely affect our business, liquidity and financial condition, and overall results of operations.
●	The inability of any single tenant to make its lease payments could adversely affect our business.
●	We are focused on properties leased to licensed cannabis operators, and a decrease in demand for these types of facilities would have a greater impact on us than if we had a more diversified property portfolio.
●	Our real estate investments consist of primarily properties suitable for cultivation and production of cannabis, which may be difficult to sell or re-lease upon tenant defaults or lease terminations.
●	The assets we acquire may be subject to impairment charges.
●	We face significant risks associated with the development and redevelopment of properties that we acquire.

●	We are currently subject to securities lawsuits and we may be subject to litigation in the future, which may divert management’s attention and have a material adverse effect on us.
●	Inflation may adversely affect our business and our tenants’ financial condition and results of operations.
●	Competition for the acquisition of properties suitable for regulated cannabis operations and alternative financing sources for licensed operators may make new acquisitions difficult or less economically attractive.
●	Our growth will depend upon future acquisitions of regulated cannabis facilities.
●	There may only be a limited number of cannabis facilities operated by suitable tenants available for acquisition.
●	Our and our tenants’ businesses may be materially and adversely affected by global pandemics.
●	Our tenants may be unable to renew or otherwise maintain their licenses for their cannabis operations.
●	We acquire our properties “as-is,” which increases the risk of costs to remedy defects without recourse.
●	Our property portfolio is and will be geographically concentrated in certain states.
●	Some of our tenants could be susceptible to bankruptcy.
●	Our tenants may be subject to Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”).
●	We have acquired and may continue to acquire and lease cannabis retail stores and dispensaries, which present additional risks in comparison to properties for the cultivation and production of regulated cannabis.
●	We are exposed to the potential impacts of future climate change.
●	Liability for uninsured losses could adversely affect our financial condition.
●	Our properties’ access to adequate water and power supplies could be interrupted.
●	We may have a difficult time obtaining the insurance policies with our focus on the regulated cannabis industry.
●	Construction loans involve an increased risk of loss and other risks that are different from owning properties.
●	We may purchase properties subject to ground leases or engage in other transactions involving ground leases.

Risks Related to Regulation

●	Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.
●	Certain of our tenants engage in operations for the adult-use cannabis industry, which may subject us and our properties to additional risks associated with such adult-use cannabis operations.
●	New laws adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cannabis operations may be modified or eliminated in the future.
●	Our ability to grow our business depends on state laws pertaining to the cannabis industry.
●	FDA regulation of cannabis facilities could negatively affect the regulated cannabis industry.
●	We and our tenants may have difficulty accessing the service of banks and other financial institutions.
●	Property owners located in close proximity to our properties may assert claims against our cannabis facilities.
●	Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially adversely affect our operations, and we cannot predict the impact that future regulations may have on us.
●	Assets leased to cannabis businesses may be forfeited to the federal government.
●	We may have difficulty accessing bankruptcy courts.
●	The properties that we acquire are subject to extensive regulations, which may result in significant costs.
●	Compliance with environmental laws could materially increase our operating expenses.

Risks Related to Financing Our Business

●	Our growth depends on external sources of capital, which may not be available on favorable terms or at all.
●	Our existing and future indebtedness could reduce our distributable cash and expose us to default risk.
●	A downgrade in our investment grade credit rating could adversely affect our business and financial condition.
●	Our Notes due 2026 include restrictive covenants that limit our operational flexibility.

Risks Related to Our Organization and Structure

●	Our senior management team manages our portfolio subject to very broad investment guidelines.
●	Our board of directors may change our investment objectives and strategies without stockholder consent.
●	Certain provisions of Maryland law could inhibit changes in control.
●	Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
●	Severance agreements with our executive officers could be costly and prevent a change in our control.

●	We depend on our Operating Partnership for cash flow and are structurally subordinated in right of payment.
●	Our Operating Partnership may issue additional limited partnership interests to third parties without the consent of our stockholders, which would reduce the distributions we can make to our stockholders.
●	If we issue limited partnership interests in our Operating Partnership in exchange for property, the value placed on such partnership interests may not accurately reflect their market value, which may dilute your interest in us.
●	Our rights and the rights of our stockholders to take action against our directors and officers are limited.
●	Our charter provisions make it difficult to remove directors, and to effect changes in management as a result.
●	Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.
●	We plan to continue to operate our business so as not to require registration under the Investment Company Act.

Risks Related to Our Securities

●	The market prices and trading volumes of our capital stock have been and may continue to be volatile.
●	Capital stock eligible for future sale may have material and adverse effects on our share price.
●	We cannot assure you of our ability to make distributions in the future.
●	Our charter permits us to pay distributions from any source and, as a result, the amount of distributions paid at any time may not reflect the performance of our properties or as cash flow from operations.
●	The market price of our capital stock could be materially, adversely affected by our level of cash distributions.
●	We may enter into forward sale transactions that subject us to certain risks.

Risks Related to Our Taxation as a REIT

●	Our failure to qualify as a REIT would reduce our distributable cash and negatively impact us.
●	The REIT distribution requirements could adversely affect our ability to execute our business plan, and require us to make unfavorable borrowing decisions or subject us to tax.
●	If Section 280E of the Code applies to us, tax deductions may be disallowed, resulting in federal income tax and potentially jeopardizing our REIT status.
●	Complying with REIT requirements may cause us to forego attractive business opportunities or asset sales.
●	The tax on prohibited transactions could limit what transactions we make or subject us to a 100% penalty tax.
●	Our board of directors has the ability to revoke our REIT election without stockholder approval.
●	Dividends payable by REITs do not qualify for the reduced tax rates on dividends from regular corporations.
●	REIT requirements may limit our ability to hedge our liabilities effectively and result in tax liabilities.
●	Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
●	Non-U.S. stockholders will generally be subject to withholding tax with respect to our ordinary dividends.
●	Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
●	Any repurchase of our Notes due 2026 at a discount may result in cancellation of debt income.

General Risk Factors

●	We are dependent on our key personnel for our success.
●	The occurrence of cyber incidents or cyberattacks could disrupt our operations and damage our business.
●	Contingent or unknown liabilities could materially and adversely affect our business.

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

Continuing unfavorable market dynamics affecting the regulated cannabis industry could adversely affect our business, liquidity and financial condition, and overall results of operations.

Market dynamics in the regulated cannabis industry have negatively impacted our tenants’ ability to make their lease payments on the properties they lease from us. Regulated cannabis operators have experienced, among other things:

●	federal, state and local taxation and regulatory burdens;

●	declines in unit pricing for regulated cannabis products;
●	ineffective state and local law enforcement efforts to curtail the illicit production and sale of cannabis; and
●	limited access to capital on acceptable terms or at all.

As a result of these unfavorable market dynamics, certain regulated cannabis operators, including some of our tenants, have consolidated operations or shuttered certain operations to reduce costs, which may lead to increased default rates on the leases for our properties.

In November 2022, Green Peak Industries, Inc. (“Green Peak”) defaulted on its obligations to pay rent at one of our properties in Michigan. During 2023, a receiver was appointed over substantially all of Green Peak’s assets and we regained possession of one property that was under redevelopment as a regulated cannabis cultivation and processing facility and three retail properties in Michigan. In February 2024, we regained possession of the remaining regulated cannabis cultivation and processing facility that was leased to Green Peak.

In May 2024, Temescal Wellness defaulted on its obligations to pay rent at one of our properties in Massachusetts and we regained possession of that property in September 2024.

In December 2024, PharmaCann defaulted on its obligations to pay rent for the month of December under six leases for properties located in Illinois, Massachusetts, Michigan, New York, Ohio and Pennsylvania.

See “Business – Tenant Concentration” for a discussion of our recent tenant defaults.

Failure by any of our tenants to comply with the terms of its lease agreement with us could require us to seek another lessee for the applicable property. We cannot assure you that we will be able to re-lease that property for the rent we currently receive, or at all, or that a lease termination would not result in our having to sell the property at a loss. In addition, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing properties on which any of our tenants default on their lease obligations. The result of any of the foregoing risks could materially and adversely affect our business, liquidity, financial condition and results of operations and our ability to make distributions to our stockholders.

Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.

As of December 31, 2024, we owned 109 properties. As of such date, five of our tenants, PharmaCann (at eleven of our properties), Ascend (at four of our properties), Green Thumb (at three of our properties), Holistic (at five of our properties) and Curaleaf (at eight of our properties), represented 17%, 11%, 8%, 7% and 7%, respectively, of our rental revenues (including tenant reimbursements) for the twelve months ended December 31, 2024. Lease payment defaults by any of our tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Our lack of diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.

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

Because our portfolio of properties primarily consists of industrial and greenhouse properties used in the regulated cannabis industry, we are subject to risks inherent in investments in a single industry. A decrease in the demand for cannabis cultivation and processing facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for cannabis cultivation and processing facilities has been and could be adversely affected by changes in current favorable state or local laws relating to cultivation and production of cannabis or any change in the federal government’s current enforcement posture with respect to state-licensed cannabis operations, among others, including but not limited to changes to local zoning and other laws that no longer allow a facility to be utilized for regulated cannabis activities. To the extent that any of these conditions occur, they are likely to affect demand and market rents for cannabis cultivation and processing facilities, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to investors. Other than with respect to one property located in San Bernardino, California and one property located in Palm Springs, California, where we are evaluating alternative non-cannabis uses as of December 31, 2024, we do not currently have any material investments in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our facilities leased for cannabis operations.

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

In addition, in the event we are forced to sell or re-lease the property, we may have difficulty finding qualified purchasers who are willing to buy the property or tenants who are willing to lease the property at our current rental rates, or at all. As our properties are concentrated in the regulated cannabis industry, a shift in property preferences by regulated cannabis operators, including but not limited to changing preferences regarding location and types of improvements, could have a significant negative impact on the desirability of our properties to prospective tenants when we need to re-lease them, in addition to other challenges, such as obtaining the necessary state and local authorizations for a new tenant to commence operations at the property. These and other limitations may affect our ability to sell or re-lease properties, which may adversely affect returns to our stockholders. Certain regulated cannabis operators have consolidated operations or shuttered certain operations to reduce costs, which if prolonged, could have a material negative impact on operators’ demand for regulated cannabis facilities, including our existing tenants.

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

The realization of any of the risks above or other delays in development and redevelopment activities at a property may also materially adversely impact our tenant’s ability to commence, continue or expand its operations, which may result in that tenant defaulting on its rent obligations to us. As of December 31, 2024, we had properties consisting of an aggregate of 666,000 rentable square feet under development or redevelopment, and we had committed to fund improvements at our properties in the future totaling up to $38.3 million.

For one of our properties located in San Bernardino, California, as of December 31, 2024, we are evaluating alternative non-cannabis uses for the property, due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing.

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

Purported securities class action lawsuits have been filed against us and certain of our executive officers alleging that the Company made false or misleading statements regarding its business.  Derivative lawsuits also have been filed against us and certain of our officers and directors asserting putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against our directors and certain of our officers.  See Note 11 “Commitments and Contingencies” for a full description of these actions.

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

Our growth strategy is focused on primarily the acquisition of specialized industrial real estate assets on favorable terms as opportunities arise. Our ability to acquire these real estate assets on favorable terms is subject to the following risks:

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

In July 2022, Kings Garden, a prior tenant of ours at six properties that we own in southern California, defaulted on its obligations to pay rent. As previously disclosed, for two of our properties (one located in San Bernardino, California and one located in Palm Springs, California), we continue to evaluate alternative non-cannabis uses for the properties, due in part to changes in the zoning of the properties that no longer allow for regulated cannabis cultivation and processing. In September 2023, we regained possession of the remaining four properties that Kings Garden previously occupied.

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

As of February 21, 2025, we owned properties in 19 states, and we expect that the properties that we acquire will be geographically concentrated in these states and other states that have established cannabis programs. See “Geographic Concentration” under Item 1, “Business” for a table of properties owned by us and organized by state as of

December 31, 2024. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

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

In addition to the risk of tenants being unable to make regular rent payments, certain of our tenants may depend on debt, which could make them especially susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their debt. Because cannabis remains illegal under federal law, there is no assurance that federal bankruptcy courts will provide relief for parties who engage in cannabis-related businesses. A number of recent bankruptcy court rulings have denied bankruptcy relief for certain cannabis businesses on the basis that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for such activity and on the basis that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets, as such action would violate the CSA. Any inability of our tenants to seek bankruptcy protection may impact their ability to secure financing for their operations and prevent our tenants from utilizing the benefits of reorganization of their businesses under bankruptcy protection to operate in a financially sustainable way, thereby reducing the probability that such a tenant would be able to honor its lease obligations with us.

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

In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to make available up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. In February 2023, we amended our construction loan agreement to provide up to an additional $4.5 million for the development as a result of costs incurred by the developer that were in excess of the original budget, making our total potential investment in the project $23.0 million. We may invest in other such loans in the future. Construction loans involve an increased risk of loss and other risks that are different from owning and leasing properties, including the following risks:

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

Pamela Bondi was confirmed by the United States Senate as Attorney General of the United States on February 4, 2025. During her tenure as Attorney General in the State of Florida, Bondi routinely opposed the softening of anti-cannabis laws, including opposition to ballot initiatives to broaden access to medical cannabis, but she also generally faithfully enforced state cannabis laws to maintain a well-regulated medical cannabis market. Bondi has not provided a clear policy directive for the United States as it pertains to state-level cannabis-related activities, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce current U.S. federal laws. It is generally expected that Bondi will closely follow the Trump Administration’s enforcement priorities.

Congress previously enacted an omnibus spending bill that includes the Rohrabacher-Blumenauer Amendment prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision will expire on March 8, 2024. On December 20, 2024, Congress passed a continuing resolution to extend government funding, extending the application of the Rohrabacher-Blumenauer Amendment until March 14, 2025. There can be no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants currently (and additional tenants may in the future) cultivate adult-use cannabis in our medical-use cannabis facilities, as permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ’s rescission of the Cole Memo, supplemental guidance from the DOJ issued in the 2014 Cole Memorandum directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. This supplemental guidance was followed by the February 14, 2014 FinCEN Memorandum outlining the pathways for financial institutions to provide services to state-sanctioned cannabis businesses consistent with Bank Secrecy Act obligations and in alignment with federal enforcement priorities. Under these guidelines, financial institutions must submit a SAR in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Although the Cole Memo has been rescinded, the FinCEN Memorandum technically remains intact; however, it is unclear whether the current administration will continue to follow the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

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

For example, we believe that California’s taxation of regulated cannabis at local and state governmental levels and ineffective enforcement policy with respect to illicit cannabis sales have significantly limited the growth and profitability of operators in that state. According to Global Go Analytics, the illicit market for cannabis remains a much larger portion of overall sales in the state, and state and local authorities have assessed significant taxes on regulated cannabis products, both of which have had the impact of significantly limiting the growth and profitability for operators in the state’s regulated cannabis market. This also extends beyond California, with reports coming from states like Oregon, Massachusetts, and New York that buyers are turning to the illicit cannabis market to avoid state sales taxes. These states report difficulties in enforcement as well, allowing the illicit market to thrive, and limiting the growth and profitability for operators in the regulated markets of those states.

Recently, many states have also experienced significant declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others. As a result, certain regulated cannabis operators have consolidated operations or shuttered certain operations to reduce costs, which if prolonged, could have a material negative impact on operators’ demand for regulated cannabis facilities, including our existing tenants.

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

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by FinCEN clarified how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. However, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Further, prosecution of financial institutions of offenses under the Bank Secrecy Act based on transactions involving cannabis proceeds does not require an underlying cannabis-related conviction under federal or state law. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It remains unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

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

In August 2023, HHS recommended to the DEA that cannabis be reclassified from a Schedule I drug to a Schedule III drug under the CSA. HHS based this recommendation on an FDA review of cannabis’ classification pursuant to President Biden’s executive order in October 2022. On May 16, 2024, the DEA issued a Notice of Proposed Rulemaking, which proposed to schedule cannabis as a Schedule III substance under the CSA. During the 60-day comment period that followed publication of the notice in the Federal Register, the majority of commenters favored either the proposed rescheduling or the complete removal of cannabis as a scheduled substance under the CSA.

The prospects for this reclassification effort under the Trump administration remain unclear. A DEA administrative law judge canceled the rulemaking hearing on this issue that was set to begin on January 21, 2025, following a series of challenges by various parties, including parties seeking to remove the DEA from the proposed rulemaking process. Since that postponement, President Trump has appointed Derek Maltz to lead the DEA. Neither Trump nor Maltz has released any official policy directive related to rescheduling. No further hearings have been scheduled beyond a status update slated for April, 2025.

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

In recent years, general financial conditions have deteriorated significantly, which has also significantly reduced our access to capital. If sustained, this would have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund draws for future improvements at existing properties.

Our Notes due 2026 and any future indebtedness reduce our cash available for distribution and may expose us to the risk of default.

As of December 31, 2024, we had outstanding $300.0 million aggregate principal amount of our Notes due 2026. Payments of principal and interest on our Notes due 2026 and borrowings that we may incur in the future, including pursuant to the Revolving Credit Facility, may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to satisfy the requirements for REIT qualification. Our level of debt and the limitations imposed on us by these debt agreements could have significant material and adverse consequences, including the following:

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

Our senior management team has broad discretion over our investments, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in periodic filings with the SEC. We rely on the senior management team’s ability to execute acquisitions and dispositions of properties, subject to the oversight and approval of our board of directors. Our senior management team is authorized to pursue acquisitions and dispositions of real estate investments in accordance with very broad investment guidelines, subject to approval of our board of directors.

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

Furthermore, we intend to file an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

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

As of December 31, 2024, 28,331,833 shares of our common stock were issued and outstanding, and we had reserved an additional 457,654 shares of common stock for future issuance under our 2016 Omnibus Incentive Plan (the “2016 Plan”). In addition, as of December 31, 2024, we had $490.0 million in shares of common stock and/or Series A Preferred Stock available for future issuance under the ATM Program. The existence of operating partnership units, shares of Series A Preferred Stock, shares of our common stock reserved for issuance under our 2016 Plan and shares available for future issuance under the ATM Program may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

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

Any repurchase of our Notes due 2026 at a discount may result in cancellation of debt income.

Any repurchase of our outstanding Notes due 2026 at a discount may result in us recognizing cancellation of debt (“COD”) income for U.S. federal income tax purposes generally in an amount equal to the discount. COD income must generally be included in our REIT taxable income. While a REIT’s COD income is not taken into account in determining whether a REIT satisfies the tax requirements mandating that certain percentages of a REIT’s gross income be from specified sources and the tax rules also provide an exception from the distribution requirement for a REIT’s “excess noncash income” (including COD income), the amount of excess noncash income is determined by a formula and may be significantly less than the amount of the REIT’s actual noncash income (including COD income). Moreover, even when a REIT’s distribution requirement is reduced by the exclusion of excess noncash income, the REIT is taxable at regular corporate income tax rates on its undistributed REIT taxable income and there may be other tax implications that could adversely affect our operations or financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “IIPR.” As of February 14, 2025, there were 32 holders of record of our common shares. This number excludes our common shares owned by stockholders holding under nominee security position listings.

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

Stock Performance Graph

The following graph shows a comparison from January 1, 2020 to December 31, 2024 of cumulative total stockholder return, calculated on a dividends reinvested basis, for Innovative Industrial Properties, Inc., the S&P 500 Stock Index, or the S&P 500, and the MSCI US REIT Index, which includes all tax-qualified equity REITs listed in the United States. Note that historic stock price performance is not necessarily indicative of future stock price performance. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Source: SNL Financial

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, we issued 28,408 shares of our common stock upon exchange by holders of $4.3 million of outstanding principal amount of our Exchangeable Senior Notes. Such shares of our common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

For information regarding our Exchangeable Senior Notes, see Note 7 “Debt” in the notes to our consolidated financial statements.

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

Overview

We are an internally-managed REIT focused on the acquisition, ownership and management of specialized industrial properties in the United States. Our properties are leased to experienced, state-licensed operators for their regulated cannabis facilities. We have leased and expect to continue to lease our properties on a triple-net lease basis, where the tenant is generally responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance.

We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2024, we had 22 full-time employees.

As of December 31, 2024, we owned 109 properties comprising 9.0 million square feet (including 666,000 rentable square feet under development/redevelopment) in 19 states. As of December 31, 2024, we had invested $2.4 billion in the aggregate (consisting of purchase price and funding of draws for improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $38.3 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $38.3 million committed to fund draws to certain tenants and vendors for improvements at our properties, $11.4 million was incurred but not funded as of December 31, 2024.

Of these properties, we include 106 properties in our operating portfolio, which were 98.3% leased as of December 31, 2024, with a weighted-average remaining lease term of 13.7 years.

We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of December 31, 2024, and together are expected to comprise 491,000 rentable square feet upon completion of development/redevelopment):

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

The properties that we acquire consist of primarily real estate assets that support the regulated cannabis industry. Most states where we own properties issue licenses for cannabis operations for a limited period. If one or more of our tenants are unable to renew or otherwise maintain their licenses or other state and local authorizations necessary to continue its cannabis operations, such tenants may default on their lease payments to us. Current unfavorable market dynamics in the regulated cannabis industry have adversely affected our ability to re-lease properties upon tenant defaults at the rental rates we currently receive and, in some cases, for prolonged periods. See the section entitled “Business – Tenant Concentration” for a discussion of our recent tenant defaults. Furthermore, changes in federal law and current favorable state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties.

Conditions in Our Markets

Positive or negative changes in regulatory, economic or other conditions, drought, and natural disasters in the markets where we acquire properties may affect our overall financial performance.

Our tenants primarily operate in the regulated cannabis industry. Market dynamics and the regulatory regime in the states where they operate create challenges that impact our tenants’ businesses and may decrease future demand for regulated cannabis cultivation and production facilities. These challenges include federal, state and local taxation burdens; ineffective enforcement policies with respect to the illicit cannabis market; declines in unit pricing for regulated cannabis products; limited access to capital; and inflation and supply chain constraints. The resulting adverse impact on the Company’s and our tenants’ financial condition, results of operations, and cash flows depends on the extent and duration of these challenges in the regulated cannabis markets where we own properties, which are further described below.

Market Dynamics in Regulated Cannabis State Programs

States vary significantly in their market dynamics, driven by many factors, including, but not limited to, regulatory frameworks, enforcement policies with respect to illicit, unlicensed cannabis operations, taxation and licensing structures. Ineffective enforcement policies with respect to illicit cannabis sales in a particular state may significantly limit the growth and profitability of operators in that state’s regulated cannabis market.

Unit Pricing for Regulated Cannabis Products

Many states have experienced declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others, which compresses operating margins for operators. As a result, certain regulated cannabis operators have consolidated operations or shuttered certain operations to reduce costs, which could have a negative impact on operators’ demand for regulated cannabis facilities, including our existing tenants.

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

Driven in part by overall macroeconomic conditions, since 2021 capital availability has declined for regulated cannabis operators. According to Viridian Capital Advisors (“Viridian”), worldwide cannabis capital raises in 2024 increased slightly over 2023, with less than $2.3 billion in total capital raises, versus over $1.9 billion in 2023, $4.3 billion in 2022 and over $12.0 billion in 2021. Also, according to Viridian, mergers and acquisitions activity in the North American regulated cannabis industry declined in 2024 to $1.2 billion, down from $1.8 billion in 2023.

Capital raising activities by U.S. REITs continued to increase in 2024 with $85 billion of capital raised compared to $62 billion in 2023. According to the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), U.S. REIT 2024 capital raising was higher than 2022 and 2023, but remained lower than 2019-2021 levels.

Significant Tenants and Concentrations of Risk

As of December 31, 2024, we owned 109 properties located in 19 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At December 31, 2024, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at December 31, 2024. See Note 2 “Summary of Significant Accounting Policies and Procedures” in the notes to the consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the year ended December 31, 2024.

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

Results of Operations

Investments

See Note 6 “Investments in Real Estate” in the notes to the consolidated financial statements for information regarding our investments in real estate and property portfolio activity during the year ended December 31, 2024. In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Vertical for $16.2 million (excluding transaction costs) with a secured loan for $16.1 million with the buyer of the properties. The transaction did not qualify for recognition as a completed sale since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred. All consideration received, as well as any future payments, from the buyer is recognized as a deposit liability and is included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been met. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with gross carrying values of $3.4 million and $13.9 million, respectively, and accumulated depreciation of $2.0 million as of December 31, 2024, remain on the consolidated balance sheets, and the buildings and improvements continue to be depreciated. During the year ended December 31, 2024, we received cash interest payments of $1.1 million, which has been recorded as a liability as of December 31, 2024.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024, for a comparison of the years ended December 31, 2023 and December 31, 2022.

Comparison of the Years Ended December 31, 2024 and 2023 (in thousands)

	Years Ended December 31,
	2024	2023	Change
Revenues:
Rental (including tenant reimbursements)	$306,936	$307,349	$(413)
Other	1,581	2,157	(576)
Total revenues	308,517	309,506	(989)

Expenses:
Property expenses	28,472	24,893	3,579
General and administrative expense	37,444	42,832	(5,388)
Depreciation and amortization expense	70,807	67,194	3,613
Total expenses	136,723	134,919	1,804
Gain (loss) on sale of real estate	(3,449)	—	(3,449)
Income from operations	168,345	174,587	(6,242)
Interest income	10,988	8,446	2,542
Interest expense	(17,672)	(17,467)	(205)
Gain (loss) on exchange of Exchangeable Senior Notes	—	22	(22)
Net income	161,661	165,588	(3,927)
Preferred stock dividends	(1,804)	(1,352)	(452)
Net income attributable to common stockholders	$159,857	$164,236	$(4,379)

Revenues

Rental Revenues. Rental revenues for the year ended December 31, 2024 were $306.9 million, compared to $307.4 million for the year ended December 31, 2023, reflecting a decrease of $0.4 million or less than 1%. This decrease in rental revenues was primarily related to certain properties we took back possession of or sold since 2023, lease amendments that adjusted and deferred rent for certain properties, partial payment of rent by certain tenants and two leases that were classified as sale-type leases starting in January 2024 where rental revenue collected is recognized as a deposit liability and is included in other liabilities in our consolidated balance sheet as of December 31, 2024. The decrease was partially offset by the $3.9 million disposition-contingent lease termination fee that was received in connection with the sale of our property in Los Angeles, California, amendments to leases for additional improvement allowances at existing properties that resulted in adjustments to rent, revenue from the two properties we acquired in 2024 and contractual rent escalations on our other existing properties.

For the year ended December 31, 2024, we applied $7.7 million of security deposits for payment of contractual rent on properties leased to six tenants. For the year ended December 31, 2023, we applied $8.7 million of security deposits for payment of contractual rent on properties leased to five tenants.

Rental revenues for the year ended December 31, 2024 were negatively impacted by non-collection of rent from properties in our operating portfolio totaling $5.5 million.

While we have re-leased several properties that we regained possession of, the rent commencement on certain of these properties is contingent on the tenants obtaining the requisite approvals to operate. We have also granted temporary rent abatements in certain instances as tenants transition into the properties and commence operations. As a result, we do not expect to recognize rental revenue from those properties until such events have occurred.

Other Revenues. Other revenues for the years ended December 31, 2024 and 2023 consist of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting. The decrease in other revenues for the year ended December 31, 2024 was primarily due to non-collection of $0.6 million in rent from one property, partially offset by the application of $0.2 million of security deposits.

Expenses

Property Expenses. Property expenses for the year ended December 31, 2024 increased by $3.6 million, or 14%, to $28.5 million, compared to $24.9 million for the year ended December 31, 2023. The increase was primarily due to additional investment in existing properties, which resulted in higher property tax that we paid for our properties, as well as higher property expenses related to properties that we have regained possession of but not yet leased. Property expenses related to leased properties are generally reimbursable to us by the tenants under the terms of the leases.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2024 decreased by $5.4 million, or 13%, to $37.4 million, compared to $42.8 million for the year ended December 31, 2023. The decrease in general and administrative expense was primarily due to lower tenant litigation-related expense incurred, which decreased by $1.8 million compared to 2023, and lower compensation to employees compared to the prior year. The lower compensation was primarily due to the expiration of the performance share units (“PSUs”) granted in 2021 on December 31, 2023 (which were forfeited in their entirety as they failed to meet the threshold for any payout as of that date) resulting in a decrease of $4.0 million in PSU related stock-based compensation, which was partially offset by an increase to non-PSU related stock-based compensation for employees and directors.

Compensation expense for the year ended December 31, 2024 and 2023 included $17.3 million and $19.6 million, respectively, of non-cash stock-based compensation.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2024 increased by $3.6 million, or 5%, to $70.8 million, compared to $67.2 million for the year ended December 31, 2023. The increase in depreciation and amortization expense was primarily related to depreciation on the two properties we acquired in 2024 and the placement into service of construction and improvements at certain of our properties.

Loss on Sale of Real Estate. Amount relates to the sale of one property in Los Angeles, California (see Note 6 “Investments in Real Estate” to our consolidated financial statements included in this report for more information).

Interest Income. Interest income for the year ended December 31, 2024 increased by $2.6 million, or 30%, to $11.0 million, compared to $8.4 million for the year ended December 31, 2023. The increase in interest income was primarily due to an additional $3.3 million of interest received on our construction loan, which was partially offset by a $0.7 million decrease to interest earned on our interest-bearing cash and cash equivalents and short-term investments.

Interest Expense. Interest expense primarily consists of interest on our Notes due 2026. The increase to interest expense was due to a $0.3 million increase of non-cash interest expense related to the Revolving Credit Facility, which was partially offset by a decrease in interest expense on our Exchangeable Senior Notes as a result of their maturity in February 2024.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 8, “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$258,446	$255,543	$2,903
Net cash provided by (used in) investing activities	(55,996)	(6,788)	(49,208)
Net cash provided by (used in) financing activities	(197,904)	(195,628)	(2,276)
Ending cash, cash equivalents and restricted cash	146,245	141,699	4,546

Operating Activities

Cash flows provided by operating activities for the years ended December 31, 2024 and 2023 were $258.4 million and $255.5 million, respectively. Cash flows provided by operating activities were generally from contractual rent and tenant reimbursements from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased. The increase in cash flows provided by operating activities from 2023 to 2024 was primarily due to the $3.9 million disposition-contingent lease termination fee that was received concurrently with the sale of our property in Los Angeles, California.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2024 included $82.6 million of purchases of investments in real estate, funding of draws for improvements and construction, and funding of construction loan and other investments in the aggregate, partially offset by $9.1 million in proceeds related to the sale of our Los Angeles, California property and $17.5 million of net maturities of short-term investments.

Cash flows used in investing activities for the year ended December 31, 2023 included $189.0 million of purchases of investments in real estate, funding of draws for improvements and construction, and funding of construction loan and other investments in the aggregate, partially offset by $182.2 million of net maturities of short-term investments.

The year-over-year decrease in purchases of investments in real estate, funding of draws for improvements and construction, and funding of construction loan and other investments was due to smaller acquisitions and lower development activities as certain projects were completed during 2024.

Financing Activities

Cash flows used in financing activities for the year ended December 31, 2024 were $197.9 million, primarily related to dividend payments of $213.5 million to common and preferred stockholders, principal payment on the Exchangeable Senior Notes of $4.4 million, and $1.4 million related to the net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees and payment of deferred financing costs, partially offset by $11.8 million in net proceeds from the issuance of our common stock and $9.6 million in net proceeds from the issuance of our Series A Preferred Stock pursuant to our ATM program.

Cash flows used in financing activities for the year ended December 31, 2023 were $195.6 million, primarily related to dividend payments of $204.1 million to common and preferred stockholders and $1.1 million related to the net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees and payment of deferred financing costs, partially offset by $9.6 million in net proceeds from the issuance of our common stock.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, service our Notes due 2026 and meet other general business needs.

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

In July 2022, Kings Garden defaulted on its obligations to pay rent at all of the properties that Kings Garden leases from us. In September 2023, we regained possession of the four remaining properties that Kings Garden had occupied, where Kings Garden paid stipulated rent during its period of occupancy until September 20, 2023. In November 2022, Parallel defaulted on its obligations to pay rent at one of our properties in Pennsylvania, and we regained possession of that property in October 2023. Also in November 2022, Green Peak defaulted on its obligations to pay rent at one of our properties in Michigan. During 2023, a receiver was appointed over substantially all of Green Peak’s assets, and we regained possession of one property that was under redevelopment as a regulated cannabis cultivation and processing facility and three retail properties in Michigan. In February 2024, we regained possession of the remaining regulated cannabis cultivation and processing facility that was leased to Green Peak. In February 2023, Parallel also defaulted on its obligations to pay rent at one of our properties in Texas, and we regained possession of that property in March 2023.

In May 2024, Temescal Wellness defaulted on its obligations to pay rent at one of our properties in Massachusetts and we regained possession of that property in September 2024.

In December 2024, PharmaCann defaulted on its obligations to pay rent for the month of December under six of its eleven leases for properties located in Illinois, Massachusetts, Michigan, New York, Ohio and Pennsylvania. December rent, including base rent, property management fees and estimated tax and insurance payments, totaled $4.3 million for these six properties. In January 2025, we entered into lease amendments with PharmaCann with respect to nine of its leases for properties located in New York, Illinois, Pennsylvania, Ohio, and Colorado. Those amendments reduced cumulative total base rent from $2.8 million per month to $2.6 million per month, with cash rent payments commencing February 1, 2025, and provided for pro-rata replenishment of security deposits over thirty-six months commencing February 1, 2027. We also entered into amendments with PharmaCann with respect to two of its leases for cultivation properties in Michigan and Massachusetts. Those amendments provide that monthly base rent of $1.3 million for these two properties will be abated in full effective February 1, 2025 and, if the properties have not been transitioned to new tenant(s) by August 1, 2025, we will regain full control over the properties. We applied security deposits held by us pursuant to all of the PharmaCann leases for the payment in full of all defaulted rent for December 2024 and January 2025 and certain penalties. If PharmaCann is not able to refinance its existing senior secured credit facility maturing June 30, 2025, all modifications to our leases with PharmaCann described above will immediately be null and void and the leases will revert to the terms in effect as of January 1, 2025.

We directly pay for all property insurance and most property taxes, which are typically reimbursed to us by our tenants. Some tenants have elected to pay property taxes directly. From time to time, we incur non-reimbursed property-level operating costs when properties become vacant and are being re-marketed or re-positioned. These costs vary quarterly based on vacancy levels and underperforming properties. Additionally, for properties that are not leased and are under development or redevelopment, we may invest significant capital to prepare them for their intended use and re-leasing. For the year ended December 31, 2024, property expenses included $4.1 million in non-reimbursed costs related to vacant properties or non-payment.

To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets along with draws on our Revolving Credit Facility. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured obligations, and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes which matured in February 2024. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of December 31, 2024. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating. We, or our affiliates, may at any time and from time to time, purchase our Notes due 2026 for cash through open market purchases, privately negotiated transactions, a tender offer or otherwise. Such purchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

In February 2024, we issued 28,408 shares of our common stock and paid $4.3 million in cash upon exchange by holders of $4.3 million principal amount of Exchangeable Senior Notes and paid off the remaining $0.1 million principal amount, in accordance with terms of the indenture for the Exchangeable Senior Notes.

In May 2024, we terminated the previously existing “at-the-market” offering program (the “Prior ATM Program”) and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”), including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. During the year ended December 31, 2024, we sold 123,224 shares of our common stock pursuant to the Prior ATM Program for net proceeds of $11.8 million. During the year ended December 31, 2024, we sold 402,673 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $9.6 million.

We intend to file an automatic shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants, debt securities of our Operating Partnership and other securities to the extent necessary or advisable to meet our liquidity needs.

On October 23, 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and was most recently amended in November 2024 to increase aggregate commitments for secured revolving loans to $87.5 million (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. There were no amounts outstanding under the Loan Agreement as of December 31, 2024. See Note 7 “Debt” to our consolidated financial statements included in this report for more information.

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

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2024, we declared cash dividends on our common stock totaling $7.52 per share, and cash dividends on our Series A Preferred Stock totaling $2.25 per share. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Notes due 2026, and make accretive new investments.

	Year Ended December 31,
	2024	2023	2022
Ordinary income distributions	$7.440000	$7.700000	$6.929636
Long-term capital gain distributions(1)	—	—	0.100364
Total	$7.440000	$7.700000	$7.030000

(1)	Unrecaptured Section 1250 Gain of $0.058864 represents additional characterization of and is part of long-term capital gain distributions for the year ended December 31, 2022.

The common stock distribution with a record date of December 31, 2024 was a split-year distribution, with $0.83 allocable to 2024 for federal income tax purposes and $1.07 allocable to 2025 for federal income tax purposes. The common stock distribution with a record date of December 29, 2023 was a split-year distribution, with $0.83 allocable to 2023 for federal income tax purposes and $0.99 allocable to 2024 for federal income tax purposes. The common stock distribution with a record date of December 30, 2022 was a split-year distribution, with $0.33 allocable to 2022 for federal income tax purposes and $1.47 allocable to 2023 for federal income tax purposes.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2024 (in thousands):

Payments Due
by Year	Notes due 2026	Interest	Office Rent	Total
2025	$—	$16,500	$526	$17,026
2026	300,000	6,646	543	307,189
2027	—	—	45	45
2028	—	—	—	—
2029	—	—	—	—
Thereafter	—	—	—	—
Total	$300,000	$23,146	$1,114	$324,260

As of December 31, 2024, we had (1) $37.1 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease; (2) $1.2 million outstanding in commitments related to contract with vendors for improvements at our properties; and (3) $0.2 million outstanding in commitments to fund a construction loan. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, there is no explicit time frame for incurring the obligations related to our contracts with vendors, and construction loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.

There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2024. See Note 7 “Debt” to our consolidated financial statements included in this report for more information.

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

Other than for the three months ended December 31, 2024, September 30, 2024 and June 30, 2024, FFO (diluted), Normalized FFO, AFFO and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock.

For the three months ended September 30 and June 30, 2024, 25,352 shares and 20,713 shares, respectively, issuable upon vesting of the PSUs were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of the respective periods. No shares were issuable upon vesting of the PSUs for all other periods presented, as the performance thresholds for vesting of the PSUs were not met as measured as of the end of those respective periods.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2024	2023	2022
Net income attributable to common stockholders	$159,857	$164,236	$153,034
Real estate depreciation and amortization	70,807	67,194	61,303
Loss (gain) on sale of real estate	—	—	(3,601)
Disposition-contingent lease termination fee, net of loss on sale of real estate(1)	(451)	—	—
FFO attributable to common stockholders (basic)	230,213	231,430	210,736
Cash and non-cash interest expense on Exchangeable Senior Notes	28	219	546
FFO attributable to common stockholders (diluted)	230,241	231,649	211,282
Financing expense	—	—	367
Litigation-related expense	788	2,480	3,010
Loss (gain) on exchange of Exchangeable Senior Notes	—	(22)	125
Normalized FFO attributable to common stockholders (diluted)	231,029	234,107	214,784
Interest income on seller-financed note(2)	1,104	1,342	—
Deferred lease payments received on sales-type leases(3)	4,938	—	—
Stock-based compensation	17,317	19,581	17,507
Non-cash interest expense	1,664	1,375	1,255
Above-market lease amortization	92	92	91
AFFO attributable to common stockholders (diluted)	$256,144	$256,497	$233,637
FFO per common share – diluted	$8.07	$8.20	$7.64
Normalized FFO per common share – diluted	$8.10	$8.29	$7.76
AFFO per common share – diluted	$8.98	$9.08	$8.45
Weighted average common shares outstanding – basic	28,226,402	27,977,807	27,345,047
Restricted stock and RSUs	294,780	196,821	116,046
Dilutive effect of Exchangeable Senior Notes	9,468	81,169	202,076
Weighted average common shares outstanding – diluted	28,530,650	28,255,797	27,663,169

(1)Amount reflects the $3.9 million disposition-contingent lease termination fee received concurrently with the sale of our property in Los Angeles, California, net of the loss on sale of real estate of $3.4 million (see Note 6 “Investments in Real Estate” to our consolidated financial statements included in this report for more information).
(2)Amount reflects the non-refundable interest paid on the seller-financed note issued to us by the buyer in connection with our disposition of a portfolio of four properties in southern California previously leased to affiliates of Vertical, which is recognized as a deposit liability and is included in other liabilities in our consolidated balance sheet as of December 31, 2024 and 2023, as the transaction did not qualify for recognition as a completed sale.
(3)Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our consolidated balance sheets as of December 31, 2024, as the transaction did not qualify for recognition as a completed sale (see Note 2 “Lease Accounting” to our consolidated financial statements included in this report for more information). Prior to the lease modifications on January 1, 2024, which extended the initial lease terms, the leases were classified as operating leases and the lease payments received were recognized as rental revenue and therefore, included in net income attributable to common stockholder.

The tables below are reconciliations of quarterly net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the years ended December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended(1)
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net income attributable to common stockholders	$39,461	$39,651	$41,655	$39,090
Real estate depreciation and amortization	18,240	17,944	17,473	17,150
Disposition-contingent lease termination fee, net of loss on sale of real estate(2)	—	—	(451)	—
FFO attributable to common stockholders (basic)	57,701	57,595	58,677	56,240
Cash and non-cash interest expense on Exchangeable Senior Notes	—	—	—	28
FFO attributable to common stockholders (diluted)	57,701	57,595	58,677	56,268
Litigation-related expense	268	210	164	146
Normalized FFO attributable to common stockholders (diluted)	57,969	57,805	58,841	56,414
Interest income on seller-financed note(3)	30	268	403	403
Deferred lease payments received on sales-type leases(4)	568	1,452	1,462	1,456
Stock-based compensation	4,315	4,316	4,371	4,315
Non-cash interest expense	456	419	401	388
Above-market lease amortization	23	23	23	23
AFFO attributable to common stockholders (diluted)	$63,361	$64,283	$65,501	$62,999
FFO per common share – diluted	$2.02	$2.02	2.06	1.98
Normalized FFO per common share – diluted	$2.03	$2.02	2.06	1.98
AFFO per common share – diluted	$2.22	$2.25	2.29	2.21
Weighted-average common shares outstanding – basic	28,254,565	28,254,565	28,250,843	28,145,017
Restricted stock and RSUs	299,770	299,770	300,582	278,890
PSUs	—	25,352	20,713	—
Dilutive effect of Exchangeable Senior Notes	—	—	—	38,079
Weighted-average common shares outstanding – diluted	28,554,335	28,579,687	28,572,138	28,461,986

	Three Months Ended(1)
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Net income attributable to common stockholders	$41,295	$41,256	$40,931	$40,754
Real estate depreciation and amortization	17,098	16,678	16,704	16,714
FFO attributable to common stockholders (basic)	58,393	57,934	57,635	57,468
Cash and non-cash interest expense on Exchangeable Senior Notes	50	50	50	69
FFO attributable to common stockholders (diluted)	58,443	57,984	57,685	57,537
Litigation-related expense	152	1,112	670	546
Loss (gain) on exchange of Exchangeable Senior Notes	—	—	—	(22)
Normalized FFO attributable to common stockholders (diluted)	58,595	59,096	58,355	58,061
Interest income on seller-financed note(3)	403	402	403	134
Stock-based compensation	4,934	4,934	4,884	4,829
Non-cash interest expense	383	335	331	326
Above-market lease amortization	23	23	23	23
AFFO attributable to common stockholders (diluted)	$64,338	$64,790	$63,996	$63,373
FFO per common share – diluted	$2.07	2.05	2.04	2.04
Normalized FFO per common share – diluted	$2.07	2.09	2.07	2.06
AFFO per common share – diluted	$2.28	2.29	2.26	2.25
Weighted-average common shares outstanding – basic	27,996,393	27,983,004	27,981,517	27,949,747
Restricted stock and RSUs	206,667	206,919	201,462	171,741
Dilutive effect of Exchangeable Senior Notes	76,774	75,682	74,260	102,210
Weighted-average common shares outstanding – diluted	28,279,834	28,265,605	28,257,239	28,223,698

(1)	The sum of quarterly financial data may vary from annual data due to rounding and differences in the dilutive effect of potentially issuable shares of each reporting period.
(2)	Amount reflects the $3.9 million disposition-contingent lease termination fee received concurrently with the sale of our property in Los Angeles, California, net of the loss on sale of real estate of $3.4 million (see Note 6 “Investments in Real Estate” to our consolidated financial statements included in this report for more information)

(3)	Amount reflects the non-refundable interest paid on the seller-financed note issued to us by the buyer in connection with our disposition of a portfolio of four properties in southern California previously leased to affiliates of Vertical, which is recognized as a deposit liability and is included in other liabilities in our consolidated balance sheets as of December 31, 2024 and 2023, as the transaction did not qualify for recognition as a completed sale.
(4)	Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our consolidated balance sheets as of December 31, 2024, as the transaction did not qualify for recognition as a completed sale (see Note 2 “Lease Accounting” to our consolidated financial statements included in this report for more information). Prior to the lease modifications on January 1, 2024, which extended the initial lease terms, the leases were classified as operating leases and the lease payments received were recognized as rental revenue and therefore, included in net income attributable to common stockholders.

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

Lease Accounting

We account for our leases under Accounting Standards Codification 842, Leases, which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates relating to the unguaranteed residual value of the assets at the end of the non-cancelable lease term. A decrease of 5% in the estimated unguaranteed residual value of our properties would result in a change to the lease classification of one lease that was modified during the year ended December 31, 2024.

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

For each property where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the years ended December 31, 2024, 2023 and 2022. Significant adverse changes in the critical accounting estimates and judgements used in the impairment evaluation would need to occur for the undiscounted cash flows over the holding period to be less than the carrying value for each operating property evaluated as of December 31, 2024.

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

Interest Rate Risk

As of December 31, 2024, we had $300.0 million principal amount of Notes due 2026 outstanding at a fixed interest rate of 5.50%, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume. In recent years, the commercial real estate market generally has experienced significant disruptions from, among other things, significant increases in interest rates and changing tenant preferences for space. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. As of December 31, 2024, we had no outstanding borrowings on our Revolving Credit Facility.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, our management has evaluated, under supervision of the audit committee of the board of directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2024 (the end of the period covered by this Annual Report).

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2024, were effective. BDO USA, P.C. has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on Internal Control over Financial Reporting

We have audited Innovative Industrial Properties, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule, and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

San Diego, California

February 21, 2025

ITEM 9B. OTHER INFORMATION

(b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSEPCTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Information About our Executive Officers and Directors

Our executive officers as of February 21, 2025, along with their positions and offices held with the Company, are as follows:

Name	Position
Alan Gold	Executive Chairman and Director
Paul Smithers	President, Chief Executive Officer and Director
David Smith	Chief Financial Officer and Treasurer

In addition to Messrs. Gold and Smithers, our directors as of February 21, 2025, and their principal occupations or current employment are as follows:

Name	Position
Gary Kreitzer	Retired Executive Vice President and General Counsel; Co-Founder of three publicly traded REITs
Mary Curran	Retired Executive Vice President and Corporate Banking Chief Risk Officer MUFG Union Bank, N.A., Member of the Board of Directors of Banc of California, Inc. and Hunter Industries, Inc.
Scott Shoemaker	Practicing orthopedic surgeon for Kaiser Permanente
David Stecher	Managing Director at CapAcquity LLC

Code of Ethics and Code of Conduct

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website (www.innovativeindustrialproperties.com). We do not incorporate the information on our website into this Annual Report on Form 10-K and you should not consider any such information that can be accessed through our website as part of this Annual Report. We intend to disclose any amendments to certain provisions of our Code of Business Conduct and Ethics, or any waivers of those provisions, as required by the listing rules of the New York Stock Exchange, the rules and regulations of the SEC and applicable law on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management, our equity compensation plans and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULE

(a)(1) and (2) Financial Statements and Schedule:

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.

(3) Exhibits

Exhibit Number	Description of Exhibit
3.1

Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary Classifying Innovative Industrial Properties, Inc.’s 9.00% Series A Cumulative Redeemable Preferred Stock).(1)

3.2

Articles Supplementary to the Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary Classifying Innovative Industrial Properties, Inc.’s 9.00% Series A Cumulative Redeemable Preferred Stock).(2)

3.3	Third Amended and Restated Bylaws of Innovative Industrial Properties, Inc.(3)
4.1	Form of Certificate for Common Stock.(4)
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

4.4*	Innovative Industrial Properties, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(8)
10.2+	2016 Omnibus Incentive Plan.(8)
10.3+	Form of Restricted Stock Award Agreement for Officers.(9)
10.4+	Form of Restricted Stock Award Agreement for Directors.(9)
10.5+	Form of Restricted Stock Unit Award Agreement.(10)
10.6+	Form of 2021 Performance Share Unit Award Agreement.(11)
10.6+	Form of 2022 Performance Share Unit Award Agreement.(12)
10.7+	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(4)
10.8+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(13)
10.9+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(13)
10.10+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(13)
10.11+	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(14)
10.12+	Severance and Change of Control Agreement dated as of March 29, 2023 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and David Smith.(15)
10.13+	Director Compensation Policy.(11)
10.14+	Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan.(16)

10.15

Registration Rights Agreement, dated as of May 25, 2021, among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP, the Subsidiary Guarantors set forth on the signature page thereto and BTIG, LLC, as representative of the initial purchasers.(6)

19.1*	Innovative Industrial Properties, Inc. Insider Trading Compliance Program.
21.1*	List of Subsidiaries of Innovative Industrial Properties, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Innovative Industrial Properties, Inc. Compensation Recovery Policy.(17)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.

+Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020.
(2)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 24, 2024.
(3)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on December 8, 2022.
(4)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.
(5)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on February 21, 2019.
(6)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2021.
(7)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on October 17, 2016.
(8)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(9)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2020.
(10)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2021.
(11)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 12, 2022.
(12)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(13)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(14)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on March 30, 2023.
(15)	Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2019.
(16)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023.
(17)	Incorporated by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

Dated February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan Gold	Executive Chairman	February 21, 2025
Alan Gold

/s/ Gary Kreitzer	Vice Chairman	February 21, 2025
Gary Kreitzer

/s/ Mary Curran	Director	February 21, 2025
Mary Curran

/s/ Paul Smithers	President, Chief Executive Officer and	February 21, 2025
Paul Smithers	Director

/s/ Scott Shoemaker	Director	February 21, 2025
Scott Shoemaker

/s/ David Stecher	Director	February 21, 2025
David Stecher

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Innovative Industrial Properties, Inc.

Park City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Industrial Properties, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Real Estate Acquisitions - Fair Value of Assets Acquired

As described in Note 6 to the consolidated financial statements, the Company completed two real estate property acquisitions, which totaled approximately $18.6 million during the year ended December 31, 2024. As described in Note 2 to the consolidated financial statements, the assets acquired are initially measured based upon their relative fair values. The Company may engage third-party valuation specialists to assist in the estimation of the fair value of land by reviewing comparable sales within the same submarket and/or region, and the estimation of the fair value of buildings and improvements as if the property was vacant utilizing a direct capitalization approach and a current replacement costs approach and takes into consideration other relevant market data.

We identified the estimation of the fair values used in the allocation of the land and buildings and improvements acquired for the two 2024 property acquisitions as a critical audit matter. The principal considerations for our determination included significant judgments used to evaluate certain assumptions used in the fair values of land and buildings and improvements acquired, including the comparable sales of land, and current replacement cost of the buildings and improvements for the two real estate asset acquisitions. Auditing these elements involved a high degree of auditor judgment and subjectivity due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing personnel with specialized knowledge and skills in valuation to assist in the evaluation of the fair values used in the allocation of land and buildings and improvements acquired, including the comparable sales of land, and current replacement cost of the buildings and improvements taking into consideration the comparison of these assumptions to market data.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2016.

San Diego, California

February 21, 2025

Innovative Industrial Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
Assets	2024	2023
Real estate, at cost:
Land	$146,772	$142,524
Buildings and improvements	2,230,807	2,108,218
Construction in progress	62,393	117,773
Total real estate, at cost	2,439,972	2,368,515
Less accumulated depreciation	(271,190)	(202,692)
Net real estate held for investment	2,168,782	2,165,823
Construction loan receivable	22,800	22,000
Cash and cash equivalents	146,245	140,249
Restricted cash	—	1,450
Investments	5,000	21,948
Right of use office lease asset	946	1,355
In-place lease intangible assets, net	7,385	8,245
Other assets, net	26,889	30,020
Total assets	$2,378,047	$2,391,090

Liabilities and stockholders’ equity
Liabilities:
Exchangeable Senior Notes, net	$—	$4,431
Notes due 2026, net	297,865	296,449
Building improvements and construction funding payable	10,230	9,591
Accounts payable and accrued expenses	10,561	11,406
Dividends payable	54,817	51,827
Rent received in advance and tenant security deposits	57,176	59,358
Other liabilities	11,338	5,056
Total liabilities	441,987	438,118
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, liquidation preference of $25.00 per share, 1,002,673 and 600,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	23,632	14,009
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,331,833 and 28,140,891 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	28	28
Additional paid-in capital	2,124,113	2,095,789
Dividends in excess of earnings	(211,713)	(156,854)
Total stockholders’ equity	1,936,060	1,952,972
Total liabilities and stockholders’ equity	$2,378,047	$2,391,090

See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Rental (including tenant reimbursements)	$306,936	$307,349	$274,377
Other	1,581	2,157	1,982
Total revenues	308,517	309,506	276,359

Expenses:
Property expenses	28,472	24,893	10,520
General and administrative expense	37,444	42,832	38,520
Depreciation and amortization expense	70,807	67,194	61,303
Total expenses	136,723	134,919	110,343
Gain (loss) on sale of real estate	(3,449)	—	3,601
Income from operations	168,345	174,587	169,617
Interest income	10,988	8,446	3,195
Interest expense	(17,672)	(17,467)	(18,301)
Gain (loss) on exchange of Exchangeable Senior Notes	—	22	(125)
Net income	161,661	165,588	154,386
Preferred stock dividends	(1,804)	(1,352)	(1,352)
Net income attributable to common stockholders	$159,857	$164,236	$153,034
Net income attributable to common stockholders per share (Note 8):
Basic	$5.58	$5.82	$5.57
Diluted	$5.52	$5.77	$5.52
Weighted-average shares outstanding:
Basic	28,226,402	27,977,807	27,345,047
Diluted	28,530,650	28,255,797	27,663,169

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Shares of				Additional	Dividends in	Total
	Series A	Series A	Shares of	Common	Paid-In-	Excess of	Stockholders'
	Preferred Stock	Preferred Stock	Common Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2021	600,000	$14,009	25,612,541	$26	$1,672,882	$(75,218)	$1,611,699
Adjustment to opening balance upon adoption of ASU 2020-06 (Note 2)	—	—	—	—	(1,340)	728	(612)
Net income	—	—	—	—	—	154,386	154,386
Exchange of Exchangeable Senior Notes	—	—	413,166	—	26,682	—	26,682
Net proceeds from sale of common stock	—	—	1,932,813	2	351,958	—	351,960
Preferred stock dividend	—	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	—	(195,936)	(195,936)
Issuance of unvested restricted stock, net of forfeitures	—	—	14,310	—	(2,441)	—	(2,441)
Stock-based compensation	—	—	—	—	17,507	—	17,507
Balance, December 31, 2022	600,000	14,009	27,972,830	28	2,065,248	(117,392)	1,961,893
Net income	—	—	—	—	—	165,588	165,588
Exchange of Exchangeable Senior Notes	—	—	32,200	—	1,964	—	1,964
Net proceeds from sale of common stock	—	—	101,061	—	9,564	—	9,564
Preferred stock dividend	—	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	—	(203,698)	(203,698)
Issuance of unvested restricted stock, net of forfeitures	—	—	34,800	—	(568)	—	(568)
Stock-based compensation	—	—	—	—	19,581	—	19,581
Balance, December 31, 2023	600,000	14,009	28,140,891	28	2,095,789	(156,854)	1,952,972
Net income	—	—	—	—	—	161,661	161,661
Exchange of Exchangeable Senior Notes	—	—	28,408	—	—	—	—
Net proceeds from sale of preferred stock	402,673	9,623	—	—	—	—	9,623
Net proceeds from sale of common stock	—	—	123,224	—	11,757	—	11,757
Preferred stock dividend	—	—	—	—	—	(1,804)	(1,804)
Common stock dividend	—	—	—	—	—	(214,716)	(214,716)
Issuance of unvested restricted stock, net of forfeitures	—	—	39,310	—	(750)	—	(750)
Stock-based compensation	—	—	—	—	17,317	—	17,317
Balance, December 31, 2024	1,002,673	$23,632	28,331,833	$28	$2,124,113	$(211,713)	$1,936,060

See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$161,661	$165,588	$154,386
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	70,807	67,194	61,303
Loss (gain) on exchange of Exchangeable Senior Notes	—	(22)	125
Loss (gain) on sale of real estate	3,449	—	(3,601)
Other non-cash adjustments	103	111	185
Stock-based compensation	17,317	19,581	17,507
Amortization of discounts on investments	(506)	(3,198)	(2,246)
Amortization of debt discount and issuance costs	1,669	1,371	1,349
Changes in assets and liabilities
Other assets, net	126	352	(3,506)
Accounts payable, accrued expenses and other liabilities	6,002	3,924	2,717
Rent received in advance and tenant security deposits	(2,182)	642	5,911
Net cash provided by (used in) operating activities	258,446	255,543	234,130

Cash flows from investing activities
Purchases of investments in real estate	(18,666)	(34,906)	(150,090)
Proceeds from sale of real estate asset	9,100	—	23,500
Funding of draws for improvements and construction	(63,084)	(150,088)	(373,878)
Funding of construction loan and other investments	(800)	(3,979)	(21,683)
Deposits in escrow for acquisitions	—	—	(250)
Purchases of short-term investments	(45,110)	(111,872)	(388,800)
Maturities of short-term investments	62,564	294,057	515,000
Net cash provided by (used in) investing activities	(55,996)	(6,788)	(396,201)

Cash flows from financing activities
Issuance of common stock, net of offering costs	11,757	9,564	351,960
Issuance of preferred stock, net of offering costs	9,623	—	—
Principal payment on Exchangeable Senior Notes	(4,436)	—	—
Payment of deferred financing costs	(567)	(561)	—
Dividends paid to common stockholders	(211,953)	(202,711)	(183,943)
Dividends paid to preferred stockholders	(1,578)	(1,352)	(1,352)
Taxes paid related to net share settlement of equity awards	(750)	(568)	(2,441)
Net cash provided by (used in) financing activities	(197,904)	(195,628)	164,224
Net increase (decrease) in cash, cash equivalents and restricted cash	4,546	53,127	2,153
Cash, cash equivalents and restricted cash, beginning of year	141,699	88,572	86,419
Cash, cash equivalents and restricted cash, end of year	$146,245	$141,699	$88,572

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of interest capitalized	$16,051	$16,125	$17,247
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$9,722	$8,385	$29,376
Deposits applied for acquisitions	—	250	25
Accrual for common and preferred stock dividends declared	54,817	51,827	50,840
Reclassification from other assets to real estate held for investment	3,152	—	—
Exchange of Exchangeable Senior Notes for common stock	—	2,000	26,682
Operating lease liability for obtaining right of use asset	—	—	1,017

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

Reportable Segment. We have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated using consistent business strategies. Our chief operating decision maker (“CODM”) reviews financial information for our entire consolidated operations when making decisions related to assessing our operating performance. See Note 12 “Segment Information” for additional information.

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

Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of December 31, 2024 and 2023, acquisitions of $16.8 million and $20.0 million, respectively, have been recognized as notes receivable and are included in other assets, net on our consolidated balance sheets. During the year ended December 31, 2024, a $3.2 million acquisition of real estate which previously did not satisfy the requirements for sale-leaseback accounting was reclassified to real estate held for investment as the requirements for sale-leaseback accounting were satisfied.

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

Amounts capitalized are depreciated on a straight-line basis over the estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the years ended December 31, 2024, 2023 and 2022, we recognized depreciation expense of $69.9 million, $66.3 million and $60.5 million, respectively, which are included in depreciation and amortization expense in our consolidated statements of income. We depreciate office equipment and furniture and fixtures on a straight-line basis over the estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office on a straight-line basis over the shorter of the estimated useful lives or the remaining lease term. Depreciation expense relating to our corporate assets is included in general and administrative expense in our consolidated statements of income.

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

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives. No impairment losses were recognized during the years ended December 31, 2024, 2023 and 2022.

Revenue Recognition. Our leases are triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We recognize revenue for each of the leases at our properties that are classified as operating leases on a cash basis due to the uncertain regulatory environment in the United States pertaining to the regulated cannabis industry, the limited operating history of certain tenants and the resulting uncertainty of collectability of lease payments from each tenant over the duration of the lease term. We evaluate a number of factors in our initial and ongoing assessments of collectability of lease payments for each tenant on a lease-by-lease basis, including evaluations of each tenant’s financial performance, liquidity and overall credit profile, availability and terms of capital for each tenant needed to conduct operations or refinance existing obligations, utilization rates by property and lease duration. We also consider current market conditions, impact of federal, state and local taxation and regulatory burdens and reasonable and supportable forecasts of future economic conditions. Additionally, for operating leases, contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses are included in rental revenues in the period when such costs are reimbursed by the tenants. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

For the years ended December 31, 2024, 2023 and 2022, rental revenue included the application of $7.7 million, $8.7 million and $2.7 million of security deposits for contractual rent with certain tenants.

Construction Loan. We executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $23.0 million for the development of a regulated cannabis cultivation and processing facility in California. We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. In February 2023, we amended the construction loan to provide for, among other things, an extension of the loan term to December 31, 2023. Interest on the loan accrued through March 31, 2023, with monthly payments of interest commencing April 1, 2023. In December 2023, we further amended the construction loan to extend the loan term to June 30, 2024, with an option for the borrower to extend the loan term to December 31, 2024 upon satisfaction of certain conditions and payment of an extension fee. The borrower exercised this extension option in June 2024. In November 2024, we further amended the construction loan to extend the loan term to June 30, 2025 upon satisfaction of certain conditions and payment of an extension fee. As of December 31, 2024 and 2023, we had funded $22.8 million and $22.0 million, respectively, of the construction loan. Interest income on the construction loan is recognized on a cash basis.

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

Exchangeable Notes. In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models, and convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. We adopted ASU 2020-06 on January 1, 2022 and recognized a cumulative-effect adjustment of approximately $728,000 to the opening balance of retained earnings and derecognized approximately $1.3 million of the remaining equity component relating to the outstanding principal balance of our Exchangeable Senior Notes at the date of adoption. The Exchangeable Senior Notes matured in February 2024.

Deferred Financing Costs. The deferred financing costs relating to our Exchangeable Senior Notes and Notes due 2026 are included as a reduction in the net book value of the related liability on our consolidated balance sheets. These costs are amortized as non-cash interest expense using the effective interest method over the life of the related obligations. Deferred financing costs relating to our Revolving Credit Facility are included in other assets, net on our consolidated balance sheets. These costs are being amortized on a straight-line basis and recognized as non-cash interest expense over the remaining term of the Revolving Credit Facility.

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

The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For each of the years ended December 31, 2024, 2023 and 2022, we recognized office lease expense of $0.5 million, which are included in general and administrative expense in our consolidated statements of income. For the years ended December 31, 2024, 2023 and 2022, amounts paid and classified as operating activities in our consolidated statements of cash flows for the office lease were $0.5 million, $0.5 million and $0.4 million, respectively.

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

Lease amendments are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease. In January 2024, the lease modifications for two of our leases to extend the initial term of each lease changed the lease classification from operating lease to sales-type lease that did not satisfy all the criteria for recognition as a completed sale. Accordingly, we continue to recognize the underlying assets within net real estate held for investment and all lease payments received, as well as any future lease payments, will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheets until certain criteria are met. As of December 31, 2024, we have received lease payments of $4.9 million that have been included in other liabilities on our consolidated balance sheets. The underlying assets’ land and building and improvements had a gross carrying value of $4.1 million and $28.9 million, respectively, and accumulated depreciation of $3.5 million as of December 31, 2024.

Our leases generally contain options to extend the lease terms at the prevailing market rate or at the expiring rental rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

Recent Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, measures of segment profit and loss, and disclosures of how the CODM uses the reported measure(s) of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. We adopted ASU 2023-07 for the year ending December 31, 2024 which resulted in incremental disclosures relating to reportable segment within the footnotes to our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. Under ASU 2024-03, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense). For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We expect to adopt this ASU on January 1, 2027. While the adoption is not expected to have an impact on our consolidated financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.

Concentration of Credit Risk. As of December 31, 2024, we owned 109 properties located in 19 states. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following tables set forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the years ended December 31, 2024, 2023 and 2022, including tenant reimbursements:

	For the Year Ended
	December 31, 2024
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	17%
Ascend Wellness Holdings, Inc. ("Ascend")	4	11%
Green Thumb Industries, Inc. ("Green Thumb")	3	8%
Holistic Industries, Inc. ("Holistic")	5	7%
Curaleaf Holdings, Inc. ("Curaleaf")	8	7%

	For the Year Ended
	December 31, 2023
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	15%
Ascend	4	10%
Green Thumb	3	8%
SH Parents, Inc. ("Parallel")(1)	4	7%
Curaleaf	8	7%

	For the Year Ended
	December 31, 2022
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann	11	14%
Parallel(1)	4	10%
Ascend	4	9%
Green Thumb	3	7%
Trulieve Cannabis Corp. ("Trulieve")	6	7%
(1)	We regained possession of two properties previously leased to Parallel in Texas and Pennsylvania in 2023.

In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of December 31, 2024, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of December 31, 2024. As of December 31, 2023, our largest property was located in New York and accounted for 5.4% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of December 31, 2023.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2024, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

3. Common Stock

As of December 31, 2024, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,331,833 shares of common stock issued and outstanding.

In January 2023, we entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time-to-time through an “at-the-market” offering program (the “Prior ATM Program”) up to $500.0 million in shares of our common stock.

In May 2024, we terminated the Prior ATM Program and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”), including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. See Note 4 “Preferred Stock” for information regarding the sale of Series A Preferred Stock under the ATM Program.

During the years ended December 31, 2024, 2023 and 2022, we sold 123,224 shares, 101,061 shares and 117,023 shares of our common stock pursuant to the Prior ATM Program for net proceeds of $11.8 million, $9.6 million and $21.1 million, respectively.

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

During the year ended December 31, 2024, we issued 28,408 shares of our common stock related to the exchange premium upon exchange by holders of $4.3 million of outstanding principal amount of our Exchangeable Senior Notes.

4. Preferred Stock

As of December 31, 2024, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were issued and outstanding 1,002,673 shares of 9.00% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

During the year ended December 31, 2024, we sold 402,673 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $9.6 million.

5. Dividends

The following table describes the dividends declared by the Company during the years ended December 31, 2024, 2023 and 2022:

		Amount		Dividend	Dividend
Declaration Date	Security Class	Per Share	Period Covered	Paid Date	Amount
					(In thousands)
March 14, 2022	Common stock	$1.75	January 1, 2022 to March 31, 2022	April 14, 2022	$45,830
March 14, 2022	Series A preferred stock	$0.5625	January 15, 2022 to April 14, 2022	April 14, 2022	$338
June 15, 2022	Common stock	$1.75	April 1, 2022 to June 30, 2022	July 15, 2022	$49,101
June 15, 2022	Series A preferred stock	$0.5625	April 15, 2022 to July 14, 2022	July 15, 2022	$338
September 15, 2022	Common stock	$1.80	July 1, 2022 to September 30, 2022	October 14, 2022	$50,503
September 15, 2022	Series A preferred stock	$0.5625	July 15, 2022 to October 14, 2022	October 14, 2022	$338
December 15, 2022	Common stock	$1.80	October 1, 2022 to December 31, 2022	January 13, 2023	$50,502
December 15, 2022	Series A preferred stock	$0.5625	October 15, 2022 to January 14, 2023	January 13, 2023	$338
March 15, 2023	Common stock	$1.80	January 1, 2023 to March 31, 2023	April 14, 2023	$50,725
March 15, 2023	Series A preferred stock	$0.5625	January 15, 2023 to April 14, 2023	April 14, 2023	$338
June 15, 2023	Common stock	$1.80	April 1, 2023 to June 30, 2023	July 14, 2023	$50,742
June 15, 2023	Series A preferred stock	$0.5625	April 15, 2023 to July 14, 2023	July 14, 2023	$338
September 15, 2023	Common stock	$1.80	July 1, 2023 to September 30, 2023	October 13, 2023	$50,742
September 15, 2023	Series A preferred stock	$0.5625	July 15, 2023 to October 14, 2023	October 13, 2023	$338
December 15, 2023	Common stock	$1.82	October 1, 2023 to December 31, 2023	January 12, 2024	$51,489
December 15, 2023	Series A preferred stock	$0.5625	October 15, 2023 to January 14, 2024	January 12, 2024	$338
March 15, 2024	Common stock	$1.82	January 1, 2024 to March 31, 2024	April 15, 2024	$51,957
March 15, 2024	Series A preferred stock	$0.5625	January 15, 2024 to April 14, 2024	April 15, 2024	$338
June 14, 2024	Common stock	$1.90	April 1, 2024 to June 30, 2024	July 15, 2024	$54,253
June 14, 2024	Series A preferred stock	$0.5625	April 15, 2024 to July 14, 2024	July 15, 2024	$338
September 13, 2024	Common stock	$1.90	July 1, 2024 to September 30, 2024	October 15, 2024	$54,253
September 13, 2024	Series A preferred stock	$0.5625	July 15, 2024 to October 14, 2024	October 15, 2024	$564
December 13, 2024	Common stock	$1.90	October 1, 2024 to December 31, 2024	January 15, 2025	$54,253
December 13, 2024	Series A preferred stock	$0.5625	October 15, 2024 to January 14, 2025	January 15, 2025	$564

6. Investments in Real Estate

Acquisitions

The Company made the following acquisitions during the year ended December 31, 2024 (dollars in thousands):

			Rentable	Initial
			Square	Purchase	Transaction
Property	Market	Closing Date	Feet(1)	Price	Costs	Total
Ocala	Florida	June 7, 2024	145,000	$13,000	$26	$13,026	(2)
108 Western Maryland Parkway	Maryland	October 2, 2024	23,000	5,570	70	5,640
Total			168,000	$18,570	$96	$18,666	(3)
(1)	Includes expected rentable square feet at completion of construction of certain properties.
(2)	The tenant is expected to complete improvements at the property, for which we agreed to provide funding of up to $30.0 million.
(3)	$2.8 million was allocated to land and $15.9 million was allocated to building and improvements.

Acquired In-Place Lease Intangible Assets

In-place lease intangible assets and related accumulated amortization as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024	December 31, 2023
In-place lease intangible assets	$9,979	$9,979
Accumulated amortization	(2,594)	(1,734)
In-place lease intangible assets, net	$7,385	$8,245

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our consolidated statements of income was $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The remaining weighted-average amortization period of the value of acquired in-place leases was 8.8 years, and the estimated annual amortization of the value of the acquired in-place leases as of December 31, 2024 is as follows (in thousands):

Year	Amount
2025	$860
2026	860
2027	860
2028	860
2029	860
Thereafter	3,085
Total	$7,385

Above-Market Lease

The above-market lease and related accumulated amortization included in other assets, net on our consolidated balance sheets as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024	December 31, 2023
Above-market lease	$1,054	$1,054
Accumulated amortization	(279)	(187)
Above-market lease, net	$775	$867

The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of 8.5 years. For all three years ended December 31, 2024, 2023 and 2022, the amortization of the above-market lease was $0.1 million. As of December 31, 2024, the amortization for each of the next five years is $0.1 million and $0.3 million thereafter.

Lease Amendments

In January 2024, we entered into lease amendments with subsidiaries of 4Front Ventures Corp. (“4Front”) at the four properties we lease to them in Illinois, Massachusetts and Washington, extending the term of each lease. We amended the Illinois lease to reduce base rent through September 30, 2024, defer the payback of the security deposit applicable to the lease (with the security deposit being subject to future pro-rata monthly payback), and increase the base rent for the remainder of the term commencing November 1, 2024.

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

Capitalized Costs

Including all of our properties, during the year ended December 31, 2024, we capitalized costs of $63.7 million relating to improvements and construction activities at our properties.

Property Dispositions

In November 2022, we sold one of our Pennsylvania properties that was leased to a subsidiary Maitri Holdings, LLC for $23.5 million, excluding transaction costs, and recognized a gain on sale of the property of approximately $3.6 million.

In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Medical Investor Holdings, LLC (“Vertical”) for $16.2 million (excluding transaction costs) and provided a secured loan for $16.1 million to the buyer of the properties. The loan matures on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $0.5 million of the principal balance. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheets until such time the criteria for recognition as a sale have been met. As of December 31, 2024, we received interest payments of $2.4 million. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with gross carrying values of $3.4 million and approximately $13.9 million, respectively, and accumulated depreciation of $2.0 million as of December 31, 2024, remain on the consolidated balance sheets, and the buildings and improvements continue to be depreciated.

In May 2024, we sold a property in Los Angeles, California for $9.1 million (excluding closing costs) to a third-party buyer. Concurrently with the sale, pursuant to a separate agreement previously executed between us and the tenant, the tenant paid us a lease termination fee of $3.9 million and paid for the closing and other costs incurred by us in connection with the sale of the property. In connection with this sale, during the year ended December 31, 2024, we recognized a disposition-contingent lease termination fee of $3.9 million, which is included in rental revenue (including tenant reimbursements) on our consolidated statements of income, and a loss on sale of real estate of $3.4 million.

Future Contractual Minimum Rent

Future contractual minimum rent (including base rent and property management fees) to be received on our leases as of December 31, 2024 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2025	$311,157
2026	323,281
2027	331,954
2028	338,995
2029	348,298
Thereafter	3,643,029
Total	$5,296,714

Future contractual minimum rent includes payments to be received on two sale-type leases, which will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met (see Note 2 “Lease Accounting” for further details).

7. Debt

Exchangeable Senior Notes

As of December 31, 2023, our Operating Partnership had outstanding $4.4 million of principal amount of 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes were senior unsecured obligations of our Operating Partnership, were fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and were exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The Exchangeable Senior Notes paid interest semiannually at a rate of 3.75% per annum and matured on February 21, 2024. The effective interest rate including amortization of issuance costs was 4.53%.

During the year ended December 31, 2024, we issued 28,408 shares of our common stock and paid $4.3 million in cash upon exchange by holders of $4.3 million principal amount of Exchangeable Senior Notes and paid off the remaining $0.1 million principal amount at maturity in February 2024, in accordance with terms of the indenture for the Exchangeable Senior Notes.

During the year ended December 31, 2023, we issued 32,200 shares of our common stock upon exchanges by holders of $2.0 million of outstanding principal amount of our Exchangeable Senior Notes. For the year ended December 31, 2023, we recognized a gain on the exchange totaling $22,000, resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a net non-cash increase to our additional paid-in capital account of $2.0 million for the year ended December 31, 2023.

During the year ended December 31, 2022, we issued 413,166 shares of our common stock upon exchanges by holders of $26.9 million of outstanding principal amount of our Exchangeable Senior Notes. For the year ended December 31, 2022, we recognized a loss on the exchange totaling approximately $0.1 million resulting from the difference between the fair value and carrying value of the debt as of the date of the exchange. The issuance of the shares pursuant to the exchanges resulted in a non-cash increase to our additional paid-in capital account of $26.7 million for the year ended December 31, 2022.

The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Cash coupon	$24	$182	$452
Amortization of issuance cost	5	37	94
Capitalized interest	(1)	(7)	—
Total interest expense	$28	$212	$546

The following table details the carrying value of our Exchangeable Senior Notes (in thousands):

	December 31, 2024	December 31, 2023
Principal amount	$—	$4,436
Unamortized issuance cost	—	(5)
Carrying value	$—	$4,431

Accrued interest payable for the Exchangeable Senior Notes was $49,000 as of December 31, 2023 and is included in accounts payable and accrued expenses on our consolidated balance sheets.

Notes due 2026

On May 25, 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, including the Exchangeable Senior Notes which matured in February 2024. However, the Notes due 2026 are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes due 2026 will pay interest semiannually at a rate of 5.50% per year and will mature on May 25, 2026. The terms of the Notes due 2026 are governed by an indenture, dated May 25, 2021, among the Operating Partnership, as issuer, the Company and the Operating Partnership’s subsidiaries, as guarantors, Argent Institutional Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC). The terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In connection with the issuance of the Notes due 2026, we recorded $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026. The effective interest rate including amortization of issuance costs is 6.03%.

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Cash coupon	$16,500	$16,500	$16,500
Amortization of issuance cost	1,416	1,334	1,255
Capitalized interest	(565)	(620)	—
Total interest expense	$17,351	$17,214	$17,755

The following table details the carrying value of our Notes due 2026 (in thousands):

	December 31, 2024	December 31, 2023
Principal amount	$300,000	$300,000
Unamortized issuance cost	(2,135)	(3,551)
Carrying value	$297,865	$296,449

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

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of December 31, 2024.

Accrued interest payable for the Notes due 2026 as of December 31, 2024 and 2023 was $2.1 million and is included in accounts payable and accrued expenses on our consolidated balance sheets.

Revolving Credit Facility

In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement provided $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. In November 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility were increased from $50.0 million to $87.5 million. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2024 and 2023.

In connection with the Revolving Credit Facility, we recorded $0.8 million of issuance costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. For the year ended December 31, 2024 and 2023, we recognized $0.3 million and $41,000 of non-cash interest expense related to the Revolving Credit Facility.

The following table summarizes the principal payments on our outstanding indebtedness as of December 31, 2024 (in thousands):

Payments Due
by Year	Amount
2025	$—
2026	300,000
2027	—
2028	—
2029	—
Thereafter	—
Total	$300,000

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

Through December 31, 2024, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share. As a result, distributions to participating securities have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.

The 9,468 shares, 81,169 shares and 202,076 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the years ended December 31, 2024, 2023 and 2022, respectively, and were included in the computation of diluted earnings per share.

For the years ended December 31, 2024, 2023 and 2022, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for the vesting of the PSUs were not met as measured as of the respective dates. (see Note 10 for further discussion of the PSUs).

Computations of net income per basic and diluted share were as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023	2022
Net income	$161,661	$165,588	$154,386
Preferred stock dividends	(1,804)	(1,352)	(1,352)
Distribution to participating securities	(2,254)	(1,482)	(834)
Net income attributable to common stockholders used to compute net income per share – basic	157,603	162,754	152,200
Dilutive effect of Exchangeable Senior Notes	28	212	546
Net income attributable to common stockholders used to compute net income per share – diluted	$157,631	$162,966	$152,746

Weighted-average common shares outstanding:
Basic	28,226,402	27,977,807	27,345,047
Restricted stock and RSUs	294,780	196,821	116,046
Dilutive effect of Exchangeable Senior Notes	9,468	81,169	202,076
Diluted	28,530,650	28,255,797	27,663,169
Net income attributable to common stockholders per share:
Basic	$5.58	$5.82	$5.57
Diluted	$5.52	$5.77	$5.52

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

Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.

The following table presents the carrying value and approximate fair value of financial instruments at December 31, 2024 and 2023 (in thousands):

	At December 31, 2024		At December 31, 2023

	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$5,000	$5,000	$21,948	$21,951
Investments as cash equivalents(2)	$45,714	$45,714	$15,187	$15,029
Exchangeable Senior Notes(3)	$—	$—	$4,431	$7,576
Notes due 2026(3)	$297,865	$289,077	$296,449	$278,325
Construction loan(4)	$22,800	$28,245	$22,000	$27,543
Notes receivable(5)	$16,786	$16,786	$20,028	$20,028
(1)	At December 31, 2024, investments consisting of short-term certificates of deposit with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity, stated at cost and valued using Level 2 inputs. At December 31, 2023, investments consisting of short-term obligations of the U.S. government with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity, stated at amortized cost and valued using Level 1 inputs. At December 31, 2023, the unrecognized gain was $78,000.
(2)	Investments included in cash and cash equivalents consisting of obligations of the U.S. government with an original maturity at the time of purchase of less than or equal to 90 days are classified as held-to-maturity and valued using Level 1 inputs.

(3)	The fair value is determined based upon Level 2 inputs as the Exchangeable Senior Notes and Notes due 2026 were trading in the private market. Th Exchangeable Senior Notes matured in February 2024.
(4)	The construction loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At both December 31, 2024 and 2023, the expected market yields used to determine fair value was 16.25%. Changes in market yields may change the fair value of the construction loan. Generally, an increase in market yields may result in a decrease in the fair value of the construction loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the construction loan may fluctuate from period to period. Additionally, the fair value of the construction loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.
(5)	Notes receivable relate to certain acquisitions of real estate which did not satisfy the requirements for sale-leaseback accounting (see Note 2 “Acquisition of Real Estate Properties” to our consolidated financial statements for more information). The notes receivable are categorized as Level 3 and were also valued using a yield analysis. At December 31, 2024 and 2023, the weighted average expected market yields used to determine fair values were 20.6% and 17.2%, respectively.

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

A summary of the restricted stock activity under the 2016 Plan and related information for the years ended December 31, 2024, 2023 and 2022 is included in the table below:

		Weighted-
	Restricted	Average Grant Date
	Shares	Fair Value
Nonvested balance at December 31, 2021	37,767	$92.49
Granted	24,456	$205.62
Vested	(18,051)	$91.57
Forfeited(1)	(10,146)	$69.74
Nonvested balance at December 31, 2022	34,026	$181.08
Granted	40,770	$105.85
Vested	(12,115)	$173.37
Forfeited(1)	(5,970)	$116.31
Nonvested balance at December 31, 2023	56,711	$135.46
Granted	46,752	$93.26
Vested	(18,753)	$111.84
Forfeited(1)	(7,442)	$205.15
Nonvested balance at December 31, 2024	77,268	$108.95
(1)	Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting or employees’ cessation of employment.

The remaining unrecognized compensation cost of $4.1 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of 1.7 years as of December 31, 2024. The fair value of restricted stock that vested in 2024, 2023 and 2022 was $2.6 million, $1.7 million and $6.9 million, respectively.

The following table summarizes our RSU activity for the years ended December 31, 2024, 2023 and 2022. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

		Weighted-
	Unvested	Average Grant Date
	RSUs	Fair Value
Balance at December 31, 2021	60,326	$120.24
Granted	23,351	$206.45
Balance at December 31, 2022	83,677	$144.30
Granted	66,279	$101.40
Balance at December 31, 2023	149,956	$125.34
Granted	72,546	$92.64
Balance at December 31, 2024	222,502	$114.68

The remaining unrecognized compensation cost of $6.5 million for RSU awards is expected to be recognized over an amortization period of 1.7 years as of December 31, 2024.

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

Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable performance period. For the year ended December 31, 2024, 2023 and 2022, we recognized stock-based compensation expense of $6.7 million, $10.7 million and $10.7 million, respectively, relating to PSU awards.

The PSUs granted in January 2021 were forfeited in their entirety on December 31, 2023 pursuant to the terms of the agreements, as the PSUs failed to meet the performance threshold for vesting. The PSUs granted in January 2022 were forfeited in their entirety on December 31, 2024 pursuant to the terms of the agreements, as the PSUs failed to meet the performance threshold for vesting.

11. Commitments and Contingencies

Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our consolidated balance sheet as of December 31, 2024 is presented in the table below (in thousands):

Year	Amount
2025	$526
2026	543
2027	45
2028	—
2029	—
Total future contractual lease payments	1,114
Effect of discounting	(66)
Office lease liability	$1,048

Improvement Allowances. As of December 31, 2024, we had $37.1 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Commitments. As of December 31, 2024, we had approximately $1.2 million of commitments related to contracts with vendors for improvements at our properties.

Construction Loan. As of December 31, 2024, we had $0.2 million of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California.

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

Class Action Lawsuits

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

On October 19, 2023, a Second Amended Class Action Complaint was filed under the same Case Number, and asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Second Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. On December 18, 2023, defendants moved to dismiss the Second Amended Class Action Complaint; on February 1, 2024, plaintiff responded with their opposition to defendants’ motion to dismiss the Second Amended Class Action Complaint; and on March 1, 2024, defendants replied to plaintiff’s response. On September 25, 2024, the court granted defendants’ motion to dismiss the Second Amended Class Action Complaint with prejudice. On September 30, 2024, plaintiff filed a notice of appeal of the court’s dismissal of the Second Amended Class Action Complaint with prejudice. On December 9, 2024, plaintiff filed their opening appellate brief with the United States Court of Appeals for the Third Circuit. On January 23, 2025, defendants filed their appellate brief.

On January 17, 2025, a second federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Alain Giraudon, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Alan D. Gold, Paul E. Smithers, David Smith and Ben Regin, Case No. 1:25-cv-00182-RDB, and was filed in the U.S. District Court for the District of Maryland. The lawsuit was purportedly brought on behalf of purchasers of our common stock and alleges that we and certain of our officers made false or misleading statements regarding our business in violation of Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 27, 2024 and December 19, 2024.

It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

Derivative Action Lawsuits

On July 26, 2022, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., Case Number 24-C-22-003312, and was filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against the directors and certain officers of the Company. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On September 6, 2022, the defendants in this action filed a Consent Motion to Stay the Proceedings, which was granted on October 11, 2022. On September 28, 2022, a second derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Karen Draper, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, Defendants, and Innovative Industrial Properties Inc., Nominal Defendant, Case Number 24-C-22-004243, and filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, and seeks actions to reform and improve the Company, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On October 19, 2022, the parties to both cases filed a Joint Motion to Consolidate Related Shareholder Derivative Actions and to Appoint Lead and Liaison Counsel for plaintiffs, which was granted on December 19, 2022, along with a stay in the lawsuit pending a ruling on the defendants’ motion to dismiss the federal class action lawsuit described above. On April 17, 2023, a third derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Ross Weintraub, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracie Hager, Gary Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-00737-GLR, and filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty and violations of Section 14(a) of the Exchange Act, and seeks an undetermined amount of damages, equitable relief, and attorneys’ fees and costs. Defendants in this action filed a Consent Motion to Stay the Proceeding, which was granted on April 17, 2023. On June 5, 2023, a fourth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Franco DeBlasio, on behalf of Gerich Melenth Nin (GMN) LP, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Alan D. Gold, Tracie J. Hager, Benjamin C. Regin, Andy Bui, Gary A. Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-01513-GLR, and filed in the United States District Court for the District of Maryland. On July 19, 2023, the United States Court for the District of Maryland consolidated Case Nos. 1:23-cv-00737-GLR and 1:23-cv-01513-GLR with case number 1:23-cv-00737-GLR as the lead case, and kept the stay in place. The consolidated case remains stayed as Case Number 24-C-22-003312. This derivative action relates to the same allegations as those made in the Mallozzi class action, detailed above.

On May 9, 2024, a fifth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Gary A Gedig, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracy Hager, Alan Gold, Gary A. Kreitzer, Mary Curran, Scott Shoemaker, M.D., and David Stecher, and Innovative Industrial Properties, Inc., Civil No. C-24-CV-24-000130, and filed in the Circuit Court for Baltimore City, Maryland. Plaintiff and defendants in this action filed a Joint Stipulation to Stay the Proceedings, which was granted on September 17, 2024. This derivative action also relates to the same allegations as those made in the Mallozzi class action, detailed above.

On February 12, 2025, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Joshua Steffens, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, David Smith, Ben Regin, Gary Kreitzer, Gary Stecher, Scott Shoemaker, Mary Allis Curran, and Innovative Industrial Properties, Inc., Case Number 1:25-cv-00456-ABA, and was filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for violations of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution against the directors and certain officers of the Company. The plaintiffs are seeking an undetermined amount of damages, interest, an accounting and constructive trust, punitive damages, and attorneys’ fees and costs. This derivative action relates to the same allegations as those made in the Giraudon class action, detailed above.

On February 13, 2025, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Joshua Albers, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, David Smith, Ben Regin, Gary Kreitzer, Gary Stecher, Scott Shoemaker, Mary Allis Curran, and Innovative Industrial Properties, Inc., Case Number 1:25-cv-00469-BAH, and was filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for violations of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution against the directors and certain officers of the Company. The plaintiffs are seeking an undetermined amount of damages, interest, reform, punitive damages, and attorneys’ fees and costs. This derivative action also relates to the same allegations as those made in the Giraudon class action, detailed above.

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

12. Segment Information

We operate in one reportable segment of acquiring, developing/redeveloping and leasing real estate to tenants on a long-term triple-net basis. All of our revenues are generated in the United States and the CODM manages the business activities on a consolidated basis. The CODM is our President and Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income, which is reported on the consolidated statements of income. The CODM uses net income to evaluate return on investments and determine whether to reinvest profits or to pay dividends. The evaluation is also used to establish management’s compensation. The revenues, expenses (including stock-based compensation) and net income for the reportable segment are the same as those presented on the consolidated financial statements. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

13. Subsequent Events

Lease Amendments

In January 2025, we entered into lease amendments with PharmaCann with respect to nine of its leases for properties located in New York, Illinois, Pennsylvania, Ohio, and Colorado. Those lease amendments reduced cumulative total base rent from $2.8 million per month to $2.6 million per month, with cash rent payments commencing February 1, 2025, and provided for pro-rata replenishment of security deposits over thirty-six months commencing February 1, 2027. We also entered into lease amendments with PharmaCann with respect to two of its leases for cultivation properties in Michigan and Massachusetts. Those amendments provide that monthly base rent of $1.3 million for these two properties will be abated in full effective February 1, 2025 and, if the properties have not been transitioned to new tenant(s) by August 1, 2025, we will regain full control over the properties. We applied security deposits held by us pursuant to all of the PharmaCann leases for the payment in full of all defaulted rent for December 2024 and January 2025 and certain penalties. If PharmaCann is not able to refinance its existing senior secured credit facility maturing

June 30, 2025, all modifications to our leases with PharmaCann described above will immediately be null and void and the leases will revert to the terms in effect as of January 1, 2025.

Litigation

On January 17, 2025, a federal securities class action lawsuit was filed against us and certain of our officers. On February 12, 2025 and February 13, 2025, derivative actions were filed against us and certain of our officers and directors. See Note 11 “Commitments and Contingencies” for a description of these actions.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(In thousands)

				Initial Costs			Total Costs
						Costs
						Capitalized
			Year		Building and	Subsequent to		Building and		Accumulated	Net Cost
Property	Property Type(1)	State	Built/Renovated	Land	Improvements	Acquisition	Land	Improvements(7)	Total	Depreciation	Basis	Year Acquired
East Cherry Street	Industrial	Arizona	1971 / 2016	$723	$3,995	$—	$723	$3,995	$4,718	$(270)	$4,448	2022
West Greenhouse Drive	Industrial	Arizona	1995 / 2017	398	14,629	5,003	398	19,632	20,030	(4,889)	15,141	2017
Perez Road	Industrial	California	1981 / 2024	734	5,634	9,241	734	14,875	15,609	(734)	14,875	2022
64125 19th Avenue	Industrial	California	2019 / 2023	5,930	45,081	12,614	5,930	57,695	63,625	(4,647)	58,978	2021
McLane Street	Industrial	California	2005 / 2019	1,577	15,935	1,327	1,577	17,262	18,839	(1,847)	16,992	2020
Inland Center Drive(5)	Industrial(4)	California	1969 / (2)	3,485	21,911	11,413	3,485	33,324	36,809	—	36,809	2020
63795 19th Avenue(5)	Industrial	California	2004 / (2)	3,534	12,852	19,601	3,534	32,453	35,987	(2,250)	33,737	2019
North Anza Road	Industrial(4)	California	1980 / 2017	916	5,406	11	916	5,417	6,333	(946)	5,387	2019
North Anza Road & Del Sol Road	Industrial(6)	California	1980 / 2017	840	4,959	36	840	4,995	5,835	(868)	4,967	2019
1804 Needles Highway(3)	Industrial	California	1964 / 2019	174	715	1	174	716	890	(103)	787	2019
West Broadway(3)	Industrial	California	1976 / 2019	289	1,185	2	289	1,187	1,476	(171)	1,305	2019
3253 Needles Highway(3)	Industrial	California	2018 / 2019	949	3,900	8	949	3,908	4,857	(563)	4,294	2019
3241 & 3247 Needles Highway(3)	Industrial	California	2020 / 2020	1,981	8,138	16	1,981	8,154	10,135	(1,177)	8,958	2019
Sacramento	Industrial	California	1990 / 2019	1,376	5,321	6,033	1,376	11,354	12,730	(2,055)	10,675	2019
Steele Street	Industrial	Colorado	1967 / 1978 / 2018	2,101	9,176	—	2,101	9,176	11,277	(1,854)	9,423	2018
Washington Street	Industrial	Colorado	1975 / 2017	4,309	4,988	—	4,309	4,988	9,297	(404)	8,893	2021
West Barberry Place	Industrial	Colorado	1971 / 2012	389	2,478	—	389	2,478	2,867	(193)	2,674	2021
Hamilton Road	Industrial	Florida	1982 / 2021	2,186	17,371	36,340	2,186	53,711	55,897	(5,305)	50,592	2020
West Lake Drive	Industrial	Florida	2014 / 2021	1,071	34,249	16,007	1,071	50,256	51,327	(7,520)	43,807	2020
NW Highway 441	Industrial	Florida	1981 / 2021	752	23,064	17,782	752	40,846	41,598	(4,428)	37,170	2021
Ben Bostic Road	Industrial	Florida	2019 / 2020	274	16,729	—	274	16,729	17,003	(2,740)	14,263	2019
33rd Street & 36th Avenue	Industrial	Florida	1991 / (2)	2,080	12,876	12,362	2,080	25,238	27,318	(253)	27,065	2024
East Mazon Avenue	Industrial	Illinois	1992 / 2020	201	17,807	10,008	201	27,815	28,016	(5,147)	22,869	2019
Revolution Road	Industrial	Illinois	2015 / 2020	563	18,457	51,538	563	69,995	70,558	(12,270)	58,288	2018
East 4th Street	Industrial	Illinois	2015 / 2020	739	8,284	40,998	739	49,282	50,021	(7,634)	42,387	2020
Industrial Drive	Industrial	Illinois	1984 / 2020	350	10,191	29,446	350	39,637	39,987	(6,858)	33,129	2019
S US Highway 45 52	Industrial	Illinois	2015 / 2019	268	11,840	13,279	268	25,119	25,387	(4,207)	21,180	2019
Centerpoint Way	Industrial	Illinois	2016 / 2019	2,947	17,761	254	2,947	18,015	20,962	(2,938)	18,024	2019
Adams Street	Industrial	Illinois	2024	6,518	—	65,316	6,518	65,316	71,834	(4,222)	67,612	2021
South Street	Industrial	Maryland	1980 / 2021	1,861	14,775	12,858	1,861	27,633	29,494	(3,095)	26,399	2021
Alaking Court	Industrial	Maryland	2017 / 2017	2,785	8,410	22,765	2,785	31,175	33,960	(7,005)	26,955	2017
560 Western Maryland Parkway	Industrial	Maryland	1996 / 2021	1,849	23,441	—	1,849	23,441	25,290	(1,587)	23,703	2022
108 Western Maryland Parkway	Industrial	Maryland	1976 / 2024	729	4,910	—	729	4,910	5,639	(29)	5,610	2024
Hopping Brook Road	Industrial	Massachusetts	2020 / 2020	3,030	—	27,512	3,030	27,512	30,542	(3,942)	26,600	2018
Chestnut Hill Avenue	Industrial	Massachusetts	1938 / 2021	2,202	24,568	36,965	2,202	61,533	63,735	(8,119)	55,616	2020
Worcester Road	Industrial	Massachusetts	1973 / 2022	4,063	16,462	1,000	4,063	17,462	21,525	(967)	20,558	2022
Canal Street/7 North Bridge Street	Industrial	Massachusetts	1890 / 2021	694	2,831	40,035	694	42,866	43,560	(8,023)	35,537	2019
Palmer Road	Industrial	Massachusetts	1980 / 2018	1,059	11,717	6,977	1,059	18,694	19,753	(3,163)	16,590	2018
East Main Street	Industrial	Massachusetts	1991 / 2019	2,316	13,194	—	2,316	13,194	15,510	(1,508)	14,002	2020
Curran Highway	Industrial	Massachusetts	1978 / 2021	2,082	1,026	23,685	2,082	24,711	26,793	(2,425)	24,368	2021
Hoover Road	Industrial	Michigan	1940 / 2020 / 2021	1,237	17,791	64,484	1,237	82,275	83,512	(10,233)	73,279	2019

East Hazel Street	Industrial	Michigan	1929 / 2021	409	4,360	19,297	409	23,657	24,066	(3,419)	20,647	2019
Oliver Drive	Industrial	Michigan	1930 / 1972 / 2021	1,385	3,631	26,755	1,385	30,386	31,771	(4,005)	27,766	2020
Davis Highway	Industrial	Michigan	1999 / 2024	1,907	13,647	56,278	1,907	69,925	71,832	(1,386)	70,446	2021
Harvest Park	Industrial	Michigan	2018 / 2021	1,933	3,559	12,096	1,933	15,655	17,588	(3,117)	14,471	2018
Executive Drive	Industrial	Michigan	1960 / 2020	389	6,489	3,140	389	9,629	10,018	(1,771)	8,247	2019
77th Street Northeast	Industrial	Minnesota	2015 / 2017 / 2019	427	2,644	6,618	427	9,262	9,689	(1,953)	7,736	2017
Industrial Drive	Industrial	Missouri	2022	753	787	26,717	753	27,504	28,257	(2,291)	25,966	2021
East Cheyenne Avenue	Industrial	Nevada	1984 / 2020	1,088	2,768	5,771	1,088	8,539	9,627	(1,589)	8,038	2019
Munsonhurst Road	Industrial	New Jersey	1956 / 2022	4,987	30,421	19,648	4,987	50,069	55,056	(4,139)	50,917	2022
South Route 73	Industrial	New Jersey	1995 / 2020	702	4,857	29,511	702	34,368	35,070	(6,089)	28,981	2020
North West Blvd	Industrial	New Jersey	1962 / 2020	222	10,046	1,580	222	11,626	11,848	(1,593)	10,255	2020
Hudson Crossing Drive	Industrial	New York	2016 / (2)	7,600	22,475	101,060	7,600	123,535	131,135	(11,102)	120,033	2016
County Route 117	Industrial	New York	1970 / 2024	1,593	3,157	76,751	1,593	79,908	81,501	(6,511)	74,990	2017
98th Ave South	Industrial	North Dakota	2018 / 2020	191	9,743	2,272	191	12,015	12,206	(2,000)	10,206	2019
Hunts Landing Road	Industrial	Ohio	2019 / 2019	712	—	19,309	712	19,309	20,021	(2,637)	17,384	2019
Jason Street	Industrial	Ohio	1937 / 2020	239	2,688	29,250	239	31,938	32,177	(4,354)	27,823	2020
Springs Way	Industrial	Ohio	2018 / 2020	235	10,377	2,972	235	13,349	13,584	(1,903)	11,681	2020
East Tallmadge Ave.	Industrial	Ohio	1954 / 1986 / 2020	22	1,014	2,501	22	3,515	3,537	(720)	2,817	2019
Boltonfield Street	Industrial	Ohio	2023 / (2)	1,253	18,876	25,278	1,253	44,154	45,407	(1,918)	43,489	2023
Scott Technology Park	Industrial	Pennsylvania	2020 / 2020	954	—	27,070	954	27,070	28,024	(3,106)	24,918	2019
New Beaver Avenue	Industrial	Pennsylvania	1976 / 2021	6,979	34,781	26,107	6,979	60,888	67,867	(6,736)	61,131	2021
East Market Street	Industrial	Pennsylvania	1927 / 2017	1,435	19,098	74,306	1,435	93,404	94,839	(13,869)	80,970	2019
Wayne Avenue	Industrial	Pennsylvania	1980 / 2024	1,228	13,080	47,359	1,228	60,439	61,667	(8,276)	53,391	2019
Horton Drive	Industrial	Pennsylvania	1988 / 2020	1,353	11,854	29,745	1,353	41,599	42,952	(5,835)	37,117	2019
Industrial Street	Industrial	Pennsylvania	1930 / 2020	941	7,941	16,712	941	24,653	25,594	(3,348)	22,246	2020
Rosanna Avenue	Industrial	Pennsylvania	1959 / 2020	3,540	5,603	36,671	3,540	42,274	45,814	(6,870)	38,944	2018
Susquehanna Street	Industrial	Pennsylvania	1968 / 2017	1,318	13,708	—	1,318	13,708	15,026	(702)	14,324	2023
FM 969	Industrial	Texas	(2)	—	11,157	9,758	—	20,915	20,915	(1,104)	19,811	2022
Decatur Street	Industrial	Virginia	2019 / 2020	231	11,582	7,936	231	19,518	19,749	(4,065)	15,684	2020
Lathrop Industrial Drive SW	Industrial	Washington	1997 / 2015	1,826	15,684	—	1,826	15,684	17,510	(1,998)	15,512	2020
East Glendale Avenue	Retail	Arizona	2019 / 2019	1,216	811	501	1,216	1,312	2,528	(284)	2,244	2019
Dahlia Street	Retail	Colorado	2019 / 2019	179	2,132	—	179	2,132	2,311	(260)	2,051	2020
East Colfax Avenue	Retail	Colorado	1998 / 2020	244	307	916	244	1,223	1,467	(116)	1,351	2021
North 2nd Street	Retail	Colorado	1973 / 2020	140	258	810	140	1,068	1,208	(95)	1,113	2021
West Railroad Avenue	Retail	Colorado	1977 / 2020	149	618	168	149	786	935	(92)	843	2021
Southgate Pl	Retail	Colorado	1998 / 2019	367	645	54	367	699	1,066	(95)	971	2020
Wewatta Street	Retail	Colorado	2015 / 2018	4,036	2,417	—	4,036	2,417	6,453	(192)	6,261	2021
Southgate Place	Retail	Colorado	2018 / 2018	942	3,314	—	942	3,314	4,256	(289)	3,967	2021
South Peoria Court	Retail	Colorado	1979 / 2016	938	2,770	—	938	2,770	3,708	(241)	3,467	2021
Highway 6 & 24	Retail	Colorado	1960 / 2019	892	1,996	—	892	1,996	2,888	(173)	2,715	2021
North College Avenue	Retail	Colorado	1952 / 2017	527	2,952	—	527	2,952	3,479	(232)	3,247	2021
East Quincy Avenue	Retail	Colorado	2018 / 2018	659	2,493	—	659	2,493	3,152	(207)	2,945	2021
East Montview Boulevard	Retail	Colorado	1952 / 2019	256	1,490	—	256	1,490	1,746	(119)	1,627	2021
South Federal Blvd	Retail	Colorado	1980 / 2017	193	1,361	—	193	1,361	1,554	(106)	1,448	2021
Santa Fe Trail	Retail	Colorado	1948 / 2000	232	1,110	—	232	1,110	1,342	(95)	1,247	2021
Water Street	Retail	Colorado	1930 / 2013	319	945	—	319	945	1,264	(84)	1,180	2021
Gregory Street	Retail	Colorado	1875 / 2014	101	1,058	—	101	1,058	1,159	(80)	1,079	2021
West 20th Avenue	Retail	Colorado	1970 / 2014	289	666	—	289	666	955	(57)	898	2021
South Federal Blvd.	Retail	Colorado	1941 / 2018	461	319	—	461	319	780	(30)	750	2021
West 6th Street	Retail	Colorado	2019 / 2019	60	272	—	60	272	332	(27)	305	2021
Elm Avenue	Retail	Colorado	1962 / 2020	21	311	—	21	311	332	(33)	299	2021
Bent Avenue North	Retail	Colorado	2019 / 2019	49	284	—	49	284	333	(28)	305	2021
Coolidge Rd	Retail	Michigan	2019 / 2019	1,635	—	1,727	1,635	1,727	3,362	(281)	3,081	2019
South Cedar Street	Retail	Michigan	1957 / 2019	282	1,951	—	282	1,951	2,233	(354)	1,879	2019
West Pierson Road	Retail	Michigan	1975 / 2019	122	2,065	—	122	2,065	2,187	(372)	1,815	2019
Wilder Road	Retail	Michigan	1988 / 2019	49	1,696	—	49	1,696	1,745	(308)	1,437	2019
East Front Street	Retail(6)	Michigan	1992 / 2019	449	827	—	449	827	1,276	(150)	1,126	2019

South Mason Drive	Retail	Michigan	1970 / 2019	25	973	—	25	973	998	(176)	822	2019
N Delsea Dr	Retail	New Jersey	1974 / 2020	244	1,928	—	244	1,928	2,172	(215)	1,957	2020
24th Street East	Retail	North Dakota	2019 / 2019	348	1,368	—	348	1,368	1,716	(125)	1,591	2021
Highway 2 East	Retail	North Dakota	1976 / 2019	120	1,225	—	120	1,225	1,345	(116)	1,229	2021
Main Street	Retail	Pennsylvania	1980 / 2019	57	840	—	57	840	897	(64)	833	2021
South 17th Street	Retail	Pennsylvania	2021 / 2021	553	2,000	—	553	2,000	2,553	(140)	2,413	2022
Grape Street	Industrial/Retail	Colorado	1982 / 2018	1,380	5,786	—	1,380	5,786	7,166	(459)	6,707	2021
US 50 Business and Baxter Road	Industrial/Retail	Colorado	1929 / 2019	119	1,652	—	119	1,652	1,771	(158)	1,613	2021
South Fox Street	Industrial/Retail	Colorado	1965 / 2014	297	829	—	297	829	1,126	(66)	1,060	2021
West Street	Industrial/Retail	Massachusetts	1880 / 2021	650	7,119	19,781	650	26,900	27,550	(3,316)	24,234	2020
Mozzone Boulevard	Industrial/Retail	Massachusetts	1975 / 2019	1,626	38,406	—	1,626	38,406	40,032	(2,774)	37,258	2022
Stephenson Highway	Industrial/Retail	Michigan	2021 / 2021	6,211	—	22,304	6,211	22,304	28,515	(2,397)	26,118	2020
Hoover Road	Industrial/Retail	Michigan	1951 / 2021	700	9,557	6,988	700	16,545	17,245	(1,789)	15,456	2021
Leah Avenue(5)	Industrial/Retail	Texas	(2)	2,222	1,195	4,536	2,222	5,731	7,953	—	7,953	2021
Total				$146,772	$898,030	$1,395,170	$146,772	$2,293,200	$2,439,972	$(271,190)	$2,168,782
(1)	“Industrial” reflects facilities utilized or expected to be utilized for regulated cannabis cultivation, processing and/or distribution activities, which can consist of industrial and/or greenhouse space.
(2)	As of December 31, 2024, all or a portion of the property was under development or redevelopment.
(3)	These four properties were sold in March 2023 but the transaction did not qualify for recognition as a completed sale under GAAP. As such, the properties remain on the consolidated balance sheets. Refer to Note 6 “Investments in Real Estate” for more information.
(4)	As of December 31, 2024, we are evaluating alternative non-cannabis uses for the properties, due in part to changes in the zoning of the properties that no longer allow for regulated cannabis cultivation and processing.
(5)	As of December 31, 2024, these properties were vacant and excluded from our operating portfolio.
(6)	As of December 31, 2024, these properties were leased to non-cannabis tenants.
(7)	Building and improvements balance includes Construction in progress.

As of December 31, 2024, the aggregate gross cost of the properties included above for federal income tax purposes was $2.5 billion, which excludes the four properties that were sold in March 2023 that did not qualify for recognition as a completed sale under GAAP but is recognized as a sale for tax purposes.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Investment in real estate, at cost:
Balance at beginning of year	$2,368,515	$2,204,687	$1,722,104
Purchases of investments in real estate	18,666	35,155	149,317
Additions and improvements, net(1)	66,790	128,673	355,633
Sale of real estate investments	(13,999)	—	(22,367)
Balance at end of year	$2,439,972	$2,368,515	$2,204,687
Accumulated Depreciation:
Balance at beginning of year	$(202,692)	$(138,405)	$(81,938)
Depreciation expense	(69,842)	(64,287)	(58,935)
Sale of real estate investments	1,344	—	2,468
Balance at end of year	$(271,190)	$(202,692)	$(138,405)
(1)	During the year ended December 31, 2024, a $3.2 million acquisition of real estate which previously did not satisfy the requirements for sale-leaseback accounting was reclassified to real estate held for investment as the requirements for sale-leaseback accounting were satisfied.