Form 10-Q
period 2025-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2025-05-08
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission file number: 001-37949
Innovative Industrial Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2025 there were 28,011,229 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.
FORM 10-Q – QUARTERLY REPORT
March 31, 2025

PART I
PART II

PART I
ITEM 1. FINANCIAL STATEMENTS
Innovative Industrial Properties, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
Assets	2025	2024
Real estate, at cost:
Land	$147,385	$146,772
Buildings and improvements	2,244,156	2,230,807
Construction in progress	60,494	62,393
Total real estate, at cost	2,452,035	2,439,972
Less accumulated depreciation	(289,366)	(271,190)
Net real estate held for investment	2,162,669	2,168,782
Construction loan receivable	22,800	22,800
Cash and cash equivalents	128,010	146,245
Investments	5,258	5,000
Right of use office lease asset	839	946
In-place lease intangible assets, net	7,170	7,385
Other assets, net	25,841	26,889
Total assets	$2,352,587	$2,378,047

Liabilities and stockholders’ equity
Liabilities:
Notes due 2026, net	$289,499	$297,865
Building improvements and construction funding payable	9,009	10,230
Accounts payable and accrued expenses	12,418	10,561
Dividends payable	55,244	54,817
Rent received in advance and tenant security deposits	53,403	57,176
Other liabilities	10,850	11,338
Total liabilities	430,423	441,987
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, liquidation preference of $25.00 per share, 1,387,820 and 1,002,673 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	32,818	23,632
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,378,181 and 28,331,833 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	2,125,109	2,124,113
Dividends in excess of earnings	(235,791)	(211,713)
Total stockholders’ equity	1,922,164	1,936,060
Total liabilities and stockholders’ equity	$2,352,587	$2,378,047
See the accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Rental (including tenant reimbursements)	$71,697	$74,914
Other	25	540
Total revenues	71,722	75,454

Expenses:
Property expenses	7,379	6,709
General and administrative expense	8,461	9,562
Depreciation and amortization expense	18,391	17,150
Impairment loss on real estate	3,527	—
Total expenses	37,758	33,421
Income from operations	33,964	42,033
Interest income	1,613	1,784
Interest expense	(4,500)	(4,389)
Net income	31,077	39,428
Preferred stock dividends	(781)	(338)
Net income attributable to common stockholders	$30,296	$39,090
Net income attributable to common stockholders per share (Note 8):
Basic	$1.05	$1.37
Diluted	$1.03	$1.36
Weighted-average shares outstanding:
Basic	28,275,549	28,145,017
Diluted	28,588,022	28,461,986
See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2025
	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
Balances at beginning of period	1,002,673	$23,632	28,331,833	$28	$2,124,113	$(211,713)	$1,936,060
Net income	—	—	—	—	—	31,077	31,077
Issuance of unvested restricted stock, net of forfeitures	—	—	50,934	—	(792)	—	(792)
Net proceeds from sale of preferred stock	385,147	9,186	—	—	—	—	9,186
Repurchase of common stock	—	—	(4,586)	—	(290)	—	(290)
Preferred stock dividends	—	—	—	—	—	(781)	(781)
Common stock dividends	—	—	—	—	—	(54,463)	(54,463)
Forfeiture of unvested restricted stock units	—	—	—	—	—	89	89
Stock-based compensation	—	—	—	—	2,078	—	2,078
Balances at end of period	1,387,820	$32,818	28,378,181	$28	$2,125,109	$(235,791)	$1,922,164

	Three Months Ended March 31, 2024
	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
Balances at beginning of period	600,000	$14,009	28,140,891	$28	$2,095,789	$(156,854)	$1,952,972
Net income	—	—	—	—	—	39,428	39,428
Issuance of unvested restricted stock, net of forfeitures	—	—	36,124	—	(750)	—	(750)
Exchange of Exchangeable Senior Notes	—	—	28,408	—	—	—	—
Net proceeds from sale of common stock	—	—	123,224	—	11,757	—	11,757
Preferred stock dividends	—	—	—	—	—	(338)	(338)
Common stock dividends	—	—	—	—	—	(51,957)	(51,957)
Stock-based compensation	—	—	—	—	4,315	—	4,315
Balances at end of period	600,000	$14,009	28,328,647	$28	$2,111,111	$(169,721)	$1,955,427

See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$31,077	$39,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	18,391	17,150
Impairment loss on real estate	3,527	—
Other non-cash adjustments	(11)	28
Stock-based compensation	2,078	4,315
Amortization of discounts on investments	—	(188)
Amortization of debt discount and issuance costs	470	406
Changes in assets and liabilities
Other assets, net	906	1,760
Accounts payable, accrued expenses and other liabilities	1,577	7,874
Rent received in advance and tenant security deposits	(3,773)	793
Net cash provided by (used in) operating activities	54,242	71,566

Cash flows from investing activities
Investments in real estate	(7,857)	—
Funding of draws for improvements and construction	(9,041)	(16,505)
Purchases of short-term investments	(5,258)	(20,026)
Maturities of short-term investments	5,000	22,136
Net cash provided by (used in) investing activities	(17,156)	(14,395)

Cash flows from financing activities
Issuance of common stock, net of offering costs	—	11,757
Repurchase of common stock	(290)	—
Issuance of preferred stock, net of offering costs	9,186	—
Principal payment on exchangeable senior notes	—	(4,436)
Principal payment on notes due 2026	(8,697)	—
Payment of deferred financing costs	—	(112)
Dividends paid to common stockholders	(54,253)	(51,489)
Dividends paid to preferred stockholders	(564)	(338)
Taxes paid related to net share settlement of equity awards	(703)	(750)
Net cash provided by (used in) financing activities	(55,321)	(45,368)
Net increase (decrease) in cash and cash equivalents	(18,235)	11,803
Cash and cash equivalents, beginning of period	146,245	141,699
Cash and cash equivalents, end of period	$128,010	$153,502

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of interest capitalized	$81	$71
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$6,093	$8,980
Accrual for common and preferred stock dividends declared	55,244	52,295
See accompanying notes to the condensed consolidated financial statements.

Innovative Industrial Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
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
This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.
Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2025.
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
Reportable Segment. We have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated using consistent business strategies. The financial information disclosed herein represents all of the financial information related to our one reportable segment. Our chief operating decision maker ("CODM") reviews financial information for our entire consolidated operations when making decisions related to assessing our operating performance. See Note 12 "Segment Information" for additional information.
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
Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of both March 31, 2025 and December 31, 2024, acquisitions of $16.8 million have been recognized as notes receivable and are included in other assets, net on our condensed consolidated balance sheets.
Sale of Real Estate. When a real estate asset is sold, we evaluate the provisions of Accounting Standards Codification (“ASC”) 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) to determine whether the asset is within the scope of ASC 610-20, including an evaluation of whether the asset being sold is a nonfinancial asset and whether the buyer has gained control of an asset within the scope of ASC 610-20. In assessing whether the buyer has gained control of the asset, we must determine whether the contract criteria in ASC 606, Revenue from Contracts with Customers (Topic 606) have been met, including 1) the parties to the contract have approved the contract and the contract has commercial substance, 2) we can identify each party’s rights regarding the asset to be transferred, 3) we can identify the payment terms for the asset to be transferred, and 4) it is probable that we will collect substantially all of the consideration to which we will be entitled in exchange for the asset to be transferred. If all of the contract criteria have been met, the carrying amount of the applicable asset is derecognized with a corresponding gain or loss from the sale recognized in our condensed consolidated statements of income. If the contract criteria are not all met, the asset transferred is not derecognized and we continue to report the asset in our condensed consolidated balance sheet. See Note 6 “Investments in Real Estate - Property Dispositions” for further information.
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
Amounts capitalized are depreciated on a straight-line basis over the estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended March 31, 2025 and 2024, we recognized depreciation expense of $18.2 million and $16.9 million, respectively. Depreciation expense relating to our real estate held for investment is included in depreciation and amortization expense in our condensed consolidated statements of income. We depreciate office equipment and furniture and fixtures on a straight-line basis over the estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office on a straight-line basis over the shorter of the estimated useful lives or the remaining lease term. Depreciation expense relating to our corporate assets is included in general and administrative expense in our condensed consolidated statements of income.
Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment. Project costs that are clearly associated with the acquisition and development or redevelopment of a real estate project, for which we are the accounting owner, are capitalized as a cost of that project. Expenditures that meet one or more of the following criteria generally qualify for capitalization:
•the expenditure provides benefit in future periods; and
•the expenditure extends the useful life of the asset beyond our original estimates.
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
During the three months ended March 31, 2025, real estate assets related to one of our properties in Palm Springs, California were determined to be impaired. In April 2025, we marketed the property for sale and have executed a purchase and sale agreement with a prospective buyer in which the estimated net proceeds from sale is less than the carrying value of the property. As a result, we recognized an impairment loss on real estate of $3.5 million during the three months ended March 31, 2025 to reduce its carrying value to the estimated fair value. No impairment losses were recognized during the three months ended March 31, 2024.
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

For the three months ended March 31, 2025, rental revenue recognized included the application of $5.8 million of security deposits for rent. No security deposits were applied for rent during the three months ended March 31, 2024.
Construction Loan. We executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $23.0 million for the development of a regulated cannabis cultivation and processing facility in California (the “Construction Loan”). We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. The Construction Loan matures on June 30, 2025. As of both March 31, 2025 and December 31, 2024, we had funded $22.8 million of the $23.0 million total commitment. Interest income on the Construction Loan is recognized on a cash basis.
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
Deferred Financing Costs. The deferred financing costs relating to our Notes due 2026 are included as a reduction in the net book value of the related liability on our condensed consolidated balance sheets. These costs are amortized as non-cash interest expense using the effective interest method over the life of the related obligations. Deferred financing costs relating to our Revolving Credit Facility (as defined in Note 7 "Debt") are included in other assets, net in our condensed consolidated balance sheets. These costs are being amortized on a straight-line basis and recognized as non-cash interest expense over the remaining term of the Revolving Credit Facility.
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
The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs or exchange any other consideration with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. In both the three months ended March 31, 2025 and 2024, we recognized office lease expense of $0.1 million, which is included in general and administrative expenses in our condensed consolidated statements of income. In both the three months ended March 31, 2025 and 2024, amounts paid and classified as operating activities in our condensed consolidated statements of cash flows for the office lease were $0.1 million.
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
Lease amendments are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease. In January 2024, the lease modifications for two of our leases to extend the initial term of each lease changed the lease classification from operating lease to sales-type lease that did not satisfy all the criteria for recognition as a completed sale. Accordingly, we continue to recognize the underlying assets within net real estate held for investment and all lease payments received, as well as any future lease payments, will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until certain criteria are met. As of March 31, 2025, we have received lease payments of $5.0 million that have been included in other liabilities on our condensed consolidated balance sheet. The underlying assets’ land and building and improvements had a gross carrying value of $4.1 million and $28.9 million, respectively, and accumulated depreciation of $3.8 million as of March 31, 2025.
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
Concentration of Credit Risk. As of March 31, 2025, we owned 110 properties located in 19 states and leased to 31 tenants (excluding five non-cannabis tenants at three of our properties). The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following tables set forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2025 and 2024, including tenant reimbursements:

	For the Three Months Ended
	March 31, 2025
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann") (1)	11	12%
Ascend Wellness Holdings, Inc. ("Ascend")	4	11%
Green Thumb Industries, Inc. ("Green Thumb")	3	8%
Curaleaf Holdings, Inc. ("Curaleaf")	8	8%
Trulieve Cannabis Corp. ("Trulieve")	6	7%

	For the Three Months Ended
	March 31, 2024
	Number of Leases	Percentage of Rental Revenue
PharmaCann	11	17%
Ascend	4	11%
Green Thumb	3	8%
Curaleaf	8	7%
Trulieve	6	7%

(1)See Note 6 "Investment in Real Estate - Lease Amendments" for further information about the leases with PharmaCann.
In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
As of both March 31, 2025 and December 31, 2024, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of March 31, 2025 and December 31, 2024.
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2025, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.
3. Common Stock
As of March 31, 2025, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,378,181 shares of common stock issued and outstanding.
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
No shares of common stock were issued pursuant to the ATM Program during the three months ended March 31, 2025. During the three months ended March 31, 2024, we sold 123,224 shares of common stock that were issued pursuant to the Prior ATM Program for net proceeds of $11.8 million.

During the three months ended March 31, 2024, we issued 28,408 shares of our common stock related to the exchange premium upon exchange by holders of $4.3 million of outstanding principal amount of our 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”).
In March 2025, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The repurchase program expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2025, we repurchased and retired 4,586 shares of common stock for $0.3 million.
4. Preferred Stock
As of March 31, 2025, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were 1,387,820 shares issued and outstanding of Series A Preferred Stock. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding, the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
During the three months ended March 31, 2025, we sold 385,147 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $9.2 million.
5. Dividends
The following table describes the dividends declared by the Company during the three months ended March 31, 2025:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Paid Date	Dividend Amount
					(In thousands)
March 14, 2025	Common stock	$1.90	January 1, 2025 to March 31, 2025	April 15, 2025	$54,463
March 14, 2025	Series A preferred stock	$0.5625	January 15, 2025 to April 14, 2025	April 15, 2025	$781
6. Investments in Real Estate
Acquisitions
The Company made the following acquisition during the three months ended March 31, 2025 (dollars in thousands):

Property	State	Closing Date	Rentable Square Feet(1)	Purchase Price	Transaction Costs	Total
Harvard Place	Maryland	February 20, 2025	22,000	$7,750	$107	$7,857
Total			22,000	$7,750	$107	$7,857	(2)

(1)Includes expected rentable square feet at completion of construction at the property.
(2)$0.6 million was allocated to land and $7.2 million was allocated to building and improvements.
Acquired In-Place Lease Intangible Assets
In-place lease intangible assets and related accumulated amortization as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
In-place lease intangible assets	$9,979	$9,979
Accumulated amortization	(2,809)	(2,594)
In-place lease intangible assets, net	$7,170	$7,385

Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our condensed consolidated statements of income was $0.2 million in each of the three months ended March 31, 2025 and 2024. The weighted-average remaining amortization period of the acquired in-place leases was 8.5 years, and the estimated annual amortization of the value of the acquired in-place leases as of March 31, 2025 is as follows (in thousands):

Year	Amount
2025 (nine months ending December 31)	$645
2026	860
2027	860
2028	860
2029	860
Thereafter	3,085
Total	$7,170
Above-Market Lease
The above-market lease and related accumulated amortization included in other assets, net on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
Above-market lease	$1,054	$1,054
Accumulated amortization	(302)	(279)
Above-market lease, net	$752	$775
The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of 8.2 years. For both the three months ended March 31, 2025 and 2024, the amortization of the above-market lease was $23,000.
Lease Amendments
In January 2025, we entered into lease amendments with PharmaCann with respect to nine of its leases for properties located in New York, Illinois, Pennsylvania, Ohio, and Colorado. Those lease amendments reduced cumulative total base rent from $2.8 million per month to $2.6 million per month, with cash rent payments commencing February 1, 2025, and provided for pro-rata replenishment of security deposits over thirty-six months commencing February 1, 2027. We also entered into lease amendments with PharmaCann with respect to two of its leases for cultivation properties in Michigan and Massachusetts. Those amendments provide that monthly base rent of $1.3 million for these two properties will be abated in full effective February 1, 2025 and, if the properties have not been transitioned to new tenant(s) by August 1, 2025, we will regain full control over the properties. We applied security deposits held by us pursuant to all of the PharmaCann leases for the payment in full of all defaulted rent for December 2024 and January 2025 and certain penalties. The lease amendments also provided that if PharmaCann defaults again or is not able to refinance its existing senior secured credit facility maturing June 30, 2025, all modifications to our leases with PharmaCann described above will immediately be null and void and the leases will revert to the terms in effect as of January 1, 2025.
In March 2025, PharmaCann defaulted on its obligations to pay rent for the month of March under nine of its eleven leases for properties located in New York, Illinois, Pennsylvania, Ohio, and Colorado and therefore, all modifications to our leases with PharmaCann described above became null and void and the leases reverted to the terms in effect as of January 1, 2025. Subsequent to March 31, 2025, the lease for the cultivation property in Michigan was terminated concurrently with the execution of a new lease with a new tenant in April 2025.
In March 2025, we amended our lease with a subsidiary of AYR Wellness, Inc. at one of our Florida properties to reduce the improvement allowance by $2.5 million to $27.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

Capitalized Costs
During the three months ended March 31, 2025, we capitalized costs of $7.7 million relating to improvements and construction activities at our properties.
Property Disposition
In March 2023, we sold the portfolio of four properties in California previously leased to affiliates of Medical Investor Holdings, LLC (“Medical Investor Holdings”) for $16.2 million (excluding transaction costs) and provided a secured loan for $16.1 million to the buyer of the properties. The loan matures on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $0.5 million of the principal balance. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our condensed consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our condensed consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of March 31, 2025, we have received interest payments of $2.6 million. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of $3.4 million and $13.9 million, respectively, and accumulated depreciation of $2.1 million as of March 31, 2025, remain on the condensed consolidated balance sheet, and the buildings and improvements continue to be depreciated. We declared this loan in default in March 2025 due to borrower's failure to pay $0.8 million of interest and reimbursement for taxes. As a result, the principal amount of the note, plus accrued and unpaid interest, are immediately due and payable.
Future Contractual Minimum Rent
Future contractual minimum rent (including base rent and property management fees) to be received on our leases as of March 31, 2025 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2025 (nine months ending December 31)	$234,273
2026	323,133
2027	334,107
2028	340,466
2029	349,105
Thereafter	3,656,219
Total	$5,237,303
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

The following table details our interest expense related to the Exchangeable Senior Notes which matured in February 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cash coupon	$—	$24
Amortization of issuance cost	—	5
Capitalized interest	—	(1)
Total interest expense	$—	$28
Notes due 2026
In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. However, the Notes due 2026 are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes due 2026 pay interest semiannually at a rate of 5.50% per year and will mature on May 25, 2026. The terms of the Notes due 2026 are governed by an indenture dated May 25, 2021, and provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.
In connection with the issuance of the Notes due 2026, we recorded $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026. The effective interest rate including amortization of issuance costs is 6.03%.
The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cash coupon	$4,081	$4,125
Amortization of issuance cost	364	346
Capitalized interest	(56)	(165)
Total interest expense	$4,389	$4,306
The following table details the carrying value of our Notes due 2026 (in thousands):

	March 31, 2025	December 31, 2024
Principal amount	$291,215	$300,000
Unamortized issuance cost	(1,716)	(2,135)
Carrying value	$289,499	$297,865
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
In February 2025, we made early partial repayments at a discount totaling $8.7 million on the Notes due 2026, reducing the principal balance by $8.8 million. As of March 31, 2025, the outstanding principal balance was $291.2 million. Following the partial repayment, all other terms and conditions of the debt agreement remain unchanged.

The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of March 31, 2025.
Accrued interest payable for the Notes due 2026 as of March 31, 2025 and December 31, 2024 was $6.0 million and $2.1 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.
Revolving Credit Facility
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement provides $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. In November 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility was increased from $50.0 million to $87.5 million. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2025.
In connection with the Revolving Credit Facility, we recorded $0.8 million of issuance costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. For the three months ended March 31, 2025 and 2024, we recognized $0.1 million and $55,000, respectively, of non-cash interest expense related to the Revolving Credit Facility.
The following table summarizes the principal payments on our outstanding indebtedness as of March 31, 2025 (in thousands):

Payments Due by Year	Amount
2025 (nine months ending December 31)	$—
2026	291,215
2027	—
2028	—
2029	—
Thereafter	—
Total	$291,215
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
Through March 31, 2025, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three months ended March 31, 2025 and 2024 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.
The 38,079 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the three months ended March 31, 2024, and were included in the computation of diluted earnings per share.
Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Net income	$31,077	$39,428
Preferred stock dividends	(781)	(338)
Distribution to participating securities	(747)	(544)
Net income attributable to common stockholders used to compute net income per share – basic	29,549	38,546
Dilutive effect of Exchangeable Senior Notes	—	28
Net income attributable to common stockholders used to compute net income per share – diluted	$29,549	$38,574

Weighted-average common shares outstanding:
Basic	28,275,549	28,145,017
Restricted stock and RSUs	312,473	278,890
Dilutive effect of Exchangeable Senior Notes	—	38,079
Diluted	28,588,022	28,461,986
Net income attributable to common stockholders per share:
Basic	$1.05	$1.37
Diluted	$1.03	$1.36
9. Fair Value
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
The following table presents the carrying value and approximate fair value of financial instruments at March 31, 2025 and December 31, 2024 (in thousands):

	At March 31, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$5,258	$5,258	$5,000	$5,000
Investments as cash equivalents(2)	$17,997	$17,987	$45,714	$45,714
Notes due 2026(3)	$289,499	$285,015	$297,865	$289,077
Construction loan(4)	$22,800	$29,241	$22,800	$28,245
Notes receivable(5)	$16,786	$16,786	$16,786	$16,786

(1)At March 31, 2025 and December 31, 2024 , investments consisting of short-term certificates of deposit with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity, stated at cost which approximates fair value using Level 2 inputs.
(2)Investments as cash equivalents include investments of obligations of the U.S. government with an original maturity at the time of purchase of 90 days or less are classified as held-to-maturity, stated at amortized cost and valued using Level 1 inputs. Investments as cash equivalents also include investments in a money market fund that invests 100% in U.S. government securities, which is stated at cost and valued using level 1 inputs.
(3)The fair value is determined based upon Level 2 inputs as the Notes due 2026 were not traded in an active market.
(4)The construction loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At each of March 31, 2025 and December 31, 2024, the expected market yield used to determine fair value was 16.25%. Changes in market yields may change the fair value of the construction loan. Generally, an increase in market yields may result in a decrease in the fair value of the construction loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the construction loan may fluctuate from period to period. Additionally, the fair value of the construction loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.
(5)Notes receivable relate to certain acquisitions of real estate which did not satisfy the requirements for sale-leaseback accounting (see Note 2 “Acquisition of Real Estate Properties” to our condensed consolidated financial statements for more information). The notes receivable are categorized as Level 3 and were also valued using a yield analysis. At March 31, 2025 and December 31, 2024, the weighted average expected market yields used to determine fair values were 21.6% and 20.6%, respectively.
The carrying amounts of cash equivalents, accounts payable, accrued expenses and other liabilities approximate their fair values.
Nonrecurring Fair Value Measurements
As of March 31, 2025, assets measured at fair value on a nonrecurring basis consist of one real estate asset for which we recorded an impairment and was written down to its estimated fair value. Our estimate of fair value was determined using the stated price within the purchase and sale agreement for this asset, net of estimated transaction costs, which is classified as Level 2 within the GAAP fair value hierarchy. As of March 31, 2025, the fair value of the real estate asset, net of estimated transaction costs, measured on a nonrecurring basis was $1.8 million. Refer to Note 2 "Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements" for further information on the impairment loss on real estate.
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

A summary of the restricted stock activity under the 2016 Plan and related information for the three months ended March 31, 2025 is included in the table below:

	Unvested Restricted Stock	Weighted- Average Grant Date Fair Value
Balance at December 31, 2024	77,268	$108.95
Granted	62,817	$73.18
Vested	(21,392)	$102.04
Forfeited(1)	(11,883)	$165.13
Balance at March 31, 2025	106,810	$83.04

(1)Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.
The remaining unrecognized compensation cost of $7.8 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of 2.2 years as of March 31, 2025. The fair value of restricted stock that vested during the three months ended March 31, 2025 was $2.3 million.
The following table summarizes our RSU activity for the three months ended March 31, 2025. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	222,502	$114.68
Granted	73,179	$73.18
Forfeited(1)	(9,242)	$97.39
Balance at March 31, 2025	286,439	$104.63

(1)Shares that were forfeited upon employee's cessation of employment.
The remaining unrecognized compensation cost of $9.8 million for RSU awards is expected to be recognized over an amortization period of 0.7 years as of March 31, 2025.
In January 2021 and 2022, we issued 70,795 and 102,641 “target” PSUs, respectively, to a select group of officers, which vest and are settled in shares of common stock based on the Company’s total stockholder return over a performance period beginning on the applicable grant date and ending on December 31, 2023 and 2024, respectively. The PSUs granted in January 2021 and 2022 were forfeited in their entirety on December 31, 2023 and 2024, respectively, pursuant to the terms of the agreements, as the PSUs failed to meet the performance threshold for vesting.
Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable performance period. For the three months ended March 31, 2024, we recognized stock-based compensation expense of $1.7 million relating to PSU awards.

11. Commitments and Contingencies
Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our condensed consolidated balance sheet as of March 31, 2025 is presented in the table below (in thousands):

Year	Amount
2025 (nine months ending December 31)	$395
2026	543
2027	45
2028	—
2029	—
Total future contractual lease payments	983
Effect of discounting	(51)
Office lease liability	$932
Improvement Allowances. As of March 31, 2025, we had $26.2 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.
Construction Commitments. As of March 31, 2025, we had $1.2 million of commitments related to contracts with vendors for improvements at our properties.
Construction Loan. As of March 31, 2025, we had $0.2 million of commitments related to our Construction Loan for the development of a regulated cannabis cultivation and processing facility in California.
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

On October 19, 2023, a Second Amended Class Action Complaint was filed under the same Case Number, and asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Second Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. On December 18, 2023, defendants moved to dismiss the Second Amended Class Action Complaint; on February 1, 2024, plaintiff responded with their opposition to defendants’ motion to dismiss the Second Amended Class Action Complaint; and on March 1, 2024, defendants replied to plaintiff’s response. On September 25, 2024, the court granted defendants’ motion to dismiss the Second Amended Class Action Complaint with prejudice. On September 30, 2024, plaintiff filed a notice of appeal of the court’s dismissal of the Second Amended Class Action Complaint with prejudice. On December 9, 2024, plaintiff filed their opening appellate brief with the United States Court of Appeals for the Third Circuit. On January 23, 2025, defendants filed their appellate brief. On February 27, 2025, plaintiff filed their reply brief. Oral argument is tentatively set for June 16, 2025.
On January 17, 2025, a second federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Alain Giraudon, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Alan D. Gold, Paul E. Smithers, David Smith and Ben Regin, Case No. 1:25-cv-00182-RDB, and was filed in the U.S. District Court for the District of Maryland. The lawsuit was purportedly brought on behalf of purchasers of our common stock and alleges that we and certain of our officers made false or misleading statements regarding our business in violation of Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 27, 2024 and December 19, 2024. On April 25, 2025, the court issued an order setting a briefing schedule, which is as follows: plaintiff is to file an Amended Complaint no later than June 23, 2025; defendants are to file an answer, move to dismiss, or otherwise respond no later than August 22, 2025; if defendants move to dismiss, plaintiff is to file a response no later than October 21, 2025; and defendants are to file a reply no later than November 20, 2025.
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
On February 12, 2025, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Joshua Steffens, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, David Smith, Ben Regin, Gary Kreitzer, Gary Stecher, Scott Shoemaker, Mary Allis Curran, and Innovative Industrial Properties, Inc., Case Number 1:25-cv-00456-ABA, and was filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for violations of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution against the directors and certain officers of the Company. The plaintiffs are seeking an undetermined amount of damages, interest, an accounting and constructive trust, punitive damages, and attorneys’ fees and costs. On February 18, 2025, the case was reassigned and given Case Number 1:25-cv-00456-GLR. On February 19, 2025, the United States Court for the District of Maryland consolidated Case Nos. 1:25-cv-00469-BAH (detailed below) with case number 1:25-cv-00456-GLR as the lead case. Plaintiff and defendants in this action filed a Joint Stipulation and Order Staying the Consolidated Action, which was granted on March 13, 2025. This derivative action relates to the same allegations as those made in the Giraudon class action, detailed above.
On February 13, 2025, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Joshua Albers, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, David Smith, Ben Regin, Gary Kreitzer, Gary Stecher, Scott Shoemaker, Mary Allis Curran, and Innovative Industrial Properties, Inc., Case Number 1:25-cv-00469-BAH, and was filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for violations of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution against the directors and certain officers of the Company. The plaintiffs are seeking an undetermined amount of damages, interest, reform, punitive damages, and attorneys’ fees and costs. On February 19, 2025, the United States Court for the District of Maryland consolidated Case Nos. 1:25-cv-00469-BAH with case number 1:25-cv-00456-GLR as the lead case. This derivative action also relates to the same allegations as those made in the Giraudon class action, detailed above.
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

12. Segment Information
We operate in one reportable segment of acquiring, developing/redeveloping and leasing real estate to tenants on a long-term triple-net basis. All of our revenues are generated in the United States and the CODM manages the business activities on a consolidated basis. The CODM is our President and Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income, which is reported on the condensed consolidated statements of income. The CODM uses net income to evaluate return on investments and determine whether to reinvest profits or to pay dividends. The evaluation is also used to establish management’s compensation. The revenues, expenses (including stock-based compensation) and net income for the reportable segment are the same as those presented on the consolidated financial statements. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
13. Subsequent Events
In April 2025, we sold one of our properties in Michigan for $9.0 million (excluding transaction costs) and provided a secured loan for $8.5 million to the buyer of the property. The loan matures on April 24, 2028 with an option to extend the maturity for twelve months, conditional on the payment of an extension fee. The loan is interest only and payments are payable monthly in advance.
In April 2025, we executed a lease for one of our properties in Michigan that was previously leased to PharmaCann.
In April 2025, we sold 20,978 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $0.5 million.
In April 2025, we repurchased and retired 366,952 shares of our common stock pursuant to the Company's share repurchase program for $19.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: rates of default on leases for our assets; our ability to re-lease properties upon tenant defaults or lease terminations for the rent we currently receive, or at all; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the demand for regulated cannabis cultivation and processing facilities; decreased economic activity due to fluctuations in trade policies, tariffs, and related government actions; inflation dynamics; the impact of pandemics on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflicts in Ukraine and Israel; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the potential impact on us from litigation matters, including rising liability and insurance costs; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; how and when any forward equity sales may settle; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2024. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.
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
We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of March 31, 2025, we had 21 full-time employees.
As of March 31, 2025, we owned 110 properties comprising 9.0 million square feet (including 666,000 rentable square feet under development/redevelopment) in 19 states. As of March 31, 2025, we had invested $2.5 billion in the aggregate (consisting of purchase price and funding of draws for construction funding and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $27.4 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $27.4 million committed to fund draws to certain tenants and vendors for improvements at our properties, $9.0 million was incurred but not funded as of March 31, 2025.
Of these 110 properties, we include 107 properties in our operating portfolio, which were 98.4% leased as of March 31, 2025, with a weighted-average remaining lease term of 13.5 years. We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of March 31, 2025, and together are expected to comprise 491,000 rentable square feet upon completion of development/redevelopment):
•63795 19th Avenue in Palm Springs, California (pre-leased);
•Inland Center Drive in San Bernardino, California; and
•Leah Avenue in San Marcos, Texas.
As discussed below under the section entitled “—Factors Impacting Our Operating Results—Conditions in Our Markets,” market dynamics in the regulated cannabis industry have been extremely challenging. These challenges include federal, state and local taxation burdens; ineffective enforcement policies with respect to the illicit cannabis market; declines in unit pricing for regulated cannabis products; limited access to capital; and inflation and supply chain constraints. As we have discussed in this and previous filings with the SEC, these challenges have negatively impacted the ability of certain of our tenants to make their lease payments on the properties they lease from us. As a result, the Company recently announced that it intends to proactively seek to refresh a substantial portion of its tenant base with more financially viable long-term tenants to better position the Company for sustainable growth and improved financial performance.
As part of this strategic effort, the Company declared certain of its tenants in default in March 2025, for failure to pay contractual rent in full, as further described below. In addition, the Company declared a default with respect to a loan for $16.1 million aggregate principal amount pursuant to a secured promissory note (the “MIH Note”) issued to the Company by the purchaser of four properties previously leased to Medical Investor Holdings, LLC.
The Company, through indirect, wholly owned subsidiaries serving as landlords, previously entered into leases (collectively, the “4Front Leases”) with 4Front Ventures Corp. and its affiliates (collectively, “4Front”) as tenants for four properties that the Company owns, which represented 5.8% of the Company’s contractual rent as of March 31, 2025.
The Company, through indirect, wholly owned subsidiaries serving as landlords, previously entered into leases (collectively, the “Gold Flora Leases”) with Gold Flora, LLC and its affiliates (collectively, “Gold Flora”) as tenants for three properties that the Company owns, which represented 2.9% of the Company’s contractual rent as of March 31, 2025.

The Company, through indirect, wholly owned subsidiaries serving as landlords, previously entered into leases (collectively, the “TILT Leases”) with TILT Holdings Inc. and its affiliates (collectively, “TILT”) as tenants for two properties that the Company owns, which represented 2.2% of the Company’s contractual rent as of March 31, 2025.
The Company declared each of the 4Front Leases, the Gold Flora Leases, and the TILT Leases in default in March 2025. Contractual base rent, property management fees and estimated tax and insurance payments owed as of March 31, 2025, for each of the 4Front Leases, the Gold Flora Leases, and the TILT Leases, totaled $9.0 million, $1.7 million, and $2.4 million, respectively. The Company is taking action to pursue its rights under such leases aggressively, which may include, but is not limited to, commencing eviction proceedings as the Company deems necessary.
The Company previously provided a loan, in the aggregate principal amount of $16.1 million, pursuant to the MIH Note issued by the purchaser of four of the Company’s properties in California previously leased to affiliates of Medical Investor Holdings, LLC. The MIH Note is secured by such four properties. The loan pursuant to the MIH Note requires payments of interest only, monthly, in advance and matures on February 29, 2028. The Company declared the MIH Note in default in March 2025, due to the borrower’s failure to pay approximately $0.8 million of interest and reimbursement for taxes. As a result, the principal amount of the MIH Note, plus accrued and unpaid interest, are immediately due and payable. The Company intends to vigorously pursue its rights under the MIH Note, which may include, but is not limited to foreclosing on its security interest in the four properties securing the MIH Note.
In addition, on March 14, 2025, PharmaCann defaulted on its obligations to pay rent for the month of March under nine of its eleven leases for properties located in New York, Illinois, Pennsylvania, Ohio, and Colorado which represented 9.1% of the Company’s total rental revenues for the quarter ended March 31, 2025. March rent owed for these nine leases, including base rent, property management fees and estimated tax and insurance payments, totaled $2.7 million. Monthly base rent of $1.3 million for the remaining two leases, which are for cultivation properties in Michigan and Massachusetts, was previously abated in full effective February 1, 2025, pursuant to the lease amendments the Company entered into with PharmaCann in January 2025. The Company is in continuing discussions with PharmaCann regarding the leases and expects to enforce its rights under the leases aggressively, which may include, but is not limited to, commencing eviction proceedings as the Company deems necessary. See Note 6 "Investments in Real Estate" in the notes to our condensed consolidated financial statements for further information regarding our leases with PharmaCann.
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
Rental Revenues
We receive income primarily from rental revenues generated by the properties that we acquire. The amount of rental revenues depends upon a number of factors, including:
•our ability to enter into leases with increasing or market value rents for the properties that we acquire; and
•rent collection, which primarily relates to each of our tenant’s financial condition and ability to make rent payments to us on time.
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
The success of our tenants in operating their businesses and their ability to pay rent continues to be significantly influenced by many challenges including the impact of inflation, interest rates, labor shortages, changes in trade policy, supply chain constraints on their cost of doing business, and the U.S. consumer financial health. Additionally, market dynamics and the regulatory regime in the states where they operate create challenges that may impact our tenants’ businesses and/or decrease future demand for regulated cannabis cultivation and production facilities. The potential impact of current economic challenges on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties. See “—Results of Operations—Comparison of the Three Months Ended March 31, 2025 and 2024—Rental Revenues” for more information. If these conditions persist or worsen, additional tenants may default on their obligations under our leases with them, and we may be unable to re-lease those properties on favorable terms or at all.
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
Inflation, Tariffs and Supply Chain Disruption
Recent changes in U.S. trade policy, including the imposition of significant tariffs on imported materials and goods, are expected to increase the costs of key inputs used in cannabis cultivation and production, including equipment, lighting systems, and construction materials. These added costs are especially impactful to our tenants operating in the regulated cannabis industry, which already faces higher compliance and regulatory burdens compared to other sectors. In addition, escalating geopolitical tensions and retaliatory trade measures have disrupted global supply chains, which may lead to sourcing challenges, extended lead times, and increased costs for capital projects, including the development and redevelopment of our properties. These factors may also contribute to cost overruns and delays in commencing operations on certain of our tenants’ projects.
Reduced Capital Availability for Tenants and the Company
In recent years, financial markets have experienced heightened volatility, reflecting increased geopolitical risks and significant tightening of financial conditions. These factors have contributed to a substantial decline in capital availability for regulated cannabis operators. Compounding these challenges, recent U.S. trade policy shifts, including the imposition of tariffs on imports from Canada, Mexico and China, have further strained the industry's financial landscape. These tariffs are expected to lead to increased costs for essential inputs such as cultivation equipment and packaging, which historically have been predominantly sourced from overseas.
As many regulated cannabis operators face significant debt maturities in the coming years, these compounded financial pressures are expected to pose substantial challenges in refinancing or extending those debt obligations. The elevated costs resulting from trade policy shifts, coupled with limited access to capital, may hinder operators' ability to secure favorable refinancing terms, potentially impacting their financial stability and operational viability.

Significant Tenants and Concentrations of Risk
As of March 31, 2025, we owned 110 properties located in 19 states leased to 31 tenants (not including five non-cannabis tenants in three properties). Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At March 31, 2025, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at March 31, 2025. See Note 2 “Concentration of Credit Risk” in the notes to our condensed consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2025.
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
Results of Operations
Investments in Real Estate
See Note 6 “Investment in Real Estate” in the notes to the condensed consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the three months ended March 31, 2025.

Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Rental (including tenant reimbursements)	$71,697	$74,914
Other	25	540
Total revenues	71,722	75,454

Expenses:
Property expenses	7,379	6,709
General and administrative expense	8,461	9,562
Depreciation and amortization expense	18,391	17,150
Impairment loss on real estate	3,527	—
Total expenses	37,758	33,421
Income from operations	33,964	42,033
Interest income	1,613	1,784
Interest expense	(4,500)	(4,389)
Net income	31,077	39,428
Preferred stock dividends	(781)	(338)
Net income attributable to common stockholders	$30,296	$39,090
Revenues
Rental Revenues. Rental revenues for the three months ended March 31, 2025 decreased by $3.2 million, or 4%, to $71.7 million, compared to $74.9 million for the three months ended March 31, 2024. The decline was primarily driven by a decrease of $4.4 million on properties leased to PharmaCann due to the tenant's default, a decrease of $1.6 million on properties leased to TILT due to the tenant's default, a decrease of $0.7 million related to one property that the Company took back possession of in September 2024, and a decrease of $0.3 million related to one property sold in May 2024. This decline was partially offset by an increase of $2.2 million related to new acquisitions and new leases executed on existing properties that commenced since March 31, 2024, and an increase of $1.6 million primarily driven by contractual rent escalations.
For the three months ended March 31, 2025, we applied $5.8 million of security deposits for payment of rent on properties leased to PharmaCann, Gold Flora, TILT and Sozo. No security deposits were applied for rent during three months ended March 31, 2024.
We have re-leased three properties in which rent commencement is contingent on the tenants obtaining the requisite approvals to operate. As a result, we do not expect to recognize rental revenue from these properties until such events have occurred.
Other Revenues. Other revenues for the three months ended March 31, 2025 and 2024 consist of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting. Other revenues for the three months ended March 31, 2025 decreased by $0.5 million compared to the three months ended March 31, 2024 primarily due to non-collection of rent related to one property leased to 4Front.
Expenses
Property Expenses. Property expenses for the three months ended March 31, 2025 increased by $0.7 million to $7.4 million, compared to $6.7 million for the three months ended March 31, 2024. The increase was primarily due to additional investment in existing properties, which resulted in higher property tax that we paid for our properties, as well as higher property expenses related to properties that we have regained possession of but not yet leased. Property expenses related to leased properties are generally reimbursable to us by the tenants under the terms of the leases.
General and Administrative Expense. General and administrative expense for the three months ended March 31, 2025 decreased by $1.1 million to $8.5 million, compared to $9.6 million for the three months ended March 31, 2024. The decrease in general and administrative expense was primarily due to lower stock-based compensation expense driven by PSUs granted in 2022 that were forfeited on December 31, 2024 as they did not meet the performance thresholds. The decrease was partially offset by an increase in legal and payroll expenses during the three months ended March 31, 2025. Compensation expense for the three months ended March 31, 2025 and 2024 included $2.1 million and $4.3 million, respectively, of non-cash stock-based compensation expense.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2025 increased by $1.2 million to $18.4 million, compared to $17.2 million for the three months ended March 31, 2024. The increase in depreciation and amortization expense was primarily related to depreciation for properties that we acquired in 2024, one property we acquired in February 2025 and the placement into service of construction and improvements at certain of our properties.
Impairment Loss on Real Estate. Impairment loss on real estate for the three months ended March 31, 2025 related to one of our properties located in Palm Springs, California which is under contract to be sold for less than its carrying value.
Interest Income. Interest income for the three months ended March 31, 2025 decreased by $0.2 million to $1.6 million, compared to $1.8 million for the three months ended March 31, 2024. The decrease was due to having less interest-bearing investments and lower rates earned on those investments during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, partially offset by additional cash interest received on our construction loan pursuant to which we agreed to lend up to $23.0 million, for the development of a regulated cannabis cultivation and processing facility in California (the “Construction Loan”). Cash interest received on our Construction Loan was $0.6 million and $20,000 during the three months ended March 31, 2025 and 2024, respectively.
Interest Expense. Interest expense primarily consists of interest on our Notes due 2026. Interest expense for the three months ended March 31, 2025 increased by $0.1 million to $4.5 million, compared to $4.4 million for the three months ended March 31, 2024, which was primarily due to an increase in non-cash interest expense related to the Revolving Credit Facility.
Cash Flows
Comparison of the Three Months Ended March 31, 2025 and 2024 (in thousands)

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by (used in) operating activities	$54,242	$71,566	$(17,324)
Net cash provided by (used in) investing activities	(17,156)	(14,395)	(2,761)
Net cash provided by (used in) financing activities	(55,321)	(45,368)	(9,953)
Ending cash and cash equivalents	128,010	153,502	(25,492)
Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2025 and 2024 were $54.2 million and $71.6 million, respectively. Cash flows provided by operating activities were generally from contractual rent and tenant reimbursements from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased. The decrease in cash flows provided by operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower net income and the application of $5.8 million of security deposits for contractual rent related tenant defaults. Cash flows provided by operating activities for the three months ended March 31, 2024 also included the one-time payment of $4.8 million received in advance from our tenant Holistic Industries, Inc. related to the sale of our property in Los Angeles, California.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2025 was $17.2 million, of which $16.9 million was related to investments in real estate and funding of draws for improvement and construction funding at our properties and $0.3 million was related to net purchases and maturities of short-term investments. Cash flows used in investing activities for the three months ended March 31, 2024 was $14.4 million, of which $16.5 million was related to funding of draws for improvement and construction funding at our properties and other investments, partially offset by $2.1 million related to net purchases and maturities of short-term investments.
Financing Activities
Net cash used in financing activities of $55.3 million during the three months ended March 31, 2025 was the result of dividend payments of $54.8 million to common and preferred stockholders, partial principal payment on the Notes due 2026 of $8.7 million, $0.7 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees, and $0.3 million related to repurchase of common stock, partially offset by $9.2 million in net proceeds from the issuance of our Series A Preferred Stock pursuant to our ATM Program.
Net cash used in financing activities of $45.4 million during the three months ended March 31, 2024 was primarily due to $11.8 million in net proceeds from the issuance of our common stock, offset by dividend payments of $51.8 million to common and preferred stockholders, principal payment on the Exchangeable Senior Notes of $4.4 million, and $1.0 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees and payment of deferred financing costs.
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
As of March 31, 2025, we owned 110 properties. Of these properties, the 107 properties in our operating portfolio were 98.4% leased, with a weighted-average remaining lease term of 13.5 years.
We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed or re-positioned. In addition, we may recognize an expense for certain property costs, such as insurance premiums and real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the number of property vacancies and whether we have any underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations. In addition, for properties that are not leased and are under development or redevelopment, we may make significant additional investments in these properties in order to get them ready for their intended use and to re-lease them. For the three months ended March 31, 2025, property expenses included $0.7 million of non-reimbursed expenses related to operating properties that were not leased.
To the extent additional resources are needed, we expect to fund our investment activity generally through equity or debt issuances either in the public or private markets along with draws on our Revolving Credit Facility. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of March 31, 2025. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.
In February 2024, we issued 28,408 shares of our common stock and paid $4.3 million in cash upon exchange by holders of $4.3 million principal amount of Exchangeable Senior Notes and paid off the remaining $0.1 million principal amount, in accordance with terms of the indenture for the Exchangeable Senior Notes.
In February 2025, we filed a new shelf registration statement to replace our prior shelf registration statement, which terminated on January 24, 2025, which may permit us, from time to time, to offer and sell common stock, preferred stock, debt, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.
Following the filing of the new registration statement, we filed with the SEC a prospectus supplement that continues our at-the-market” offering program (“ATM Program”), pursuant to which we may offer and sell from time to time, including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. During the three months ended March 31, 2025, we sold 385,147 shares of our Series A Preferred Stock for net proceeds of $9.2 million. As of March 31, 2025, shares of the Company’s common stock and Series A Preferred Stock having an aggregate offering price of up to approximately $480.3 million remain available for offer and sale pursuant to the ATM Program.
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and was most recently amended in November 2024 to increase aggregate commitments for secured revolving loans to $87.5 million (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. There were no amounts outstanding under the Loan Agreement as of March 31, 2025.
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
The following table describes the dividends declared by the Company during the three months ended March 31, 2025:

Declaration Date	Security Class	Amount Per Share	Period Covered	Dividend Paid Date	Dividend Amount
					(In thousands)
March 14, 2025	Common stock	$1.90	January 1, 2025 to March 31, 2025	April 15, 2025	$54,463
March 14, 2025	Series A preferred stock	$0.5625	January 15, 2025 to April 14, 2025	April 15, 2025	$781
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2025 (in thousands):

Payments Due by Year	Notes due 2026	Interest	Office Rent	Total
2025 (nine months ended December 31)	$—	$12,013	$395	$12,408
2026	291,215	6,451	543	298,209
2027	—	—	45	45
2028	—	—	—	—
2029	—	—	—	—
Total	$291,215	$18,464	$983	$310,662
Additionally, as of March 31, 2025, we had (1) $26.2 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease; (2) $1.2 million outstanding in commitments related to contracts with vendors for improvements at our properties, which are expected to be incurred by June 30, 2025; and (3) $0.2 million outstanding in commitments to fund the Construction Loan. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, there is no explicit time frame for incurring the obligations related to our contracts with vendors, and Construction Loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.
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
For the three months ended March 31, 2024, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock as if the Exchangeable Senior Notes were exchanged at the beginning of the respective reporting period. The Exchangeable Senior Notes matured in February 2024.
For the three months ended March 31, 2024, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for vesting of the PSUs were not met as measured as of March 31, 2024. The PSUs expired on December 31, 2024.
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
The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Net income attributable to common stockholders	$30,296	$39,090
Real estate depreciation and amortization	18,391	17,150
Impairment loss on real estate	3,527	—
FFO attributable to common stockholders (basic)	52,214	56,240
Cash and non-cash interest expense on Exchangeable Senior Notes	—	28
FFO attributable to common stockholders (diluted)	52,214	56,268
Litigation-related expense	406	146
Loss (gain) on partial repayment of Notes due 2026	(32)	—
Normalized FFO attributable to common stockholders (diluted)	52,588	56,414
Interest income on seller-financed note(1)	153	403
Deferred lease payments received on sales-type leases(2)	20	1,456
Stock-based compensation	2,078	4,315
Non-cash interest expense	470	388
Above-market lease amortization	23	23
AFFO attributable to common stockholders (diluted)	$55,332	$62,999
FFO per common share – diluted	$1.83	$1.98
Normalized FFO per common share – diluted	$1.84	$1.98
AFFO per common share – diluted	$1.94	$2.21
Weighted average common shares outstanding – basic	28,275,549	28,145,017
Restricted stock and RSUs	312,473	278,890
Dilutive effect of Exchangeable Senior Notes	—	38,079
Weighted average common shares outstanding – diluted	28,588,022	28,461,986

(1)Amount reflects the non-refundable interest received on the seller-financed note issued to us by the buyer in connection with our disposition of a portfolio of four properties in southern California previously leased to affiliates of Medical Investor Holdings, which is recognized as a deposit liability and is included in other liabilities in our condensed consolidated balance sheet as of March 31, 2025, as the transaction did not qualify for recognition as a completed sale.
(2)Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our condensed consolidated balance sheet as of March 31, 2025, as the transaction did not qualify for recognition as a completed sale (see Note 2 “Lease Accounting” to our condensed consolidated financial statements included in this report for more information). Prior to the lease modifications on January 1, 2024, which extended the initial lease terms, the leases were classified as operating leases and the lease payments received were recognized as rental revenue and therefore, included in net income attributable to common stockholders.
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
We continually evaluate the estimates and assumptions we use to prepare our consolidated financial statements. Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following critical accounting estimates discussion reflects what we believe are the most significant estimates and assumptions used in the preparation of our consolidated financial statements. This discussion of our critical accounting estimates is intended to supplement the description of our accounting policies in the footnotes to our condensed consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates and assumptions. For further discussion of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies and Procedures and Recent

Accounting Pronouncements” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and to our condensed consolidated financial statements included in this report.
Lease Accounting
We account for our leases under Accounting Standards Codification 842, Leases, which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates relating to the unguaranteed residual value of the assets at the end of the non-cancelable lease term. A decrease of 5% in the estimated unguaranteed residual value of our properties would not change the lease classification of any new leases or leases that were modified during the three months ended March 31, 2025.
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
The determination of whether we are or the tenant is the owner of improvements for accounting purposes is subject to significant judgment. In making that determination, we consider numerous factors and perform a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include but are not limited to the following:
•whether the lease agreement requires landlord approval of how the improvement allowance is spent prior to installation of the improvements;
•whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the improvement allowance was spent on prior to payment by the landlord for such improvements;
•whether the improvements are unique to the tenant or reusable by other tenants;
•whether the tenant is permitted to alter or remove the improvements without the consent of the landlord or without compensating the landlord for any lost utility or diminution in fair value; and
•whether the ownership of the improvements remains with the landlord or remains with the tenant at the end of the lease term.
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
We evaluate our real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. We evaluate our real estate assets for impairment on a property-by-property basis. Indicators we use to determine whether an impairment evaluation is necessary include:
•deterioration in rental rates for a specific property;
•deterioration of a given rental submarket;

•significant change in strategy or use of a specific property or any other event that could result in a decreased holding period, including classifying a property as held for sale, or significant development delay;
•evidence of material physical damage to the property; and
•default by a significant tenant when any of the other indicators above are present.
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
For each property where such an indicator occurred, we completed an impairment evaluation. During the three months ended March 31, 2025, real estate assets related to one of our properties in Palm Springs, California were determined to be impaired. In April 2025, we marketed the property for sale and have executed a purchase and sale agreement with a prospective buyer in which the estimated net proceeds from sale is less than the carrying value of the property. As a result, we recognized an impairment loss on real estate of $3.5 million during the three months ended March 31, 2025 to reduce its carrying value to the estimated fair value. For all other operating properties that were evaluated, we determined that the undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the three months ended March 31, 2025. Significant adverse changes in the critical accounting estimates used in the impairment evaluation are required for the undiscounted cash flows over the holding period to be less than the carrying value of these properties as of March 31, 2025.
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
Interest Rate Risk
As of March 31, 2025, we had $291.2 million principal amount of Notes due 2026 outstanding at a fixed interest rate of 5.50%, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume. In recent years, the commercial real estate market generally has experienced significant disruptions from, among other things, significant increases in interest rates and changing tenant preferences for space. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. As of March 31, 2025, we had no outstanding borrowings on our Revolving Credit Facility.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2025 (the end of the period covered by this Quarterly Report).
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 11 “Commitments and Contingencies — Litigation” to our condensed consolidated financial statements, which is hereby incorporated by reference.
ITEM 1A. RISK FACTORS
Other than the following, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025.
Changes in trade policies, tariffs, and related government actions may negatively affect economic activity and have a significant adverse impact on our business.
Recently, the U.S. government has signaled its intent to shift its approach to international trade policy, including the potential renegotiation or termination of certain bilateral or multilateral trade agreements with foreign nations. This has led to proposals and actions aimed at imposing higher tariffs on foreign goods imported into the U.S., such as steel and aluminum from countries like China, Canada, and Mexico. In retaliation, some foreign governments, including China, have introduced counter-tariffs on U.S. goods. Additional government actions, such as the imposition of further tariffs, trade barriers, or changes to international trade policies, could lead to higher costs, reduced profit margins, and diminished competitiveness for products offered by our current and future tenants, particularly those reliant on imports from affected countries. Such changes or uncertainties could also increase costs and reduce margins for our development or expansion projects. These factors may slow economic activity and materially harm the businesses of our tenants, as well as on our business, financial conditions and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2025, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information with respect to the number of shares of common stock repurchased by us for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Common Share(2)	Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or dollar value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	11,883	$67.80	—	$—
February 1, 2025 - February 28, 2025	—	—	—	—
March 1, 2025 - March 31, 2025	4,586	63.00	4,586	99.7
Total	16,469	$66.46	4,586	$99.7

(1)Includes 11,883 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
(2)The value of the common stock withheld to satisfy employee tax was based on the closing price of our common stock on the applicable vesting date. The average price paid per share of common stock repurchased under the Company's stock repurchase plan includes commissions paid to brokers
(3)The Company’s common stock repurchases are made pursuant to the Company’s stock repurchase plan, which was authorized by the board of directors in March 2025, to repurchase up to $100.0 million of the Company’s common stock. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase plan are expected to be funded from existing cash balances and proceeds from the sale of the Company’s Series A preferred stock under its at-the-market offering program. During the three months ended March 31, 2025, 4,586 shares were repurchased under the share repurchase plan. The repurchase plan expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)
During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*Filed herewith.

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

Dated May 8, 2025