Form 10-Q
period 2025-06-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2025-08-07
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission file number: 001-37949
Innovative Industrial Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2025 there were 28,022,699 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.
FORM 10-Q – QUARTERLY REPORT
June 30, 2025

PART I
PART II

PART I
ITEM 1. FINANCIAL STATEMENTS
Innovative Industrial Properties, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
Assets	2025	2024
Real estate, at cost:
Land	$146,469	$146,772
Buildings and improvements	2,249,408	2,230,807
Construction in progress	57,487	62,393
Total real estate, at cost	2,453,364	2,439,972
Less accumulated depreciation	(306,594)	(271,190)
Net real estate held for investment	2,146,770	2,168,782
Construction loan receivable	22,800	22,800
Cash and cash equivalents	99,666	146,245
Investments	5,258	5,000
Right of use office lease asset	731	946
In-place lease intangible assets, net	6,955	7,385
Other assets, net	22,875	26,889
Total assets	$2,305,055	$2,378,047

Liabilities and stockholders’ equity
Liabilities:
Notes due 2026, net	$289,861	$297,865
Building improvements and construction funding payable	5,647	10,230
Accounts payable and accrued expenses	10,183	10,561
Dividends payable	54,661	54,817
Rent received in advance and tenant security deposits	51,647	57,176
Other liabilities	12,650	11,338
Total liabilities	424,649	441,987
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, liquidation preference of $25.00 per share, 1,561,654 and 1,002,673 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	36,843	23,632
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,017,520 and 28,331,833 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	2,107,963	2,124,113
Dividends in excess of earnings	(264,428)	(211,713)
Total stockholders’ equity	1,880,406	1,936,060
Total liabilities and stockholders’ equity	$2,305,055	$2,378,047
See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental (including tenant reimbursements)	$62,866	$79,253	$134,563	$154,167
Other	25	540	50	1,080
Total revenues	62,891	79,793	134,613	155,247

Expenses:
Property expenses	6,867	6,863	14,246	13,572
General and administrative expense	8,626	9,661	17,087	19,223
Depreciation and amortization expense	18,500	17,473	36,891	34,623
Impairment loss on real estate	—	—	3,527	—
Total expenses	33,993	33,997	71,751	67,418
Gain (loss) on sale of real estate	—	(3,449)	—	(3,449)
Income from operations	28,898	42,347	62,862	84,380
Interest income	1,570	3,966	3,183	5,750
Interest expense	(4,444)	(4,320)	(8,944)	(8,709)
Net income	26,024	41,993	57,101	81,421
Preferred stock dividends	(878)	(338)	(1,659)	(676)
Net income attributable to common stockholders	$25,146	$41,655	$55,442	$80,745
Net income attributable to common stockholders per share (Note 8):
Basic	$0.87	$1.45	$1.92	$2.82
Diluted	$0.86	$1.44	$1.90	$2.79
Weighted-average shares outstanding:
Basic	27,924,092	28,250,843	28,098,850	28,197,930
Diluted	28,317,693	28,572,138	28,452,111	28,527,419
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2025
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	1,387,820	$32,818	28,378,181	$28	$2,125,109	$(235,791)	$1,922,164
Net income	—	—	—	—	—	26,024	26,024
Issuance of unvested restricted stock	—	—	6,291	—	—	—	—
Issuance of preferred stock, net of issuance costs	173,834	4,025	—	—	—	—	4,025
Repurchase of common stock	—	—	(366,952)	—	(19,818)	—	(19,818)
Preferred stock dividends	—	—	—	—	—	(878)	(878)
Common stock dividends	—	—	—	—	—	(53,783)	(53,783)
Stock-based compensation	—	—	—	—	2,672	—	2,672
Balances at end of period	1,561,654	$36,843	28,017,520	$28	$2,107,963	$(264,428)	$1,880,406

	Six Months Ended June 30, 2025
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	1,002,673	$23,632	28,331,833	$28	$2,124,113	$(211,713)	$1,936,060
Net income	—	—	—	—	—	57,101	57,101
Issuance of unvested restricted stock, net of forfeitures	—	—	57,225	—	(792)	—	(792)
Issuance of preferred stock, net of issuance costs	558,981	13,211	—	—	—	—	13,211
Repurchase of common stock	—	—	(371,538)	—	(20,108)	—	(20,108)
Preferred stock dividends	—	—	—	—	—	(1,659)	(1,659)
Common stock dividends	—	—	—	—	—	(108,246)	(108,246)
Forfeiture of unvested restricted stock units	—	—	—	—	—	89	89
Stock-based compensation	—	—	—	—	4,750	—	4,750
Balances at end of period	1,561,654	$36,843	28,017,520	$28	$2,107,963	$(264,428)	$1,880,406

	Three Months Ended June 30, 2024
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	600,000	$14,009	28,328,647	$28	$2,111,111	$(169,721)	$1,955,427
Net income	—	—	—	—	—	41,993	41,993
Issuance of unvested restricted stock	—	—	3,186	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(338)	(338)
Common stock dividends	—	—	—	—	—	(54,253)	(54,253)
Stock-based compensation	—	—	—	—	4,371	—	4,371
Balances at end of period	600,000	$14,009	28,331,833	$28	$2,115,482	$(182,319)	$1,947,200

	Six Months Ended June 30, 2024
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	600,000	$14,009	28,140,891	$28	$2,095,789	$(156,854)	$1,952,972
Net income	—	—	—	—	—	81,421	81,421
Issuance of unvested restricted stock, net of forfeitures	—	—	39,310	—	(750)	—	(750)
Exchange of Exchangeable Senior Notes	—	—	28,408	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	123,224	—	11,757	—	11,757
Preferred stock dividends	—	—	—	—	—	(676)	(676)
Common stock dividends	—	—	—	—	—	(106,210)	(106,210)
Stock-based compensation	—	—	—	—	8,686	—	8,686
Balances at end of period	600,000	$14,009	28,331,833	$28	$2,115,482	$(182,319)	$1,947,200
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$57,101	$81,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	36,891	34,623
Impairment loss on real estate	3,527	—
Loss (gain) on sale of real estate	—	3,449
Other non-cash adjustments	5	54
Stock-based compensation	4,750	8,686
Amortization of discounts on investments	—	(244)
Amortization of debt discount and issuance costs	946	794
Changes in assets and liabilities
Other assets, net	3,719	4,377
Accounts payable, accrued expenses and other liabilities	1,281	3,164
Rent received in advance and tenant security deposits	(5,529)	(553)
Net cash provided by (used in) operating activities	102,691	135,771

Cash flows from investing activities
Investments in real estate	(7,857)	(13,026)
Proceeds from sale of real estate asset	1,750	9,100
Funding of draws for improvements and construction	(16,547)	(36,988)
Purchases of short-term investments	(5,258)	(45,110)
Maturities of short-term investments	5,000	27,191
Net cash provided by (used in) investing activities	(22,912)	(58,833)

Cash flows from financing activities
Issuance of common stock, net of offering costs	—	11,757
Repurchase of common stock	(20,108)	—
Issuance of preferred stock, net of offering costs	13,211	—
Principal payment on exchangeable senior notes	—	(4,436)
Principal payment on notes due 2026	(8,697)	—
Payment of deferred financing costs	—	(251)
Dividends paid to common stockholders	(108,716)	(103,446)
Dividends paid to preferred stockholders	(1,345)	(676)
Taxes paid related to net share settlement of equity awards	(703)	(750)
Net cash provided by (used in) financing activities	(126,358)	(97,802)
Net increase (decrease) in cash and cash equivalents	(46,579)	(20,864)
Cash and cash equivalents, beginning of period	146,245	141,699
Cash and cash equivalents, end of period	$99,666	$120,835

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of interest capitalized	$8,058	$7,933
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$4,402	$6,161
Accrual for common and preferred stock dividends declared	54,661	54,591
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements
June 30, 2025
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
2. Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements
Basis of Presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements.
This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.
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
Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates and assumptions. The most significant estimates and assumptions made include determination of lease accounting and fair value of acquisition of real estate properties.
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
The fair value of acquired in-place leases is derived based on our assessment of estimated lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amounts recorded for acquired in-place leases are reflected as in-place lease intangible assets, net on our consolidated balance sheets and are amortized on a straight-line basis as a component of depreciation and amortization expense over the remaining term of the applicable leases.
The fair value of the above-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) our estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease. The amount recorded for one above-market operating lease is included in other assets, net on our consolidated balance sheets and is amortized on a straight-line basis as a reduction of rental revenues over the remaining term of the applicable lease.
Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of both June 30, 2025 and December 31, 2024, acquisitions of $16.8 million have been recognized as notes receivable and are included in other assets, net on our consolidated balance sheets.
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
Amounts capitalized are depreciated on a straight-line basis over the estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended June 30, 2025 and 2024, we recognized depreciation expense of $18.3 million and $17.3 million, respectively, and for the six months ended June 30, 2025 and 2024, we recognized depreciation expense of $36.5 million and $34.2 million, respectively. Depreciation expense relating to our real estate held for investment is included in depreciation and amortization expense in our consolidated statements of income. We depreciate office equipment and furniture and fixtures on a straight-line basis over the estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office on a straight-line basis over the shorter of the estimated useful lives or the remaining lease term. Depreciation expense relating to our corporate assets is included in general and administrative expense in our consolidated statements of income.
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
During the three months ended March 31, 2025, we recognized an impairment loss on real estate of $3.5 million related to one of our properties in Palm Springs, California which was under contract for sale and sold in June 2025. No impairment losses were recognized during the three months ended June 30, 2025, or during the three and six months ended June 30, 2024.
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

For the three and six months ended June 30, 2025, rental revenue recognized included the application of $18,000 and $5.8 million of security deposits for rent, respectively. For both the three and six months ended June 30, 2024, rental revenue recognized included the application of $0.6 million of security deposits for rent.
Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which (as amended in February 2023), we agreed to lend up to $23.0 million for the development of a regulated cannabis cultivation and processing facility in California (the “Construction Loan”). We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. As of both June 30, 2025 and December 31, 2024, we had funded $22.8 million of the $23.0 million total commitment. Interest income on the Construction Loan is recognized on a cash basis. The borrower exercised the option to extend the maturity date to December 31, 2025 with the satisfaction of certain conditions and payment of an extension fee.
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
Deferred Financing Costs. The deferred financing costs relating to our Notes due 2026 are included as a reduction in the net book value of the related liability on our consolidated balance sheets. These costs are amortized as non-cash interest expense using the effective interest method over the life of the related obligations. Deferred financing costs relating to our Revolving Credit Facility (as defined in Note 7 "Debt") are included in other assets, net in our consolidated balance sheets. These costs are being amortized on a straight-line basis and recognized as non-cash interest expense over the remaining term of the Revolving Credit Facility.
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
The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs or exchange any other consideration with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. In each of the three and six months ended June 30, 2025 and 2024, we recognized office lease expense of $0.1 million and $0.2 million, respectively, which is included in general and administrative expenses in our consolidated statements of income. In both the six months ended June 30, 2025 and 2024, amounts paid and classified as operating activities in our consolidated statements of cash flows for the office lease were $0.2 million.

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
Lease amendments are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease. In January 2024, the lease modifications for two of our leases to extend the initial term of each lease changed the lease classification from operating lease to sales-type lease that did not satisfy all the criteria for recognition as a completed sale. Accordingly, we continue to recognize the underlying assets within net real estate held for investment and all lease payments received, as well as any future lease payments, will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met. As of June 30, 2025, we have received lease payments of $5.0 million that have been included in other liabilities on our consolidated balance sheet. The underlying assets’ land and building and improvements had a gross carrying value of $4.1 million and $28.9 million, respectively, and accumulated depreciation of $3.9 million as of June 30, 2025.
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
Concentration of Credit Risk. As of June 30, 2025, we owned 108 properties located in 19 states and leased to 36 tenants. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following tables set forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and six months ended June 30, 2025 and 2024, including tenant reimbursements:

	For the Three Months Ended
	June 30, 2025
		Percentage of
	Number of	Rental
	Leases	Revenue
Ascend Wellness Holdings, Inc. ("Ascend")	4	13%
Green Thumb Industries, Inc. ("Green Thumb")	3	10%
Curaleaf Holdings, Inc. ("Curaleaf")	8	9%
Trulieve Cannabis Corp. ("Trulieve")	6	8%
The Cannabist Company	21	8%

	For the Six Months Ended
	June 30, 2025
		Percentage of
	Number of	Rental
	Leases	Revenue
Ascend	4	12%
Green Thumb	3	9%
Curaleaf	8	8%
Trulieve	6	8%
The Cannabist Company	21	7%

	For the Three Months Ended
	June 30, 2024
	Number of Leases	Percentage of Rental Revenue
PharmaCann Inc. ("PharmaCann")(1)	11	14%
Holistic Industries Inc. ("Holistic")	5	11%
Ascend	4	9%
Greent Thumb	3	7%
Curaleaf	8	7%

	For the Six Months Ended
	June 30, 2024
	Number of Leases	Percentage of Rental Revenue
PharmaCann(1)	11	14%
Ascend	4	10%
Holistic	5	9%
Green Thumb	3	8%
Curaleaf	8	7%

(1)See Note 6 "Investment in Real Estate - Lease Amendments" for further information about the leases with PharmaCann.
In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.

As of both June 30, 2025 and December 31, 2024, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of June 30, 2025 and December 31, 2024.
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2025, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.
3. Common Stock
As of June 30, 2025, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,017,520 shares of common stock issued and outstanding.
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
No shares of common stock were issued pursuant to the ATM Program during the six months ended June 30, 2025. During the six months ended June 30, 2024, we sold 123,224 shares of common stock that were issued pursuant to the Prior ATM Program for net proceeds of $11.8 million.
During the six months ended June 30, 2024, we issued 28,408 shares of our common stock related to the exchange premium upon exchange by holders of $4.3 million of outstanding principal amount of our 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”).
In March 2025, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The repurchase program expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion. During the three and six months ended June 30, 2025, we repurchased and retired 366,952 and 371,538 shares of common stock for $19.8 million and $20.1 million, respectively.
4. Preferred Stock
As of June 30, 2025, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were 1,561,654 shares issued and outstanding of Series A Preferred Stock. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding, the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
During the three and six months ended June 30, 2025, we sold 173,834 and 558,981 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $4.0 million and $13.2 million, respectively.
5. Dividends
The following table describes the dividends declared by the Company during the six months ended June 30, 2025:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 14, 2025	Common stock	$1.90	March 31, 2025	April 15, 2025	$54,463
March 14, 2025	Series A preferred stock	$0.5625	March 31, 2025	April 15, 2025	$781
June 13, 2025	Common stock	$1.90	June 30, 2025	July 15, 2025	$53,783
June 13, 2025	Series A preferred stock	$0.5625	June 30, 2025	July 15, 2025	$878

6. Investments in Real Estate
Acquisitions
The Company made the following acquisition during the six months ended June 30, 2025 (dollars in thousands):

Property	State	Closing Date	Rentable Square Feet(1)	Purchase Price	Transaction Costs	Total
Harvard Place	Maryland	February 20, 2025	22,000	$7,750	$107	$7,857
Total			22,000	$7,750	$107	$7,857	(2)

(1)Includes expected rentable square feet at completion of construction at the property.
(2)$0.6 million was allocated to land and $7.2 million was allocated to building and improvements.
Acquired In-Place Lease Intangible Assets
In-place lease intangible assets and related accumulated amortization as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
In-place lease intangible assets	$9,979	$9,979
Accumulated amortization	(3,024)	(2,594)
In-place lease intangible assets, net	$6,955	$7,385
Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our consolidated statements of income was $0.2 million in each of the three months ended June 30, 2025 and 2024, and $0.4 million in each of the six months ended June 30, 2025 and 2024. The weighted-average remaining amortization period of the acquired in-place leases was 8.3 years, and the estimated annual amortization of the value of the acquired in-place leases as of June 30, 2025 is as follows (in thousands):

Year	Amount
2025 (six months ending December 31)	$430
2026	860
2027	860
2028	860
2029	860
Thereafter	3,085
Total	$6,955
Above-Market Lease
The above-market lease and related accumulated amortization included in other assets, net on our consolidated balance sheets as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
Above-market lease	$1,054	$1,054
Accumulated amortization	(325)	(279)
Above-market lease, net	$729	$775
The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of 8.0 years. In each of the three and six months ended June 30, 2025 and 2024, the amortization of the above-market lease was $23,000 and $46,000, respectively.

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
In March 2025, PharmaCann defaulted on its obligations to pay rent for the month of March under nine of its eleven leases for properties located in New York, Illinois, Pennsylvania, Ohio, and Colorado and therefore, all modifications to our leases with PharmaCann described above became null and void and the leases reverted to the terms in effect as of January 1, 2025. In April 2025, the lease for the cultivation property in Michigan was terminated concurrently with the execution of a new lease with a new tenant.
In March 2025, we amended our lease with a subsidiary of AYR Wellness, Inc. at one of our Florida properties to reduce the improvement allowance by $2.5 million to $27.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.
Capitalized Costs
During the six months ended June 30, 2025, we capitalized costs of $11.8 million relating to improvements and construction activities at our properties.
Property Dispositions
In March 2023, we sold a portfolio of four properties in California for $16.2 million (excluding transaction costs) and provided a secured loan for $16.1 million to the buyer of the properties. The loan matures on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $0.5 million of the principal balance. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of June 30, 2025, we have received interest payments of $2.6 million. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of $3.4 million and $13.9 million, respectively, and accumulated depreciation of $2.2 million as of June 30, 2025, remain on the consolidated balance sheet, and the buildings and improvements continue to be depreciated. We declared this loan in default in March 2025 due to borrower's failure to pay interest and reimbursement for taxes. As a result of the default, the full principal and accrued interest under the loan, which amounted to $17.3 million as of June 30, 2025, became immediately due and payable.
In April 2025, we sold a property in Michigan for $9.0 million (excluding transaction costs) and provided a secured loan for $8.5 million to the buyer of the property. The loan matures on April 24, 2028 with an option to extend the maturity for twelve months, conditional on the payment of an extension fee. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of June 30, 2025, we have received $1.2 million for a loan origination fee and interest. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of $0.4 million and $9.6 million, respectively, and accumulated depreciation of $1.9 million as of June 30, 2025, remain on the consolidated balance sheet, and the buildings and improvements continue to be depreciated.

In June 2025, we sold a property in Palm Springs, California. Net proceeds from the sale were $1.8 million and no gain or loss was recognized on the sale as the property was impaired and recognized at fair value less selling costs as of March 31, 2025.
Future Contractual Minimum Rent
Future contractual minimum rent (including base rent and property management fees) to be received on our leases as of June 30, 2025 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2025 (six months ending December 31)	$147,476
2026	305,849
2027	317,908
2028	324,400
2029	331,805
Thereafter	3,428,703
Total	$4,856,141
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
The following table details our interest expense related to the Exchangeable Senior Notes which matured in February 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cash coupon	$—	$—	$—	$24
Amortization of issuance cost	—	—	—	5
Capitalized interest	—	—	—	(1)
Total interest expense	$—	$—	$—	$28
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
The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cash coupon	$4,004	$4,125	$8,085	$8,250
Amortization of issuance cost	362	351	726	697
Capitalized interest	(39)	(224)	(95)	(389)
Total interest expense	$4,327	$4,252	$8,716	$8,558
The following table details the carrying value of our Notes due 2026 (in thousands):

	June 30, 2025	December 31, 2024
Principal amount	$291,215	$300,000
Unamortized issuance cost	(1,354)	(2,135)
Carrying value	$289,861	$297,865
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
In February 2025, we made early partial repayments at a discount totaling $8.7 million on the Notes due 2026, reducing the principal balance by $8.8 million. Following the partial repayment, all other terms and conditions of the debt agreement remain unchanged. At June 30, 2025, the outstanding principal balance was $291.2 million and the Company currently does not have sufficient liquidity to satisfy this obligation at maturity. Management has plans to refinance the Notes due 2026 and believes that it will be successful based on the strength of the Company’s investment-grade rated balance sheet, long-term history of generating positive cash flows from operations and track record of success in raising capital. As a result, management has concluded that our plans are probable of achieving sufficient liquidity to satisfy this obligation prior to maturity in May 2026. While management believes it is probable that we will be able to refinance the Notes due 2026, there can be no assurance that we will be able to raise new capital or complete such refinance on terms that are attractive to the Company, or at all.
The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of June 30, 2025.
Accrued interest payable for the Notes due 2026 as of June 30, 2025 and December 31, 2024 was $2.0 million and $2.1 million, respectively, and is included in accounts payable and accrued expenses on our consolidated balance sheets.
Revolving Credit Facility
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement initially provided $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the

Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. In November 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility was increased from $50.0 million to $87.5 million. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2025.
In connection with the Revolving Credit Facility, we recorded $1.2 million of issuance costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. For the three months ended June 30, 2025 and 2024, we recognized $0.1 million and $68,000, respectively, of non-cash interest expense related to the Revolving Credit Facility. For the six months ended June 30, 2025 and 2024, we recognized $0.2 million and $0.1 million, respectively, of non-cash interest expense related to the Revolving Credit Facility.
The following table summarizes the principal payments on our outstanding indebtedness as of June 30, 2025 (in thousands):

Payments Due by Year	Amount
2025 (six months ending December 31)	$—
2026	291,215
2027	—
2028	—
2029	—
Thereafter	—
Total	$291,215
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
Through June 30, 2025, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and six months ended June 30, 2025 and 2024 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.
The 19,040 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the six months ended June 30, 2024, and were included in the computation of diluted earnings per share.
For the three and six months ended June 30, 2024, the performance share units (“PSUs”) granted to certain employees were included in dilutive securities to the extent the performance thresholds for vesting of the PSUs were met as measured as of June 30, 2024. The PSUs expired on December 31, 2024.

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$26,024	$41,993	$57,101	$81,421
Preferred stock dividends	(878)	(338)	(1,659)	(676)
Distribution to participating securities	(758)	(570)	(1,505)	(1,114)
Net income attributable to common stockholders used to compute net income per share – basic	24,388	41,085	53,937	79,631
Dilutive effect of Exchangeable Senior Notes	—	—	—	28
Net income attributable to common stockholders used to compute net income per share – diluted	$24,388	$41,085	$53,937	$79,659

Weighted-average common shares outstanding:
Basic	27,924,092	28,250,843	28,098,850	28,197,930
Restricted stock and RSUs	393,601	300,582	353,261	289,736
PSUs	—	20,713	—	20,713
Dilutive effect of Exchangeable Senior Notes	—	—	—	19,040
Diluted	28,317,693	28,572,138	28,452,111	28,527,419
Net income attributable to common stockholders per share:
Basic	$0.87	$1.45	$1.92	$2.82
Diluted	$0.86	$1.44	$1.90	$2.79
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
The following table presents the carrying value and approximate fair value of financial instruments at June 30, 2025 and December 31, 2024 (in thousands):

	At June 30, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments(1)	$5,258	$5,258	$5,000	$5,000
Investments as cash equivalents(2)	$6,022	$6,022	$45,714	$45,714
Notes due 2026(3)	$289,861	$285,213	$297,865	$289,077
Construction loan(4)	$22,800	$29,503	$22,800	$28,245
Notes receivable(5)	$16,786	$16,786	$16,786	$16,786

(1)At June 30, 2025 and December 31, 2024 , investments consisting of short-term certificates of deposit with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity, stated at cost which approximates fair value using Level 2 inputs.
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
(4)The construction loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At each of June 30, 2025 and December 31, 2024, the expected market yield used to determine fair value was 16.25%. Changes in market yields may change the fair value of the construction loan. Generally, an increase in market yields may result in a decrease in the fair value of the construction loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the construction loan may fluctuate from period to period. Additionally, the fair value of the construction loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.
(5)Notes receivable relate to certain acquisitions of real estate which did not satisfy the requirements for sale-leaseback accounting (see Note 2 “Acquisition of Real Estate Properties” to our consolidated financial statements for more information). The notes receivable are categorized as Level 3 and were also valued using a yield analysis. At June 30, 2025 and December 31, 2024, the weighted average expected market yields used to determine fair values were 22.8% and 20.6%, respectively.
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
A summary of the restricted stock activity under the 2016 Plan and related information for the six months ended June 30, 2025 is included in the table below:

	Unvested Restricted Stock	Weighted- Average Grant Date Fair Value
Balance at December 31, 2024	77,268	$108.95
Granted	62,817	$73.18
Vested	(21,392)	$102.04
Forfeited(1)	(11,883)	$165.13
Balance at March 31, 2025	106,810	$83.04
Granted	6,291	$57.23
Vested	(3,186)	$113.05
Balance at June 30, 2025	109,915	$80.70

(1)Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.

The remaining unrecognized compensation cost of $7.0 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of 1.9 years as of June 30, 2025. The fair value of restricted stock that vested during the six months ended June 30, 2025 was $2.4 million.
The following table summarizes our RSU activity for the six months ended June 30, 2025. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	222,502	$114.68
Granted	73,179	$73.18
Forfeited(1)	(9,242)	$97.39
Balance at March 31, 2025	286,439	$104.63
Granted	2,796	$57.23
Balance at June 30, 2025	289,235	$104.17

(1)Shares that were forfeited upon employee's cessation of employment.
The remaining unrecognized compensation cost of $8.5 million for RSU awards is expected to be recognized over an amortization period of 0.6 years as of June 30, 2025.
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
Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable performance period. For the three and six months ended June 30, 2024, we recognized stock-based compensation expense of $1.7 million and $3.3 million, respectively, relating to PSU awards.
11. Commitments and Contingencies
Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our consolidated balance sheet as of June 30, 2025 is presented in the table below (in thousands):

Year	Amount
2025 (six months ending December 31)	$263
2026	543
2027	45
2028	—
2029	—
Total future contractual lease payments	851
Effect of discounting	(38)
Office lease liability	$813
Improvement Allowances. As of June 30, 2025, we had $11.6 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Construction Loan. As of June 30, 2025, we had $0.2 million of commitments related to our Construction Loan for the development of a regulated cannabis cultivation and processing facility in California.
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
On October 19, 2023, a Second Amended Class Action Complaint was filed under the same Case Number, and asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Second Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020 and August 4, 2022. On December 18, 2023, defendants moved to dismiss the Second Amended Class Action Complaint; on February 1, 2024, plaintiff responded with their opposition to defendants’ motion to dismiss the Second Amended Class Action Complaint; and on March 1, 2024, defendants replied to plaintiff’s response. On September 25, 2024, the court granted defendants’ motion to dismiss the Second Amended Class Action Complaint with prejudice. On September 30, 2024, plaintiff filed a notice of appeal of the court’s dismissal of the Second Amended Class Action Complaint with prejudice. On December 9, 2024, plaintiff filed their opening appellate brief with the United States Court of Appeals for the Third Circuit. On January 23, 2025, defendants filed their appellate brief. On February 27, 2025, plaintiff filed their reply brief. Oral argument took place on June 17, 2025.
On January 17, 2025, a second federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Alain Giraudon, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Alan D. Gold, Paul E. Smithers, David Smith and Ben Regin, Case No. 1:25-cv-00182-RDB, and was filed in the U.S. District Court for the District of Maryland. The lawsuit was purportedly brought on behalf of purchasers of our common stock and alleges that we and certain of our officers made false or misleading statements regarding our business in violation of Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 27, 2024 and December 19, 2024. On April 25, 2025, the court issued an order setting a briefing schedule, which is as follows: plaintiff is to file an Amended Complaint no later than June 23, 2025; defendants are to file an answer, move to dismiss, or otherwise respond no later than August 22, 2025; if defendants move to dismiss, plaintiff is to file a response no later than October 21, 2025; and defendants are to file a reply no later than November 20, 2025. Plaintiffs filed an Amended Complaint on June 23, 2025.
On June 23, 2025, a Consolidated Class Action Complaint was filed under the same Case Number, adding Catherine Hastings as a defendant, and asserting causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Consolidated Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 26, 2024 and March 28, 2025.
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
13. Subsequent Events
In July 2025, we terminated the lease with a subsidiary of Gold Flora at our property located at 19533 McLane Street in Palm Springs, California.
On August 6, 2025, the Company through its Operating Partnership entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with IQHQ, Inc., a Maryland corporation (“IQHQ REIT”). The Securities Purchase Agreement, together with certain exhibits thereto, set forth the terms under which the Operating Partnership agreed to: (i) purchase up to $170 million of preferred stock of IQHQ REIT (the “Preferred Stock”) at a price of $1,000 per share, together with corresponding warrants to purchase common equity units of IQHQ Holdings, LP, a Delaware limited partnership, subject to the satisfaction of certain funding milestones of the Preferred Stock; and (ii) provide a $100 million commitment to the operating partnership of IQHQ REIT as a member of a lender syndicate under an Amended and Restated Credit Agreement (the “RCF”) with an initial term of three years, extendable by an additional 12 months upon payment of an extension fee and satisfaction of certain other conditions. The transactions contemplated by the Securities Purchase Agreement and the RCF are expected to close in the third quarter of 2025, subject to the satisfaction of customary closing conditions and approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: rates of default on leases for our assets; our ability to re-lease properties upon tenant defaults or lease terminations for the rent we currently receive, or at all; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the satisfaction of closing conditions under the Securities Purchase Agreement and the RCF (each as defined below); anticipated funding sources for our investment in Preferred Stock of IQHQ REIT (each as defined below); the demand for regulated cannabis cultivation and processing facilities; decreased economic activity due to fluctuations in trade policies, tariffs, and related government actions; inflation dynamics; the impact of pandemics on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflicts in Ukraine and Israel; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the potential impact on us from litigation matters, including rising liability and insurance costs; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; how and when any forward equity sales may settle; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.
The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company’s consolidated financial condition, results of operations and cash flows. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and accompanying notes.

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
We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of June 30, 2025, we had 23 full-time employees.
As of June 30, 2025, we owned 108 properties comprising 9.0 million square feet (including 588,000 rentable square feet under development/redevelopment) in 19 states. As of June 30, 2025, we had invested $2.5 billion in the aggregate (consisting of purchase price and funding of draws for construction and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $11.6 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $11.6 million committed to fund draws to certain tenants and vendors for improvements at our properties, $5.6 million was incurred but not funded as of June 30, 2025.
Of these 108 properties, we include 105 properties in our operating portfolio, which were 98.6% leased as of June 30, 2025, with a weighted-average remaining lease term of 13.1 years. We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of June 30, 2025, and together are expected to comprise 491,000 rentable square feet upon completion of development/redevelopment):
•63795 19th Avenue in Palm Springs, California (pre-leased);
•Inland Center Drive in San Bernardino, California; and
•Leah Avenue in San Marcos, Texas.
As discussed below under the section entitled “—Factors Impacting Our Operating Results—Conditions in Our Markets,” market dynamics in the regulated cannabis industry have been extremely challenging in recent years. These challenges include federal, state and local taxation burdens; ineffective enforcement policies with respect to the illicit cannabis market; declines in unit pricing for regulated cannabis products; limited access to capital; and inflation and supply chain constraints. As we have discussed in this and previous filings with the SEC, these challenges have negatively impacted the ability of certain of our tenants to make their lease payments on the properties they lease from us. In light of these industry conditions and their impact on our existing portfolio, we may from time to time modify or expand our growth strategy to include a broader range of real estate and real estate-related investments, such as joint ventures, debt or mezzanine financing, preferred or joint venture equity interests, or interests in other real estate funds or REITs.
In March 2025, the Company launched a strategic initiative aimed at improving long-term financial performance by seeking to refresh a substantial portion of its tenant base with more financially viable, long-term tenants. As part of this initiative, the Company declared certain tenants and their affiliates in default for failure to pay contractual rent in full, including 4Front Ventures Corp., Gold Flora, LLC, and TILT Holdings Inc. These tenants, which collectively accounted for approximately 11.4% of the Company’s contractual rent due as of June 30, 2025, owed $13.3 million, $2.8 million and $3.6 million, respectively, in base rent, property management fees, and estimated tax and insurance payments as of such date. The Company is actively pursuing its rights under these leases, which may include initiating eviction proceedings. Gold Flora and 4Front Ventures are both currently operating under receivership and 4Front Ventures has filed for bankruptcy protection in Canada. Therefore, any actions with respect to their leases may involve additional legal processes and delays. In July 2025, we terminated the lease with an affiliate of Gold Flora for our property located in Palm Springs, California, which represents one of three leases with affiliates of Gold Flora.
Additionally, the Company previously declared a default under a secured promissory note in the aggregate principal amount of $16.1 million (the “MIH Note”). As a result of the default, the full principal and accrued interest under the MIH Note, which amounted to $17.3 million as of June 30, 2025, became immediately due and payable. The MIH Note was issued to the Company by the purchaser of four properties in California. The MIH Note is secured by such four properties. The Company is pursuing its rights under the MIH Note, which may include foreclosure on the four properties securing the loan.
The Company previously entered into leases with PharmaCann Inc. and its affiliates for eleven properties. Two of such leases, for cultivation facilities in Michigan and Massachusetts, had their monthly base rent of $1.3 million, in the aggregate, fully abated effective February 1, 2025, under lease amendments agreed to by the parties in January 2025. The Company re-leased the 205,000 square foot Michigan property to Berry Green in April 2025 and is seeking to re-lease the property located in Massachusetts. As previously disclosed, PharmaCann defaulted on its rent obligations under the remaining nine of these leases, covering properties in New York, Illinois, Pennsylvania, Ohio and Colorado, with total amounts due of $12.8 million as of June 30, 2025, representing approximately 11.5% of the Company’s contractual rent due as of such date. The Company is in continuing discussions with PharmaCann regarding these leases and expects to enforce its rights under the leases aggressively, which may include, but is not limited to, commencing eviction proceedings as the Company deems necessary. See Note 6 “Investments in Real Estate” in the notes to our consolidated financial statements for further information regarding our leases with PharmaCann and the MIH Note described above.

Recent Developments
On August 6, 2025, the Company through its Operating Partnership entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with IQHQ, Inc., a Maryland corporation (“IQHQ REIT”). The Securities Purchase Agreement, together with certain exhibits thereto, set forth the terms under which the Operating Partnership agreed to: (i) purchase up to $170 million of preferred stock of IQHQ REIT (the “Preferred Stock”) at a price of $1,000 per share, together with corresponding warrants to purchase common equity units of IQHQ Holdings, LP, a Delaware limited partnership, subject to the satisfaction of certain funding milestones of the Preferred Stock; and (ii) provide a $100 million commitment to the operating partnership of IQHQ REIT as a member of a lender syndicate under an Amended and Restated Credit Agreement (the “RCF”) with an initial term of three years, extendable by an additional 12 months upon payment of an extension fee and satisfaction of certain other conditions. The Preferred Stock investment is expected to be funded in multiple tranches between the third quarter of 2025 and the second quarter of 2027, subject to extension options exercisable by IQHQ REIT. The Company expects to fund the RCF with a combination of cash on hand and draws from the Company’s Revolving Credit Facility (as defined below). The Company expects to fund the Preferred Stock investment with cash on hand, draws from the Company’s Revolving Credit Facility and potential proceeds from future financing activities. The transactions contemplated by the Securities Purchase Agreement and the RCF are expected to close in the third quarter of 2025, subject to the satisfaction of customary closing conditions and approvals.
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
The properties that we have acquired consist of primarily real estate assets that support the regulated cannabis industry. Most states where we own properties issue licenses for cannabis operations for a limited period. If one or more of our tenants are unable to renew or otherwise maintain their licenses or other state and local authorizations necessary to continue their cannabis operations, such tenants may default on their lease payments to us. Furthermore, changes in federal law and current favorable state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties.

Conditions in Our Markets
Positive or negative changes in regulatory, economic or other conditions, drought, and natural disasters in the markets where we acquire properties may affect our overall financial performance.
The success of our tenants in operating their businesses and their ability to pay rent continues to be significantly influenced by a range of macroeconomic and industry-specific challenges. These include, but are not limited to, inflationary pressures, elevated interest rates, substantial debt maturities, reduced access to capital, labor market constraints, evolving trade policies, supply chain disruptions and U.S. consumer financial health. Additionally, market dynamics and the regulatory regime in the states where they operate create challenges that may impact our tenants’ businesses and/or decrease future demand for regulated cannabis cultivation and production facilities. These conditions have already adversely impacted the ability of certain of our tenants to satisfy their lease obligations and, if such conditions persist or deteriorate further, we expect that additional tenants may default under their leases and we may be unable to re-lease those properties on favorable terms or at all. These tenant-related challenges are currently having a material adverse effect on the Company’s financial condition, results of operations, and cash flows. See “—Results of Operations—Comparison of the three and six months ended June 30, 2025 and 2024—Rental Revenues” for more information. The full extent and duration of these challenges remain subject to significant uncertainty.
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
Reduced Capital Availability and Significant Debt Maturities for Cannabis Operators
Operators in the regulated cannabis industry are facing a challenging financial environment marked by reduced access to capital and mounting debt obligations. Over the past several years, capital availability for these operators has declined significantly due to many factors, including heightened financial market volatility, rising interest rates, growing geopolitical risks, and increased risk aversion among institutional investors. These pressures are compounded by ongoing regulatory uncertainty and the continued federal illegality of cannabis in the United States, which restricts access to traditional financing options, such as bank loans and public equity markets, leaving many reliant on higher-cost alternative financing.
At the same time, a growing number of cannabis companies are approaching the maturity dates of previously issued debt, much of which was incurred during a period of more favorable market conditions. Many of these debt instruments carry relatively high interest rates and restrictive covenants, which further constrain operational flexibility. With limited refinancing options available, operators may face challenges meeting upcoming debt obligations, increasing the risk of defaults, asset sales, or operational cutbacks. These financial pressures, combined with ongoing inflation, compressed margins, and regulatory burdens, pose significant risks to tenant stability and long-term performance in the cannabis sector, potentially impacting our tenant credit quality, lease compliance, and future leasing activity.
Inflation, Tariffs and Supply Chain Disruption
Recent changes in U.S. trade policy, including the imposition of significant tariffs on imports from Canada, Mexico, China, and other key trading partners, are expected to increase the costs of key inputs used in cannabis cultivation and production, such as equipment, lighting systems, HVAC units, construction materials and specialized packaging. These added costs are especially impactful to our tenants operating in the regulated cannabis industry, which already faces heightened compliance, regulatory and tax burdens compared to other sectors. In addition, escalating geopolitical tensions and retaliatory trade measures have disrupted global supply chains, which may lead to sourcing challenges, longer lead times, and increased costs for capital projects, including the development and redevelopment of our properties. These factors may result in cost overruns or delays in the development or redevelopment of our properties and may adversely affect the timing and commencement of operations on certain of our tenants’ projects. However, the ultimate impact remains uncertain, as future changes to tariff policy, including potential adjustments or exemptions, could materially influence cost structures and supply chain decisions across the industry.
Significant Tenants and Concentrations of Risk
As of June 30, 2025, we owned 108 properties located in 19 states leased to 36 tenants. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At June 30, 2025, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at June 30, 2025. See Note 2 “Concentration of Credit Risk” in the notes to our consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and six months ended June 30, 2025.
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
Results of Operations
Investments in Real Estate
See Note 6 “Investment in Real Estate” in the notes to the consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the six months ended June 30, 2025.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025		2024
Revenues:
Rental (including tenant reimbursements)	$62,866	$79,253	$134,563		$154,167
Other	$25	540	$50		1,080
Total revenues	62,891	79,793	134,613	—	155,247

Expenses:
Property expenses	6,867	6,863	14,246		13,572
General and administrative expense	8,626	9,661	17,087		19,223
Depreciation and amortization expense	18,500	17,473	36,891		34,623
Impairment loss on real estate	—	—	3,527		—
Total expenses	33,993	33,997	71,751		67,418
Gain (loss) on sale of real estate	—	(3,449)	—		(3,449)
Income from operations	28,898	42,347	62,862		84,380
Interest income	1,570	3,966	3,183		5,750
Interest expense	(4,444)	(4,320)	(8,944)		(8,709)
Net income	26,024	41,993	57,101		81,421
Preferred stock dividends	(878)	(338)	(1,659)		(676)
Net income attributable to common stockholders	$25,146	$41,655	$55,442		$80,745
Revenues
Rental Revenues. Rental revenues for the three months ended June 30, 2025 decreased by $16.4 million, or 21%, to $62.9 million, compared to $79.3 million for the three months ended June 30, 2024. The decrease was primarily driven by tenant defaults totaling $15.3 million related to properties leased to PharmaCann, Gold Flora, TILT and 4Front. In addition, there was also a decrease of $1.3 million related to properties that have been taken back or sold, a $3.9 million decrease from a one-time disposition-contingent lease termination fee that was collected during the three months ended June 30, 2024 in connection with the sale of a property in California, and a $0.6 million decrease in tenant reimbursement revenue primarily due to tenant defaults. These decreases were partially offset by a $1.6 million increase from the two properties acquired in 2024 and one property acquired in 2025, a $1.5 million increase from new leases on five existing properties and a $1.6 million increase from annual contractual rent escalations.
For the three months ended June 30, 2025, we applied $18,000 of security deposits for payment of rent on a property leased to Emerald, which was sold in April 2025. For the three months ended June 30, 2024, we applied $0.6 million security deposits for payment of rent on three properties leased to TILT and Temescal.
Rental revenues for the six months ended June 30, 2025 decreased by $19.6 million, or 13%, to $134.6 million, compared to $154.2 million for the six months ended June 30, 2024. The decrease was primarily driven by tenant defaults totaling $20.9 million related to properties leased to PharmaCann, Gold Flora, TILT and 4Front. In addition, there was also a decrease of $2.7 million related to properties that have been taken back or sold, a $3.9 million decrease from a one-time disposition-contingent lease termination fee that was collected during the six months ended June 30, 2024 in connection with the sale of our property in Los Angeles, California, and a $0.6 million decrease in tenant reimbursement revenue primarily due to tenant defaults. These decreases were partially offset by a $3.1 million increase from the two properties acquired in 2024 and the one property acquired in 2025, a $2.4 million increase from new leases on five existing properties and a $3.0 million increase from annual contractual rent escalations.

For the six months ended June 30, 2025, we applied $5.8 million of security deposits for payment of rent on properties leased to PharmaCann, Gold Flora, TILT, Sozo and Emerald. For the six months ended June 30, 2024, we applied $0.6 million of security deposits for payment of rent on properties leased to Temescal and TILT.
Other Revenues. Other revenues for the three and six months ended June 30, 2025 and 2024 consisted of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting. Other revenues for three and six months ended June 30, 2025 decreased by $0.5 million and $1.0 million, respectively, compared to the three and six months ended June 30, 2024, primarily due to non-collection of rent related to one property leased to 4Front.
Expenses
Property Expenses. Property expenses for the three months ended June 30, 2025 were $6.9 million, reflecting no material change compared to the three months ended June 30, 2024. The property expenses for six months ended June 30, 2025 increased by $0.6 million to $14.2 million, compared to $13.6 million for the six months ended June 30, 2024. The increase was primarily due to additional investment in existing properties, which resulted in higher property taxes that we paid for our properties, which was partially offset by a decrease in insurance expense due to lower premiums on the master policy renewed in August 2024. Property expenses related to leased properties are generally reimbursable to us by tenants under the terms of the leases.
General and Administrative Expense. General and administrative expense for the three months ended June 30, 2025 decreased by $1.1 million to $8.6 million, compared to $9.7 million for the three months ended June 30, 2024. General and administrative expense for the six months ended June 30, 2025 decreased by $2.1 million to $17.1 million, compared to $19.2 million for the six months ended June 30, 2024. The decrease in general and administrative expense in both periods was primarily due to lower stock-based compensation expense driven by PSUs granted in 2022 that were forfeited on December 31, 2024 as they did not meet the performance thresholds. The non-cash stock based compensation for employees and directors for the three and six months ended June 30, 2025 decreased by $1.7 million and $4.0 million, respectively, to $2.7 million and $4.7 million, compared to $4.4 million and $8.7 million for the three and six months ended June 30, 2024. The decrease was partially offset by an increase in legal, consultant and payroll expenses during the three and six months ended June 30, 2025.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2025 increased by $1.0 million to $18.5 million, compared to $17.5 million for the three months ended June 30, 2024. Depreciation and amortization expense for the six months ended June 30, 2025 increased by $2.3 million to $36.9 million, compared to $34.6 million for the six months ended June 30, 2024. The increase in depreciation and amortization expense was primarily related to depreciation on properties that we acquired in 2024, one property we acquired in February 2025 and the placement into service of construction and improvements at certain of our properties.
Impairment Loss on Real Estate. Impairment loss on real estate of $3.5 million for the six months ended June 30, 2025 is related to one of our properties located in Palm Springs, California which was sold in June 2025.
Loss on Sale of Real Estate. Amount relates to the sale of property in Los Angeles, California (see Note 6 “Investments in Real Estate” to our consolidated financial statements included in this report for more information).
Interest Income. Interest income for the three and six months ended June 30, 2025 decreased by $2.4 million and $2.6 million, respectively, to $1.6 million and $3.2 million, compared to $4.0 million and $5.8 million for the three and six months ended June 30, 2024. The decrease was partially due to having less interest-bearing investments and lower rates earned on those investments during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The decrease of interest income was also driven by the lower cash interest received on our construction loan pursuant to which we agreed to lend up to $23.0 million, for the development of a regulated cannabis cultivation and processing facility in California (the “Construction Loan”). Cash interest received on our Construction Loan for the three and six months ended June 30, 2025 were $0.8 million and $1.4 million, respectively, compared to $2.1 million in both the three and six months ended June 30, 2024.
Interest Expense. Interest expense primarily consists of interest on our Notes due 2026. Interest expense for the three and six months ended June 30, 2025 increased by $0.1 million and $0.2 million, respectively, to $4.4 million and $8.9 million compare to $4.3 million and $8.7 million for the three and six months ended June 30, 2024. The increase was primarily due to an increase in non-cash interest expense related to the Revolving Credit Facility and a decrease in the amount of interest capitalized for both three and six months ended June 30, 2025. The increase was partially offset by a decrease in interest expense on our Notes due 2026 as we made an early partial repayment in February 2025, reducing the outstanding balance from $300 million to $291.2 million.
Cash Flows
Comparison of the Six Months Ended June 30, 2025 and 2024 (in thousands)

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$102,691	$135,771	$(33,080)
Net cash provided by (used in) investing activities	(22,912)	(58,833)	35,921
Net cash provided by (used in) financing activities	(126,358)	(97,802)	(28,556)
Ending cash and cash equivalents	99,666	120,835	(21,169)
Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2025 and 2024 were $102.7 million and $135.8 million, respectively. Cash flows provided by operating activities were generally from contractual rent and tenant reimbursements from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased. The decrease in cash flows provided by operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to lower net income and the application of $5.8 million of security deposits for contractual rent due to tenant defaults. Cash flows provided by operating activities for the six months ended June 30, 2024 also included a $3.9 million disposition-contingent lease termination fee that was received concurrently with the sale of our property in Los Angeles, California.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2025 was $22.9 million, of which $24.4 million was related to investments in real estate and funding of draws for improvement and construction funding at our properties, $0.3 million was related to net purchases and maturities of short-term investments, partially offset by $1.8 million in proceeds related to the sale of our Palm Springs, California property. Cash flows used in investing activities for the six months ended June 30, 2024 were $58.8 million, of which $50.0 million was related to investments in real estate and funding of draws for improvement and construction funding at our properties, $17.9 million was related to net purchases and maturities of short-term investments, and was partially offset by $9.1 million in proceeds related to the sale of our Los Angeles, California property.
Financing Activities
Net cash used in financing activities of $126.4 million during the six months ended June 30, 2025 was due to dividend payments of $110.1 million to common and preferred stockholders, partial principal payment on the Notes due 2026 of $8.7 million, $0.7 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees, and $20.1 million related to repurchase of common stock, partially offset by $13.2 million in net proceeds from the issuance of our Series A Preferred Stock pursuant to our ATM Program.
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
As of June 30, 2025, we owned 108 properties. Of these properties, the 105 properties in our operating portfolio were 98.6% leased, with a weighted-average remaining lease term of 13.1 years.
We expect to incur some property-level operating costs from time to time in periods during which properties that become vacant are being remarketed or re-positioned. In addition, we may recognize an expense for certain property costs, such as insurance premiums and real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the number of property vacancies and whether we have any underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations. In addition, for properties that are not leased and are under development or redevelopment, we may make significant additional investments in these properties in order to get them ready for their intended use and to re-lease them. For the three and six months ended June 30, 2025, property expenses included $0.7 million and $1.4 million, respectively, of non-reimbursed expenses related to operating properties that were not leased.
The transactions contemplated by the Securities Purchase Agreement and the RCF are expected to close in the third quarter of 2025, subject to the satisfaction of customary closing conditions and approvals. The Preferred Stock investment is expected to be funded in multiple tranches between the third quarter of 2025 and the second quarter of 2027, subject to extension options exercisable by IQHQ REIT. We expect to fund the RCF with a combination of cash on hand and draws on our Revolving Credit Facility. We expect to fund the Preferred Stock investment with cash on hand, draws on our Revolving Credit Facility and potential proceeds from future financing activities.
In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of June 30, 2025. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.
In February 2025, we filed a new shelf registration statement to replace our prior shelf registration statement, which terminated on January 24, 2025, which may permit us, from time to time, to offer and sell common stock, preferred stock, debt, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.
Following the filing of the new registration statement, we filed with the SEC a prospectus supplement that continues our at-the-market” offering program (“ATM Program”), pursuant to which we may offer and sell from time to time, including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock,

$0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. During the six months ended June 30, 2025, we sold 558,981 shares of our Series A Preferred Stock for net proceeds of $13.2 million. As of June 30, 2025, shares of the Company’s common stock and Series A Preferred Stock having an aggregate offering price of up to $476.1 million remain available for offer and sale pursuant to the ATM Program.
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and was most recently amended in November 2024 to increase aggregate commitments for secured revolving loans to $87.5 million (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. There were no amounts outstanding under the Loan Agreement as of June 30, 2025.
We expect to meet our liquidity needs through cash and investments on hand, cash flows from operations, draws on our Revolving Credit Facility and our ability to issue additional debt and equity securities under our ATM Program or otherwise. At June 30, 2025, the outstanding principal balance on our Notes due 2026 was $291.2 million and we plan to refinance these notes prior to maturity in May 2026. We believe that our liquidity and these sources of capital will be adequate to satisfy our cash requirements over the next 12-month period. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet our liquidity needs. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.
In the long term, we may also voluntarily repurchase our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise. In March of 2025, our Board of Directors authorized the purchase of up to $100.0 million in shares of our common stock. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase plan are expected to be funded from existing cash balances and proceeds from the sale of the Company’s Series A Preferred Stock under its ATM Program. During the three months ended June 30, 2025, 366,952 shares were repurchased under the share repurchase plan. The repurchase plan expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
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
The following table describes the dividends declared by the Company during the six months ended June 30, 2025:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 14, 2025	Common stock	$1.90	March 31, 2025	April 15, 2025	$54,463
March 14, 2025	Series A preferred stock	$0.5625	March 31, 2025	April 15, 2025	$781
June 13, 2025	Common stock	$1.90	June 30, 2025	July 15, 2025	$53,783
June 13, 2025	Series A preferred stock	$0.5625	June 30, 2025	July 15, 2025	$878

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2025 (in thousands):

Payments Due by Year	Notes due 2026	Interest	Office Rent	Total
2025 (six months ended December 31)	$—	$8,009	$263	$8,272
2026	291,215	6,451	543	298,209
2027	—	—	45	45
2028	—	—	—	—
2029	—	—	—	—
Total	$291,215	$14,460	$851	$306,526
Additionally, as of June 30, 2025, we had (1) $11.6 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease; and (2) $0.2 million outstanding in commitments to fund the Construction Loan. The commitments discussed in this paragraph are excluded from the table of contractual obligations above, as improvement allowances generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease, there is no explicit time frame for incurring the obligations related to our contracts with vendors, and Construction Loan funding generally may be requested by the borrower from time to time, subject to satisfaction of certain conditions.
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
For the six months ended June 30, 2024, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock as if the Exchangeable Senior Notes were exchanged at the beginning of the respective reporting period. The Exchangeable Senior Notes matured in February 2024.
For the three and six months ended June 30, 2024, the performance share units (“PSUs”) granted to certain employees were included in dilutive securities to the extent the performance thresholds for vesting of the PSUs were met as measured as of June 30, 2024. The PSUs expired on December 31, 2024.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$25,146	$41,655	$55,442	$80,745
Real estate depreciation and amortization	18,500	17,473	36,891	34,623
Impairment loss on real estate	—	—	3,527	—
Disposition-contingent lease termination fee, net of loss on sale of real estate(1)	—	(451)	—	(451)
FFO attributable to common stockholders (basic)	43,646	58,677	95,860	114,917
Cash and non-cash interest expense on Exchangeable Senior Notes	—	—	—	28
FFO attributable to common stockholders (diluted)	43,646	58,677	95,860	114,945
Litigation-related expense	413	164	819	310
Loss (gain) on partial repayment of Notes due 2026	—	—	(32)	—
Normalized FFO attributable to common stockholders (diluted)	44,059	58,841	96,647	115,255
Income on seller-financed notes(2)	1,164	403	1,317	806
Deferred lease payments received on sales-type leases(3)	5	1,462	25	2,918
Stock-based compensation	2,672	4,371	4,750	8,686
Non-cash interest expense	476	401	946	789
Above-market lease amortization	23	23	46	46
AFFO attributable to common stockholders (diluted)	$48,399	$65,501	$103,731	$128,500
FFO per common share – diluted	$1.54	$2.06	$3.37	$4.03
Normalized FFO per common share – diluted	$1.56	$2.06	$3.40	$4.04
AFFO per common share – diluted	$1.71	$2.29	$3.65	$4.50
Weighted average common shares outstanding – basic	27,924,092	28,250,843	28,098,850	28,197,930
Restricted stock and RSUs	393,601	300,582	353,261	289,736
PSUs	—	20,713	—	20,713
Dilutive effect of Exchangeable Senior Notes	—	—	—	19,040
Weighted average common shares outstanding – diluted	28,317,693	28,572,138	28,452,111	28,527,419

(1)Amount reflects the $3.9 million disposition-contingent lease termination fee received concurrently with the sale of our property in Los Angeles, California, net of the loss on sale of real estate of $3.4 million.
(2)Amount reflects the non-refundable cash payments received pursuant to two seller-financed notes issued to us by the buyers in connection with our disposition of certain properties which are recognized as a deposit liability and is included in other liabilities in our consolidated balance sheet as of June 30, 2025, as the transactions did not qualify for recognition as completed sales.
(3)Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our consolidated balance sheet as of June 30, 2025, as the transaction did not qualify for recognition as a completed sale (see Note 2 “Lease Accounting” to our consolidated financial statements included in this report for more information). Prior to the lease modifications on January 1, 2024, which extended the initial lease terms, the leases were classified as operating leases and the lease payments received were recognized as rental revenue and therefore, included in net income attributable to common stockholders.
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

We continually evaluate the estimates and assumptions we use to prepare our consolidated financial statements. Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following critical accounting estimates discussion reflects what we believe are the most significant estimates and assumptions used in the preparation of our consolidated financial statements. This discussion of our critical accounting estimates is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates and assumptions. For further discussion of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and to our consolidated financial statements included in this report.
Lease Accounting
We account for our leases under Accounting Standards Codification 842, Leases, which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates relating to the unguaranteed residual value of the assets at the end of the non-cancelable lease term. A decrease of 5% in the estimated unguaranteed residual value of our properties would not change the lease classification of any new leases or leases that were modified during the six months ended June 30, 2025.
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
We exercise judgment to determine key assumptions used in each valuation technique (cost, income, and sales approach). For example, we are required to use judgment and make a number of assumptions, including those related to projected growth in rental rates and operating expenses, anticipated trends and market/economic conditions. The use of different assumptions can affect the amount of consideration allocated to the acquired depreciable/amortizable asset, which in turn can impact our net income due to the recognition of the related depreciation/amortization expense in our consolidated statements of income.
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
For each property where such an indicator occurred, we completed an impairment evaluation. During the three months ended March 2025, we recognized an impairment loss on real estate of $3.5 million related to one of our properties in Palm Springs, California which was under contract for sale. We completed the sale of the property in June 2025 for net proceeds of $1.8 million and no gain or loss was recognized on the sale as the property was impaired and recognized at fair value less selling costs as of March 31, 2025. For all other operating properties that were evaluated, we determined that the undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the six months ended June 30, 2025. Significant adverse changes in the critical accounting estimates used in the impairment evaluation are required for the undiscounted cash flows over the holding period to be less than the carrying value of these properties as of June 30, 2025.
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
Interest Rate Risk
As of June 30, 2025, we had $291.2 million principal amount of Notes due 2026 outstanding at a fixed interest rate of 5.50%, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume. In recent years, the commercial real estate market generally has experienced significant disruptions from, among other things, significant increases in interest rates and changing tenant preferences for space. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. As of June 30, 2025, we had no outstanding borrowings on our Revolving Credit Facility.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2025 (the end of the period covered by this Quarterly Report).
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 11 “Commitments and Contingencies — Litigation” to our consolidated financial statements, which is hereby incorporated by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could materially affect our business, financial condition and/or results of operations. Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The impact of macroeconomic conditions and industry-specific challenges have also had the effect of heightening many of the risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to tenant defaults and our ability to generate sufficient cash flows to service our indebtedness and make distributions to our shareholders. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The risks as described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2025, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Issuer Purchases of Equity Securities(1)
The following table provides information with respect to the number of shares of common stock repurchased by us for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Common Share	Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or dollar value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	366,952	$53.98	366,952	$79,904
May 1, 2025 - May 31, 2025	—	—	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
Total	366,952	$53.98	366,952	$79,904

(1)The Company’s common stock repurchases are made pursuant to the Company’s stock repurchase plan, which was authorized by the board of directors in March 2025, to repurchase up to $100.0 million of the Company’s common stock. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase plan are expected to be funded from existing cash balances and proceeds from the sale of the Company’s Series A Preferred Stock under its at-the-market offering program. During the three months ended June 30, 2025, 366,952 shares were repurchased under the share repurchase plan. The repurchase plan expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)
During the six months ended June 30, 2025 , no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated August 7, 2025