Form 10-Q
period 2025-09-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2025-11-04
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission file number: 001-37949
Innovative Industrial Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2025 there were 28,022,975 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.
FORM 10-Q – QUARTERLY REPORT
September 30, 2025

PART I
PART II

PART I
ITEM 1. FINANCIAL STATEMENTS
Innovative Industrial Properties, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
Assets	2025	2024
Real estate, at cost:
Land	$146,469	$146,772
Buildings and improvements	2,252,137	2,230,807
Construction in progress	57,713	62,393
Total real estate, at cost	2,456,319	2,439,972
Less accumulated depreciation	(324,855)	(271,190)
Net real estate held for investment	2,131,464	2,168,782
Life science investments	105,240	—
Construction loan receivable	22,800	22,800
Cash and cash equivalents	36,671	146,245
Investments	5,258	5,000
Right of use office lease asset	621	946
In-place lease intangible assets, net	6,577	7,385
Other assets, net	29,283	26,889
Total assets	$2,337,914	$2,378,047

Liabilities and stockholders’ equity
Liabilities:
Notes due 2026, net	$290,229	$297,865
Revolving credit facility	50,000	—
Building improvements and construction funding payable	4,298	10,230
Accounts payable and accrued expenses	15,244	10,561
Dividends payable	54,793	54,817
Rent received in advance and tenant security deposits	51,196	57,176
Other liabilities	8,813	11,338
Total liabilities	474,573	441,987
Commitments and contingencies (Notes 6, 7 and 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, liquidation preference of $25.00 per share, 1,807,682 and 1,002,673 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	42,743	23,632
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,022,975 and 28,331,833 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	2,110,486	2,124,113
Dividends in excess of earnings	(289,916)	(211,713)
Total stockholders’ equity	1,863,341	1,936,060
Total liabilities and stockholders’ equity	$2,337,914	$2,378,047
See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental (including tenant reimbursements)	$64,292	$76,052	$198,855	$230,219
Other	393	474	443	1,554
Total revenues	64,685	76,526	199,298	231,773

Expenses:
Property expenses	7,951	7,295	22,197	20,867
General and administrative expense	8,681	9,330	25,768	28,553
Depreciation and amortization expense	18,639	17,944	55,530	52,567
Impairment loss on real estate	—	—	3,527	—
Total expenses	35,271	34,569	107,022	101,987
Gain (loss) on sale of real estate	—	—	—	(3,449)
Income from operations	29,414	41,957	92,276	126,337
Interest and other income	4,416	2,685	7,599	8,435
Interest expense	(4,525)	(4,427)	(13,469)	(13,136)
Net income	29,305	40,215	86,406	121,636
Preferred stock dividends	(1,017)	(564)	(2,676)	(1,240)
Net income attributable to common stockholders	$28,288	$39,651	$83,730	$120,396
Net income attributable to common stockholders per share (Note 9):
Basic	$0.99	$1.38	$2.91	$4.21
Diluted	$0.97	$1.37	$2.87	$4.16
Weighted-average shares outstanding:
Basic	27,912,881	28,254,565	28,036,179	28,216,946
Diluted	28,303,600	28,579,687	28,402,063	28,548,050
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2025
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	1,561,654	$36,843	28,017,520	$28	$2,107,963	$(264,428)	$1,880,406
Net income	—	—	—	—	—	29,305	29,305
Forfeiture of unvested restricted stock, net of issuance	—	—	(324)	—	—	—	—
Issuance of preferred stock, net of issuance costs	246,028	5,900	—	—	—	—	5,900
Preferred stock dividends	—	—	—	—	—	(1,017)	(1,017)
Common stock dividends	—	—	—	—	—	(53,776)	(53,776)
Conversion of restricted stock units into common stock, net of forfeitures	—	—	5,779	—	(161)	—	(161)
Stock-based compensation	—	—	—	—	2,684	—	2,684
Balances at end of period	1,807,682	$42,743	28,022,975	$28	$2,110,486	$(289,916)	$1,863,341

	Nine Months Ended September 30, 2025
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	1,002,673	$23,632	28,331,833	$28	$2,124,113	$(211,713)	$1,936,060
Net income	—	—	—	—	—	86,406	86,406
Issuance of unvested restricted stock, net of forfeitures	—	—	56,901	—	(792)	—	(792)
Issuance of preferred stock, net of issuance costs	805,009	19,111	—	—	—	—	19,111
Repurchase of common stock	—	—	(371,538)	—	(20,108)	—	(20,108)
Preferred stock dividends	—	—	—	—	—	(2,676)	(2,676)
Common stock dividends	—	—	—	—	—	(162,022)	(162,022)
Conversion of restricted stock units into common stock, net of forfeitures	—	—	5,779	—	(161)	89	(72)
Stock-based compensation	—	—	—	—	7,434	—	7,434
Balances at end of period	1,807,682	$42,743	28,022,975	$28	$2,110,486	$(289,916)	$1,863,341

	Three Months Ended September 30, 2024
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	600,000	$14,009	28,331,833	$28	$2,115,482	$(182,319)	$1,947,200
Net income	—	—	—	—	—	40,215	40,215
Issuance of preferred stock, net of issuance costs	402,673	9,623	—	—	—	—	9,623
Preferred stock dividends	—	—	—	—	—	(564)	(564)
Common stock dividends	—	—	—	—	—	(54,253)	(54,253)
Stock-based compensation	—	—	—	—	4,316	—	4,316
Balances at end of period	1,002,673	$23,632	28,331,833	$28	$2,119,798	$(196,921)	$1,946,537

	Nine Months Ended September 30, 2024
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	600,000	$14,009	28,140,891	$28	$2,095,789	$(156,854)	$1,952,972
Net income	—	—	—	—	—	121,636	121,636
Issuance of unvested restricted stock, net of forfeitures	—	—	39,310	—	(750)	—	(750)
Exchange of Exchangeable Senior Notes	—	—	28,408	—	—	—	—
Issuance of preferred stock, net of issuance costs	402,673	9,623	—	—	—	—	9,623
Issuance of common stock, net of issuance costs	—	—	123,224	—	11,757	—	11,757
Preferred stock dividends	—	—	—	—	—	(1,240)	(1,240)
Common stock dividends	—	—	—	—	—	(160,463)	(160,463)
Stock-based compensation	—	—	—	—	13,002	—	13,002
Balances at end of period	1,002,673	$23,632	28,331,833	$28	$2,119,798	$(196,921)	$1,946,537
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$86,406	$121,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	55,530	52,567
Impairment loss on real estate	3,527	—
Loss (gain) on sale of real estate	—	3,449
Other non-cash adjustments	17	79
Stock-based compensation	7,434	13,002
Amortization of discounts on investments	—	(504)
Amortization of debt discount and issuance costs	1,431	1,214
Changes in assets and liabilities
Other assets, net	(2,836)	(2,800)
Accounts payable, accrued expenses and other liabilities	2,753	10,271
Rent received in advance and tenant security deposits	(5,980)	1,726
Net cash provided by (used in) operating activities	148,282	200,640

Cash flows from investing activities
Investments in real estate	(7,857)	(13,026)
Investments in life science financial instruments	(105,235)	—
Proceeds from sale of real estate asset	1,750	9,100
Funding of draws for improvements and construction	(20,976)	(45,642)
Purchases of short-term investments	(5,258)	(45,110)
Maturities of short-term investments	5,000	42,247
Net cash provided by (used in) investing activities	(132,576)	(52,431)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	11,757
Repurchase of common stock	(20,108)	—
Issuance of preferred stock, net of issuance costs	19,111	9,623
Draw on revolving credit facility	50,000	—
Principal payment on debt	(8,697)	(4,436)
Payment of deferred financing costs	—	(261)
Dividends paid to common stockholders	(162,499)	(157,699)
Dividends paid to preferred stockholders	(2,223)	(1,014)
Taxes paid related to net share settlement of equity awards	(864)	(750)
Net cash provided by (used in) financing activities	(125,280)	(142,780)
Net increase (decrease) in cash and cash equivalents	(109,574)	5,429
Cash and cash equivalents, beginning of period	146,245	141,699
Cash and cash equivalents, end of period	$36,671	$147,128

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of interest capitalized	$8,019	$7,806
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$3,541	$8,574
Accrual for common and preferred stock dividends declared	54,793	54,817
Reclassification from other assets to real estate held for investment	—	3,152
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements
September 30, 2025
(Unaudited)
1. Organization
As used herein, the terms “we”, “us”, “our” or the “Company” refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership”).
We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized industrial properties and financial investments in the life science industry. Our properties are primarily leased to experienced, state-licensed operators for their regulated cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to primarily lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance.
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
Reportable Segment. We have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated using consistent business strategies. The financial information disclosed herein represents all of the financial information related to our one reportable segment. Our chief operating decision maker ("CODM") reviews financial information for our entire consolidated operations when making decisions related to assessing our operating performance. See Note 13 "Segment Information" for additional information.
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
Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of both September 30, 2025 and December 31, 2024, acquisitions of $16.8 million have been recognized as notes receivable and are included in other assets, net on our consolidated balance sheets.
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
Amounts capitalized are depreciated on a straight-line basis over the estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the three months ended September 30, 2025 and 2024, we recognized depreciation expense of $18.2 million and $17.7 million, respectively, and for the nine months ended September 30, 2025 and 2024, we recognized depreciation expense of $54.7 million and $51.9 million, respectively. Depreciation expense relating to our real estate held for investment is included in depreciation and amortization expense in our consolidated statements of income. We depreciate office equipment and furniture and fixtures on a straight-line basis over the estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office on a straight-line basis over the shorter of the estimated useful lives or the remaining lease term. Depreciation expense relating to our corporate assets is included in general and administrative expense in our consolidated statements of income.
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
During the three months ended March 31, 2025, we recognized an impairment loss on real estate of $3.5 million related to one of our properties in Palm Springs, California which was under contract for sale and sold in June 2025. No impairment losses were recognized during the three months ended September 30, 2025, or during the three and nine months ended September 30, 2024.
Revenue Recognition. Our leases in the cannabis sector are triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We recognize revenue for each of the cannabis leases at our properties that are classified as operating leases on a cash basis due to the uncertain regulatory environment in the United States pertaining to the regulated cannabis industry, the limited operating history of certain tenants and the resulting uncertainty of collectability of lease payments from each tenant over the duration of the lease term. We evaluate a number of factors in our initial and ongoing assessments of collectability of lease payments for each tenant on a lease-by-lease basis, including evaluations of each tenant’s financial performance, liquidity and overall credit profile, availability and terms of capital for each tenant needed to conduct operations or refinance existing obligations, utilization rates by property and lease duration. We also consider current market conditions, impact of federal, state and local taxation and regulatory burdens and reasonable and supportable forecasts of future economic conditions. Additionally, for operating leases, contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses are included in rental revenues in the period when such costs are reimbursed by the tenants. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.
For the three and nine months ended September 30, 2025, rental revenue recognized included the application of $0.8 million and $6.6 million of security deposits for rent, respectively. For the three and nine months ended September 30,

2024, rental revenue recognized included the application of $1.4 million and $2.0 million of security deposits for rent, respectively.
Life Science Investments. Life science investments consist of an investment in the IQHQ Preferred Stock (as defined in Note 7 "Life Science Investments"), which also includes the IQHQ Warrant (as defined in Note 7). The Company does not have significant influence over IQHQ (as defined in Note 7), and the investments in the equity securities of IQHQ do not have a readily determinable fair value. As such, the investments in the equity securities of IQHQ are carried under the measurement alternative of ASC 321, Investments - Equity Securities, which is cost less impairment and adjusted for observable price changes in orderly transactions for identical or similar investment of the same issuer. As of September 30, 2025, there were no impairments or adjustments to the carrying value of the investments in the equity securities of IQHQ as a result of observable price changes.
Life science investments also consist of an investment in the IQHQ Credit Facility (as defined in Note 7). The investment is recorded at the amount funded, including transaction costs and is evaluated for current expected credit loss using relevant information from internal and external sources, current conditions and reasonable and supportable forecasts in accordance with ASC 326, Financial Instruments - Credit Loses ("CECL Standard"). No allowance for credit losses has been recorded as of September 30, 2025. Interest income on the investment is recognized using the effective interest method over the estimated life of the note.
Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which (as amended in February 2023), we agreed to lend up to $23.0 million for the development of a regulated cannabis cultivation and processing facility in California (the “Construction Loan”). We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. As of both September 30, 2025 and December 31, 2024, we had funded $22.8 million of the $23.0 million total commitment. The Construction Loan is recorded at the amount funded and is evaluated for current expected credit loss in accordance with the CECL Standard. No allowance for credit losses has been recorded as of September 30, 2025. Interest income on the Construction Loan is recognized on a cash basis. The borrower exercised the option to extend the maturity date to December 31, 2025 with the satisfaction of certain conditions and payment of an extension fee.
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
Deferred Financing Costs. The deferred financing costs relating to our Notes due 2026 are included as a reduction in the net book value of the related liability on our consolidated balance sheets. These costs are amortized as non-cash interest expense using the effective interest method over the life of the related obligations. Deferred financing costs relating to our Revolving Credit Facility (as defined in Note 8 "Debt") are included in other assets, net in our consolidated balance sheets. These costs are being amortized on a straight-line basis and recognized as non-cash interest expense over the remaining term of the Revolving Credit Facility.
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
The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs or exchange any other consideration with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. In each of the three and nine months ended September 30, 2025 and 2024, we recognized office lease expense of $0.1 million and $0.4 million, respectively, which is included in general and administrative expenses in our consolidated statements of income. In both the nine months ended September 30, 2025 and 2024, amounts paid and classified as operating activities in our consolidated statements of cash flows for the office lease were $0.4 million.
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
Lease amendments are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease. In January 2024, the lease modifications for two of our leases to extend the initial term of each lease changed the lease classification from operating lease to sales-type lease that did not satisfy all the criteria for recognition as a completed sale. Accordingly, we continue to recognize the underlying assets within net real estate held for investment and all lease payments received, as well as any future lease payments, will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met. As of September 30, 2025, we have received lease payments of $5.0 million that have been included in other liabilities on our consolidated balance sheet. The underlying assets’ land and building and improvements had a gross carrying value of $4.1 million and $28.9 million, respectively, and accumulated depreciation of $4.2 million as of September 30, 2025.
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
Concentration of Credit Risk.
Real Estate Investments
Tenant Concentration
As of September 30, 2025, we owned 112 properties located in 19 states and leased to 36 tenants. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.
The following tables set forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2025 and 2024, including tenant reimbursements:

	For the Three Months Ended
	September 30, 2025
		Percentage of
	Number of	Rental
	Leases	Revenue
Ascend Wellness Holdings, Inc. ("Ascend")	4	13%
Green Thumb Industries, Inc. ("Green Thumb")	3	9%
Curaleaf Holdings, Inc. ("Curaleaf")	8	9%
Trulieve Cannabis Corp. ("Trulieve")	6	8%
The Cannabist Company	21	8%

	For the Nine Months Ended
	September 30, 2025
		Percentage of
	Number of	Rental
	Leases	Revenue
Ascend	4	12%
Green Thumb	3	9%
Curaleaf	8	8%
Trulieve	6	8%
The Cannabist Company	21	8%

	For the Three Months Ended
	September 30, 2024
	Number of Leases	Percentage of Rental Revenue
PharmaCann Inc. ("PharmaCann")(1)	11	17%
Ascend	4	11%
Green Thumb	3	8%
Curaleaf	8	7%
Trulieve	6	7%

	For the Nine Months Ended
	September 30, 2024
	Number of Leases	Percentage of Rental Revenue
PharmaCann(1)	11	17%
Ascend	4	11%
Green Thumb	3	8%
Holistic Industries Inc.	5	8%
Curaleaf	8	7%

(1)See Note 6 "Investment in Real Estate - Lease Amendments" for further information about the leases with PharmaCann.
In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
Geographic Concentration
As of both September 30, 2025 and December 31, 2024, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of September 30, 2025 and December 31, 2024.
Financial Instruments
Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, notes and interest receivable, and investments in preferred stock.
Concentration of credit risk relating to notes and interest receivable and preferred stock investments are managed by the Company through portfolio monitoring and performing due diligence prior to origination or acquisition. As of September 30, 2025, the Company had invested $100.0 million into the IQHQ Credit Facility, representing a significant concentration of credit risk. The Company monitors IQHQ’s credit quality and enforces collateral rights under the credit agreement.
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2025, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.
3. Common Stock
As of September 30, 2025, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,022,975 shares of common stock issued and outstanding.
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
No shares of common stock were issued pursuant to the ATM Program during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we sold 123,224 shares of common stock that were issued pursuant to the Prior ATM Program for net proceeds of $11.8 million.
During the nine months ended September 30, 2024, we issued 28,408 shares of our common stock related to the exchange premium upon exchange by holders of $4.3 million of outstanding principal amount of our 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”).

In March 2025, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The repurchase program expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion. During the nine months ended September 30, 2025, we repurchased and retired 371,538 shares of common stock for $20.1 million. No shares of common stock were repurchased and retired during the three months ended September 30, 2025 or during the three or nine months ended September 30, 2024.
4. Preferred Stock
As of September 30, 2025, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were 1,807,682 shares issued and outstanding of Series A Preferred Stock. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding, the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
During the three and nine months ended September 30, 2025, we sold 246,028 and 805,009 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $5.9 million and $19.1 million, respectively.
5. Dividends
The following table describes the dividends declared by the Company during the nine months ended September 30, 2025:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 14, 2025	Common stock	$1.90	March 31, 2025	April 15, 2025	$54,463
March 14, 2025	Series A preferred stock	$0.5625	March 31, 2025	April 15, 2025	$781
June 13, 2025	Common stock	$1.90	June 30, 2025	July 15, 2025	$53,783
June 13, 2025	Series A preferred stock	$0.5625	June 30, 2025	July 15, 2025	$878
September 15, 2025	Common stock	$1.90	September 30, 2025	October 15, 2025	$53,776
September 15, 2025	Series A preferred stock	$0.5625	September 30, 2025	October 15, 2025	$1,017
6. Investments in Real Estate
Acquisitions
The Company made the following acquisition during the nine months ended September 30, 2025 (dollars in thousands):

Property	State	Closing Date	Rentable Square Feet(1)	Purchase Price	Transaction Costs	Total
Harvard Place	Maryland	February 20, 2025	22,000	$7,750	$107	$7,857
Total			22,000	$7,750	$107	$7,857	(2)

(1)Includes expected rentable square feet at completion of construction at the property.
(2)$0.6 million was allocated to land and $7.2 million was allocated to building and improvements.
Acquired In-Place Lease Intangible Assets
In-place lease intangible assets and related accumulated amortization as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
In-place lease intangible assets	$9,757	$9,979
Accumulated amortization	(3,180)	(2,594)
In-place lease intangible assets, net	$6,577	$7,385
Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our consolidated statements of income was $0.4 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively. The weighted-average remaining amortization period of the acquired in-place leases was 8.0 years, and the estimated annual amortization of the value of the acquired in-place leases as of September 30, 2025 is as follows (in thousands):

Year	Amount
2025 (three months ending December 31)	$211
2026	844
2027	844
2028	844
2029	844
Thereafter	2,990
Total	$6,577
Above-Market Lease
The above-market lease and related accumulated amortization included in other assets, net on our consolidated balance sheets as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
Above-market lease	$1,054	$1,054
Accumulated amortization	(348)	(279)
Above-market lease, net	$706	$775
The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of 7.7 years. In each of the three and nine months ended September 30, 2025 and 2024, the amortization of the above-market lease was $23,000 and $69,000, respectively.
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
In March 2025, PharmaCann defaulted on its obligations to pay rent for the month of March under nine of its eleven leases for properties located in New York, Illinois, Pennsylvania, Ohio, and Colorado and therefore, all modifications to our leases with PharmaCann described above became null and void and the leases reverted to the terms in effect as of January 1, 2025. In April 2025, the lease for the cultivation property in Michigan was terminated concurrently with the execution of a new lease with a new tenant. In August 2025, the lease for the cultivation property in Massachusetts was terminated and we took back possession of the property.
In March 2025, we amended our lease with a subsidiary of AYR Wellness, Inc. at one of our Florida properties to reduce the improvement allowance by $2.5 million to $27.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.
Capitalized Costs
During the nine months ended September 30, 2025, we capitalized costs of $14.8 million relating to improvements and construction activities at our properties.
Property Dispositions
In March 2023, we sold a portfolio of four properties in California for $16.2 million (excluding transaction costs) and provided a secured loan for $16.1 million to the buyer of the properties. The loan was set to mature on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $0.5 million of the principal balance. The loan was interest only and payments were payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we did not derecognize the assets transferred on our consolidated balance sheets and all considerations received to date from the buyer have been recognized as a deposit liability and included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been met or the agreement is terminated. We declared this loan in default in March 2025 due to borrower's failure to pay interest and reimbursement for taxes. In September 2025, due to borrower's continued default and voluntary surrender, we took back possession and ownership of the properties through a deed in lieu of foreclosure. In connection with the termination of the agreement, we recognized $2.7 million of considerations received to date as interest and other income on our consolidated statements of income for the three and nine months ended September 30, 2025.
In May 2024, we sold a property in Los Angeles, California for $9.1 million (excluding closing costs) to a third-party buyer. Concurrently with the sale, pursuant to a separate agreement previously executed between us and the tenant, the tenant paid us a lease termination fee of $3.9 million and paid for the closing and other costs incurred by us in connection with the sale of the property. In connection with this sale, during nine months ended September 30, 2024, we recognized a disposition-contingent lease termination fee of $3.9 million, which is included in rental revenue (including tenant reimbursements) on our consolidated statements of income, and a loss on sale of real estate of $3.4 million.
In April 2025, we sold a property in Michigan for $9.0 million (excluding transaction costs) and provided a secured loan for $8.5 million to the buyer of the property. The loan matures on April 24, 2028 with an option to extend the maturity for twelve months, conditional on the payment of an extension fee. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of September 30, 2025, we have received a total of $1.4 million for a loan origination fee and interest. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of $0.4 million and $9.6 million, respectively, and accumulated depreciation of $2.0 million as of September 30, 2025, remain on the consolidated balance sheet, and the buildings and improvements continue to be depreciated.
In June 2025, we sold a property in Palm Springs, California. Net proceeds from the sale were $1.8 million and no gain or loss was recognized on the sale as the property was impaired and recognized at fair value less selling costs as of March 31, 2025.

Future Contractual Minimum Rent
Future contractual minimum rent (including base rent and property management fees) to be received on our leases as of September 30, 2025 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2025 (three months ending December 31)	$73,899
2026	304,130
2027	314,736
2028	321,128
2029	328,429
Thereafter	3,406,603
Total	$4,748,925
Future contractual minimum rent includes payments to be received on two sales-type leases, which will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met (see Note 2 “Lease Accounting” for further details).
7. Life Science Investments
On August 6, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with IQHQ, Inc, a private life science real estate investment trust, and certain of its affiliates (collectively "IQHQ"). The Securities Purchase Agreement, together with certain exhibits thereto, set forth the terms under which the Company agreed to: (i) purchase up to $170 million of 15.0% Series G-1 Cumulative Redeemable Preferred Stock of IQHQ (the “IQHQ Preferred Stock”) at a price of $1,000 per share, together with corresponding warrants to purchase common equity units of IQHQ at an exercise price of $0.01 per unit, subject to the satisfaction of certain funding milestones of the IQHQ Preferred Stock; and (ii) provide a $100 million commitment to IQHQ as a member of a lender syndicate under an Amended and Restated Credit Agreement (the “IQHQ Credit Facility”) with an initial term of three years, extendable by an additional 12 months upon payment of an extension fee and satisfaction of certain other conditions.
On September 30, 2025, the Company completed the initial purchase of an aggregate of 5,000 shares of IQHQ Preferred Stock for a total investment of $5.0 million. The IQHQ Preferred Stock accrues cumulative dividends comprised of (i) a 10.0% annual cash dividend and (ii) a 5.0% paid-in-kind (“PIK”) dividend, with dividends payable quarterly in arrears. The PIK dividend rate increases by 1.25% on each of the fourth and fifth anniversaries of issuance. In the event of a failure by IQHQ to make required redemptions or cash dividend payments, the PIK dividend rate increases by an additional 5.0%, until the failure is cured, subject to a cap on the increase. The IQHQ Preferred Stock ranks senior to IQHQ's common equity and any junior securities, pari passu with its Series E Preferred Stock and other parity securities, and junior to its Series A and Series D-1 Preferred Stock with respect to dividends and liquidation preferences. The IQHQ Preferred Stock is not convertible and carries limited voting rights, except as required by law or with respect to charter amendments that are materially adverse to holder rights. The IQHQ Preferred Stock may be redeemed by IQHQ at any time at the greater of $1,560 per share or the then-current base amount and may also be subject to holder redemption upon a change of control or sale transaction.
The remaining balance of the Company’s committed investment in IQHQ Preferred Stock is scheduled to be funded in multiple tranches between the fourth quarter of 2025 and the second quarter of 2027, subject to extension options exercisable by IQHQ. In connection with the initial closing, the Company also received a warrant (the “IQHQ Warrant”) to purchase common equity units of IQHQ. The IQHQ Warrant is exercisable for a number of common equity units representing 1.5% of the fully diluted outstanding common equity of IQHQ (after giving effect to all previously issued warrants) as of the date of the initial closing.
Pursuant to the terms of the Securities Purchase Agreement, upon the initial closing, the Company obtained the right to appoint one voting member to IQHQ’s board of directors, subject to certain ownership thresholds, and designated Paul Smithers, the Company’s President and Chief Executive Officer, for this role. The Company also entered into a right of first offer letter with IQHQ, granting the Company a contractual right of first offer on certain real estate asset sales of IQHQ.

Additionally, in connection with the initial closing under the Securities Purchase Agreement, on September 30, 2025, the Company became a lender under the IQHQ Credit Facility and fully funded its $100.0 million commitment. The IQHQ Credit Facility bears interest at a fixed annual rate of 13.5%, consisting of 12.0% payable in cash and 1.5% PIK, with interest payable quarterly. The IQHQ Credit Facility has an initial maturity on September 30, 2028, with a one-time extension option of up to 12 months, subject to the satisfaction of certain conditions and payment of a facility extension fee. All obligations under the IQHQ Credit Facility are unconditionally guaranteed by IQHQ and secured by a first priority pledge of certain of IQHQ's assets. The Company is subject to a rate reduction penalty of up to 3.0% in the event it fails to make required purchases of IQHQ Preferred Stock under the Securities Purchase Agreement. The IQHQ Credit Facility includes customary representations, warranties, and covenants, as well as major decision rights requiring lender approval. IQHQ is required to prepay loans with proceeds from certain asset or equity sales and may voluntarily prepay or reduce commitments subject to specified conditions.
The following table details the carrying value of our life science investments (in thousands):

September 30, 2025
Investment in IQHQ Preferred Stock	$3,805
Investment in IQHQ Warrant	1,195
Investment in IQHQ Credit Facility (1)	100,240
Total	$105,240

(1)Includes transaction costs of $0.2 million.
8. Debt
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
The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cash coupon	$4,004	$4,125	$12,089	$12,375
Amortization of issuance cost	368	357	1,094	1,054
Capitalized interest	(43)	(127)	(138)	(516)
Total interest expense	$4,329	$4,355	$13,045	$12,913
The following table details the carrying value of our Notes due 2026 (in thousands):

	September 30, 2025	December 31, 2024
Principal amount	$291,215	$300,000
Unamortized issuance cost	(986)	(2,135)
Carrying value	$290,229	$297,865
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
In February 2025, we made early partial repayments at a discount totaling $8.7 million on the Notes due 2026, reducing the principal balance by $8.8 million. Following the partial repayment, all other terms and conditions of the debt agreement remain unchanged. At September 30, 2025, the outstanding principal balance was $291.2 million and the Company currently does not have sufficient liquidity to satisfy this obligation at maturity. Management has plans to refinance the Notes due 2026 and believes that it will be successful based on the strength of the Company’s investment-grade rated balance sheet, long-term history of generating positive cash flows from operations and track record of success in raising capital. As a result, management has concluded that our plans are probable of achieving sufficient liquidity to satisfy this obligation prior to maturity in May 2026. While management believes it is probable that we will be able to refinance the Notes due 2026, there can be no assurance that we will be able to raise new capital or complete such refinance on terms that are attractive to the Company, or at all.
The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of September 30, 2025.
Accrued interest payable for the Notes due 2026 as of September 30, 2025 and December 31, 2024 was $6.0 million and $2.1 million, respectively, and is included in accounts payable and accrued expenses on our consolidated balance sheets.
Revolving Credit Facility
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement initially provided $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. At September 30, 2025, the interest rate was 9.0%. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. In November 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility was increased from $50.0 million to $87.5 million. At September 30, 2025, there were $50.0 million of borrowings outstanding under the Revolving Credit Facility.
In connection with the Revolving Credit Facility, we recorded $1.2 million of deferred financing costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. For the three months ended September 30, 2025 and 2024, we recognized $0.2 million and $72,000, respectively, of non-cash interest expense related to the Revolving Credit Facility. For the nine months ended September 30, 2025 and 2024, we recognized $0.4 million and $0.2 million, respectively, of non-cash interest expense related to the Revolving Credit Facility.

IIP Life Science Credit Facility
Subsequent to September 30, 2025, on October 3, 2025, our Operating Partnership and IIP Life Science entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in IQHQ Preferred Stock, the IQHQ Warrant, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility will bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month Secured Overnight Financing Rate ("SOFR"), as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.10%. The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter.
The following table summarizes the principal payments on our outstanding indebtedness as of September 30, 2025 (in thousands):

Payments Due by Year	Amount
2025 (three months ending December 31)	$—
2026	341,215
2027	—
2028	—
2029	—
Thereafter	—
Total	$341,215
9. Net Income Per Share
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
Through September 30, 2025, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and nine months ended September 30, 2025 and 2024 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.
The 12,647 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the nine months ended September 30, 2024, and were included in the computation of diluted earnings per share.
For the three and nine months ended September 30, 2024, the performance share units (“PSUs”) granted to certain employees were included in dilutive securities to the extent the performance thresholds for vesting of the PSUs were met as measured as of September 30, 2024. The PSUs expired on December 31, 2024.
Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$29,305	$40,215	$86,406	$121,636
Preferred stock dividends	(1,017)	(564)	(2,676)	(1,240)
Distribution to participating securities	(741)	(570)	(2,246)	(1,684)
Net income attributable to common stockholders used to compute net income per share – basic	27,547	39,081	81,484	118,712
Dilutive effect of Exchangeable Senior Notes	—	—	—	28
Net income attributable to common stockholders used to compute net income per share – diluted	$27,547	$39,081	$81,484	$118,740

Weighted-average common shares outstanding:
Basic	27,912,881	28,254,565	28,036,179	28,216,946
Restricted stock and RSUs	390,719	299,770	365,884	293,105
PSUs	—	25,352	—	25,352
Dilutive effect of Exchangeable Senior Notes	—	—	—	12,647
Diluted	28,303,600	28,579,687	28,402,063	28,548,050
Net income attributable to common stockholders per share:
Basic	$0.99	$1.38	$2.91	$4.21
Diluted	$0.97	$1.37	$2.87	$4.16
10. Fair Value
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
The following table presents the carrying value and approximate fair value of financial instruments at September 30, 2025 and December 31, 2024 (in thousands):

	At September 30, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Life science investments(1)	$100,240	$100,240	$—	$—
Construction loan(2)	$22,800	$29,555	$22,800	$28,245
Investments as cash equivalents(3)	$—	$—	$45,714	$45,714
Notes receivable(4)	$16,786	$16,786	$16,786	$16,786
Investments(5)	$5,258	$5,258	$5,000	$5,000
Notes due 2026(6)	$290,229	$288,507	$297,865	$289,077
Revolving credit facility(7)	$50,000	$50,000	$—	$—

(1)Excludes $5.0 million of investments in the IQHQ Preferred Stock and IQHQ Warrant which are carried at cost under the measurement alternative of ASC 321, Investments - Equity Securities. The investment in the IQHQ Credit Facility is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At September 30, 2025, the expected market yield used to determine fair value was 14.4%. Changes in market yields may change the fair value of the investment into the revolving credit facility. Generally, an increase in market yields may result in a decrease in the fair value of the investment in the revolving credit facility. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the investment in the revolving credit facility may fluctuate from period to period. Additionally, the fair value of the investment in the revolving credit facility may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.
(2)The construction loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At each of September 30, 2025 and December 31, 2024, the expected market yield used to determine fair value was 16.25%. Changes in market yields may change the fair value of the construction loan. Generally, an increase in market yields may result in a decrease in the fair value of the construction loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the construction loan may fluctuate from period to period. Additionally, the fair value of the construction loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.
(3)Investments as cash equivalents include investments of obligations of the U.S. government with an original maturity at the time of purchase of 90 days or less are classified as held-to-maturity, stated at amortized cost and valued using Level 1 inputs. Investments as cash equivalents also include investments in a money market fund that invests 100% in U.S. government securities, which is stated at cost and valued using Level 1 inputs.
(4)Notes receivable relate to certain acquisitions of real estate which did not satisfy the requirements for sale-leaseback accounting (see Note 2 “Acquisition of Real Estate Properties” to our consolidated financial statements for more information). The notes receivable are categorized as Level 3 and were valued using a yield analysis. At September 30, 2025 and December 31, 2024, the weighted average expected market yields used to determine fair values were 24.4% and 20.6%, respectively.
(5)At September 30, 2025 and December 31, 2024 , investments consisting of short-term certificates of deposit with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity, stated at cost which approximates fair value using Level 2 inputs.
(6)The fair value is determined based upon Level 2 inputs as the Notes due 2026 were not traded in an active market.
(7)The Revolving Credit Facility is categorized as Level 2 and was valued using a discounted cash flow analysis based on significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Changes in discount and borrowing rates may change the fair value of the Revolving Credit Facility. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value.

The carrying amounts of cash equivalents, accounts payable, accrued expenses and other liabilities approximate their fair values.
11. Common Stock Incentive Plan
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
A summary of the restricted stock activity under the 2016 Plan and related information for the nine months ended September 30, 2025 is included in the table below:

	Unvested Restricted Stock	Weighted- Average Grant Date Fair Value
Balance at December 31, 2024	77,268	$108.95
Granted	62,817	$73.18
Vested	(21,392)	$102.04
Forfeited(1)	(11,883)	$165.13
Balance at March 31, 2025	106,810	$83.04
Granted	6,291	$57.23
Vested	(3,186)	$113.05
Balance at June 30, 2025	109,915	$80.70
Granted	276	$54.55
Forfeited(1)	(600)	$83.61
Balance at September 30, 2025	109,591	$80.61

(1)Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting or employee's cessation of employment.
The remaining unrecognized compensation cost of $5.7 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of 1.8 years as of September 30, 2025. The fair value of restricted stock that vested during the nine months ended September 30, 2025 was $2.4 million.
The following table summarizes our RSU activity for the nine months ended September 30, 2025. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	222,502	$114.68
Granted	73,179	$73.18
Forfeited(1)	(9,242)	$97.39
Balance at March 31, 2025	286,439	$104.63
Granted	2,796	$57.23
Balance at June 30, 2025	289,235	$104.17
Vested and converted to common stock	(5,779)	$100.10
Forfeited(1)	(2,901)	$110.88
Balance at September 30, 2025	280,555	$104.19

(1)Shares that were forfeited to cover employee's tax withholding obligation upon vesting or employee's cessation of employment.
The remaining unrecognized compensation cost of $7.0 million for RSU awards is expected to be recognized over an amortization period of 1.8 years as of September 30, 2025.
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
Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable performance period. For the three and nine months ended September 30, 2024, we recognized stock-based compensation expense of $1.7 million and $5.0 million, respectively, relating to PSU awards.
12. Commitments and Contingencies
Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our consolidated balance sheet as of September 30, 2025 is presented in the table below (in thousands):

Year	Amount
2025 (three months ending December 31)	$132
2026	543
2027	45
2028	—
2029	—
Total future contractual lease payments	720
Effect of discounting	(28)
Office lease liability	$692
Improvement Allowances. As of September 30, 2025, we had $7.8 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

Life Science Investments. As of September 30, 2025, we had $165.0 million remaining on our commitment to purchase up to $170.0 million of IQHQ Preferred Stock, scheduled to be funded in various installments by June 30, 2027, subject to extension options exercisable by IQHQ. See Note 7 "Life Science Investments" for further details.
Construction Loan. As of September 30, 2025, we had $0.2 million of commitments related to our Construction Loan for the development of a regulated cannabis cultivation and processing facility in California.
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
Litigation.
Class Action Lawsuits
On April 25, 2022, a federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Michael V. Mallozzi, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Paul Smithers, Catherine Hastings and Andy Bui, Case No. 2-22-cv-02359, and was filed in the U.S. District Court for the District of New Jersey. The lawsuit was purportedly brought on behalf of purchasers of our common stock and alleges that we and certain of our officers made false or misleading statements regarding our business in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between May 7, 2020, and April 13, 2022.
On September 29, 2022, an Amended Class Action Complaint was filed under the same Case Number, adding as defendants Alan D. Gold and Benjamin C. Regin, and asserting causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020, and August 4, 2022. On December 1, 2022, defendants moved to dismiss the Amended Class Action Complaint. On September 19, 2023, the court granted defendants’ motion to dismiss the Amended Class Action Complaint without prejudice.
On October 19, 2023, a Second Amended Class Action Complaint was filed under the same Case Number, and asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Second Amended Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between August 7, 2020, and August 4, 2022. On December 18, 2023, defendants moved to dismiss the Second Amended Class Action Complaint; on February 1, 2024, plaintiff responded with their opposition to defendants’ motion to dismiss the Second Amended Class Action Complaint; and on March 1, 2024, defendants replied to plaintiff’s response. On September 25, 2024, the court granted defendants’ motion to dismiss the Second Amended Class Action Complaint with prejudice. On September 30, 2024, plaintiff filed a notice of appeal of the court’s dismissal of the Second Amended Class Action Complaint with prejudice. On December 9, 2024, plaintiff filed their opening appellate brief with the United States Court of Appeals for the Third Circuit. On January 23, 2025, defendants filed their appellate brief. On February 27, 2025, plaintiff filed their reply brief. Oral argument took place on June 17, 2025. On October 15, 2025, the United States Court of Appeals for the Third Circuit issued an opinion and judgment affirming the trial court’s dismissal of the Second Amended Class Action Complaint. The judgment allowed the appellant to file a petition for rehearing on or before October 29, 2025. On October 29, 2025, the appellant filed a petition for rehearing.
On January 17, 2025, a second federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Alain Giraudon, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Alan D. Gold, Paul E. Smithers, David Smith and Ben Regin, Case No. 1:25-cv-00182-RDB, and was filed in the U.S. District Court for the District of Maryland. The lawsuit was purportedly brought on behalf of purchasers of our common stock and alleges that we and certain of our officers made false or misleading statements regarding our business in violation of Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 27, 2024, and December 19, 2024. On April 25, 2025, the court issued an order setting a briefing schedule, which is as follows: plaintiff is to file an Amended Complaint no later than June 23, 2025; defendants are to file an answer, move to dismiss, or otherwise respond no later than August 22, 2025; if defendants move to dismiss, plaintiff is to file a response no later than October 21, 2025; and defendants are to file a reply no later than November 20, 2025.
On June 23, 2025, a Consolidated Class Action Complaint was filed under the same Case Number, adding Catherine Hastings as a defendant, and asserting causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. According to the Consolidated Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 26, 2024 and March 28, 2025. On August 22, 2025, defendants moved to dismiss the Consolidated Class Action Complaint, and on October 21, 2025, plaintiff responded with their opposition to defendants’ motion to dismiss.
It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements.
Derivative Action Lawsuits
On July 26, 2022, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., Case Number 24-C-22-003312, and was filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against the directors and certain officers of the Company. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On September 6, 2022, the defendants in this action filed a Consent Motion to Stay the Proceedings, which was granted on October 11, 2022. On September 28, 2022, a second derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Karen Draper, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, Defendants, and Innovative Industrial Properties Inc., Nominal Defendant, Case Number 24-C-22-004243, and filed in the Circuit Court for Baltimore City, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty, and seeks actions to reform and improve the Company, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On October 19, 2022, the parties to both cases filed a Joint Motion to Consolidate Related Shareholder Derivative Actions and to Appoint Lead and Liaison Counsel for plaintiffs, which was granted on December 19, 2022, along with a stay in the lawsuit pending a ruling on the defendants’ motion to dismiss the federal class action lawsuit described above. On April 17, 2023, a third derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Ross Weintraub, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracie Hager, Gary Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-00737-GLR, and filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty and violations of Section 14(a) of the Exchange Act, and seeks an undetermined amount of damages, equitable relief, and attorneys’ fees and costs. Defendants in this action filed a Consent Motion to Stay the Proceeding, which was granted on April 17, 2023. On June 5, 2023, a fourth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Franco DeBlasio, on behalf of Gerich Melenth Nin (GMN) LP, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Alan D. Gold, Tracie J. Hager, Benjamin C. Regin, Andy Bui, Gary A. Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-01513-GLR, and filed in the United States District Court for the District of Maryland. On July 19, 2023, the United States Court for the District of Maryland consolidated Case Nos. 1:23-cv-00737-GLR and 1:23-cv-01513-GLR with case number 1:23-cv-00737-GLR as the lead case and kept the stay in place. This derivative action relates to the same allegations as those made in the Mallozzi class action, detailed above. After the United States Court of Appeals for the Third Circuit affirmed dismissal of the Mallozzi class action on October 15, 2025, plaintiffs in the consolidated action filed a Consent Motion for Voluntary Dismissal on October 20, 2025. On October 21, 2025, the United States Court for the District of Maryland granted the dismissal.
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
On August 14, 2025, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Joann Crepaz, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, David Boyle, Mary Curran, Catherine Hastings, Gary Kreitzer, Ben Regin, Scott Shoemaker, David Smith, Paul Smithers, David Stecher, and Innovative Industrial Properties, Inc., Case Number C-03-CV-25-003997, and was filed in the Circuit Court for Baltimore County, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty and unjust enrichment against the directors and certain officers of the Company. The plaintiff is seeking an undetermined amount of damages, reform, restitution, and attorneys’ fees and costs. Plaintiff and Defendants in this action filed a Joint Motion and Proposed Order of Consolidation on September 18, 2025, seeking to consolidate this case with the Ramos case (detailed below) and with this case, C-03-CV-25-003997, as the lead case, which was granted on October 23, 2025. This derivative action relates to the same allegations as those made in the Giraudon class action, detailed above.
On August 21, 2025, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Edward Ramos, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, David Boyle, Mary Curran, Catherine Hastings, Gary Kreitzer, Ben Regin, Scott Shoemaker, David Smith, Paul Smithers, David Stecher, and Innovative Industrial Properties, Inc., Case Number C-03-CV-25-004083, and was filed in the Circuit Court for Baltimore County, Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty and unjust enrichment against the directors and certain officers of the Company. The plaintiff is seeking an undetermined amount of damages, reform, restitution, and attorneys’ fees and costs. Plaintiff and Defendants in this action filed a Joint Motion and Proposed Order of Consolidation on September 18, 2025, seeking to consolidate this case with the Crepaz case (detailed above) and with C-03-CV-25-003997 (Crepaz) as the lead case, which was granted on October 23, 2025. This derivative action relates to the same allegations as those made in the Giraudon class action, detailed above.

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
13. Segment Information
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
14. Subsequent Events
IIP Life Science Credit Facility
On October 3, 2025, our Operating Partnership and IIP Life Science entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time. Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. Refer to Note 8 "— IIP Life Science Credit Facility" for additional details. As of October 31, 2025, outstanding borrowings under our IIP Life Science Credit Facility were $52.5 million.
Revolving Credit Facility
On October 9, 2025, the Company drew an additional $30.0 million on our Revolving Credit Facility. As of October 31, 2025, outstanding borrowings under our Revolving Credit Facility were $80.0 million.
Life Science Investments
On October 31, 2025, the Company completed an additional purchase of an aggregate 45,000 shares of IQHQ Preferred Stock for a total investment of $45.0 million. As a result of this transaction, the Company's total investment in IQHQ Preferred Stock increased to 50,000 shares having an aggregate purchase price of $50.0 million.
New Lease
In October 2025, we executed a new lease with a tenant at our property located at 19533 McLane Street in Palm Springs, California.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: rates of default on leases for our assets; our ability to re-lease properties upon tenant defaults or lease terminations for the rent we currently receive, or at all; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the demand for regulated cannabis cultivation and processing facilities; anticipated funding sources for our investment in IQHQ Preferred Stock (as defined below); defaults on our investments in real estate-related assets, such as the IQHQ Credit Facility and IQHQ Preferred Stock (as defined below); our ability to identify, acquire, or profitably operate life science properties; market dynamics in the life science sector; decreased economic activity due to fluctuations in trade policies, tariffs, and related government actions; inflation dynamics; the impact of pandemics on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflicts in Ukraine and Israel; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the potential impact on us from litigation matters, including rising liability and insurance costs; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; how and when any forward equity sales may settle; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2024, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in Part II, "Item 1A. Risk Factors" included in this report. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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
We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized industrial and commercial properties in the United States. Our properties are primarily leased to experienced, state-licensed operators for their regulated cannabis facilities. We have acquired and intend to continue to acquire our cannabis properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to primarily lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance. Outside of the cannabis sector, our leases may include different lease structures that do not require tenants to assume all property-related expenses. In addition to our cannabis-related real estate portfolio, we also have investments in the life science industry and intend to actively pursue acquisitions of properties within that sector as a key component of our growth strategy. We may continue expanding our investment activities to include joint ventures, debt or mezzanine financing, preferred or joint venture equity interests, and interests in other real estate funds or REITs.
We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of September 30, 2025, we had 23 full-time employees.
As of September 30, 2025, we owned 112 properties comprising 9.0 million square feet (including 483,000 rentable square feet under development/redevelopment) in 19 states. As of September 30, 2025, we had invested $2.5 billion in the aggregate (consisting of purchase price and funding of draws for construction and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $7.8 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $7.8 million committed to fund draws to certain tenants and vendors for improvements at our properties, $4.3 million was incurred but not funded as of September 30, 2025.
Of these 112 properties, we include 109 properties in our operating portfolio, which were 95.8% leased as of September 30, 2025, with a weighted-average remaining lease term of 12.9 years. We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of September 30, 2025, and together are expected to comprise 491,000 rentable square feet upon completion of development/redevelopment):
•63795 19th Avenue in Palm Springs, California (pre-leased);
•Inland Center Drive in San Bernardino, California; and
•Leah Avenue in San Marcos, Texas.
As discussed below under the section entitled “—Factors Impacting Our Operating Results—Conditions in Our Markets,” market dynamics in the regulated cannabis industry have been extremely challenging in recent years. These challenges include federal, state and local taxation burdens; ineffective enforcement policies with respect to the illicit cannabis market; declines in unit pricing for regulated cannabis products; limited access to capital; and inflation and supply chain constraints. As we have discussed in this and previous filings with the SEC, these challenges have negatively impacted the ability of certain of our tenants to make their lease payments on the properties they lease from us. In light of these industry conditions and their impact on our existing portfolio, we have expanded our growth strategy to include a broader range of real estate and real estate-related investments. See the subsection below entitled “— Recent Developments.”
In March 2025, the Company launched a strategic initiative aimed at improving long-term financial performance by seeking to refresh a substantial portion of its tenant base with more financially viable, long-term tenants. As part of this initiative, the Company declared certain tenants and their affiliates in default for failure to pay contractual rent in full, including 4Front Ventures Corp., Gold Flora, LLC, and TILT Holdings Inc. These tenants, which collectively accounted for approximately 11.4% of the Company’s annualized contractual rent due as of September 30, 2025, owed $18.0 million, $4.6 million and $4.4 million, respectively, in base rent, property management fees, and estimated tax and insurance payments as of such date. The Company is actively pursuing its rights under these leases, which may include initiating eviction proceedings. Gold Flora and 4Front Ventures are both currently operating under receivership and 4Front Ventures has filed for bankruptcy protection in Canada and for voluntary receivership in Massachusetts and Illinois. Therefore, any actions with respect to their leases may involve additional legal processes and delays. In July 2025, we terminated the lease with an affiliate of Gold Flora for our property located in Palm Springs, California, which represents one of three leases with affiliates of Gold Flora. During the three months ended September 30, 2025, the Company declared additional defaults on its leases with two tenants for failure to pay rent in full. These leases represent, in the aggregate, less than 2% of our total rental revenues for the three and nine months ended September 30, 2025.
Additionally, the Company previously declared a default under a secured promissory note in the aggregate principal amount of $16.1 million (the “MIH Note”). The MIH Note was issued to the Company by the purchaser of four properties in California, and the MIH Note is secured by such four properties. In September 2025, due to borrower's continued default and voluntary surrender, the Company took back possession and ownership of the four properties through a deed in lieu of foreclosure.
The Company previously entered into leases with PharmaCann Inc. and its affiliates for eleven properties. Two of such leases, for cultivation facilities in Michigan and Massachusetts, had their monthly base rent of $1.3 million, in the aggregate, fully abated effective February 1, 2025, under lease amendments agreed to by the parties in January 2025. The Company re-leased the 205,000 square foot Michigan property to Berry Green in April 2025 and is seeking to re-lease the property located in Massachusetts. As previously disclosed, PharmaCann defaulted on its rent obligations under the remaining nine of these leases, covering properties in New York, Illinois, Pennsylvania, Ohio and Colorado, with total amounts due of $21.4 million as of September 30, 2025. These properties collectively accounted for approximately 11.4% of the Company’s annualized contractual rent due as of such date. The Company recovered possession of one of its retail properties in Colorado through a default judgment, and PharmaCann has paid and continues to pay full rent on the remaining four retail properties located in Colorado. The Company has commenced litigation against PharmaCann and is actively seeking possession of the properties located in New York, Illinois, Pennsylvania, and Ohio. The Company continues to enforce its rights under these leases and intends to pursue all remedies available under the lease agreements and applicable law. See Note 6 “Investments in Real Estate” in the notes to our consolidated financial statements for further information regarding our leases with PharmaCann and the MIH Note described above.
Because substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance, and property taxes associated with the properties they lease from us. We expect to incur some property-level operating costs from time to time, however, in periods during which properties that become vacant are being remarketed or re-positioned. In addition, we may recognize an expense for certain property costs, such as insurance premiums and real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations or may be unable to pay such costs in a timely manner. Property costs are generally not significant to our operations, but the amount of property costs can vary quarter to quarter based on the number of property vacancies and whether we have any underperforming properties. We may advance certain property costs on behalf of our tenants but expect that the majority of these costs will be reimbursed by the tenant and do not anticipate that they will be significant to our operations. In addition, for properties that are not leased and are under development or redevelopment, we may make significant additional investments in these properties in order to get them ready for their intended use and to re-lease them. For the three and nine months ended September 30, 2025, property expenses included $0.9 million and $2.3 million, respectively, of non-reimbursed expenses related to operating properties that were not leased.
Recent Developments
Investment in IQHQ
As previously disclosed, on August 6, 2025, the Company through its Operating Partnership entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with IQHQ, Inc., a Maryland corporation (“IQHQ REIT”) and certain of IQHQ REIT’s affiliates. The Securities Purchase Agreement, together with certain exhibits thereto, set forth the terms under which the Operating Partnership agreed to: (i) purchase up to $170 million of 15.0% Series G-1 Cumulative Redeemable Preferred Stock of IQHQ REIT (the “IQHQ Preferred Stock”) at a price of $1,000 per share, together with corresponding warrants to purchase common equity units of IQHQ Holdings, LP, a Delaware limited partnership, subject to the satisfaction of certain funding milestones of the IQHQ Preferred Stock; and (ii) provide a $100 million commitment to the operating partnership of IQHQ REIT as a member of a lender syndicate under an Amended and Restated Credit

Agreement (the “IQHQ Credit Facility”) with an initial term of three years, extendable by an additional 12 months upon payment of an extension fee and satisfaction of certain other conditions.
On September 30, 2025, our Operating Partnership assigned its rights and obligations under the Securities Purchase Agreement to IIP Life Science Investments LLC (“IIP Life Science”), a wholly owned subsidiary of the Operating Partnership. Following the assignment, IIP Life Science completed the initial closing of the Company’s investment in preferred equity of IQHQ REIT, purchasing 5,000 shares of IQHQ Preferred Stock for $5.0 million. On October 31, 2025, the Company purchased an additional 45,000 shares of IQHQ Preferred Stock for $45.0 million, resulting in a total investment of 50,000 shares with an aggregate purchase price of $50.0 million.
The IQHQ Preferred Stock accrues cumulative dividends comprised of (i) a 10.0% annual cash dividend and (ii) a 5.0% paid-in-kind (“PIK”) dividend, both calculated on the Base Amount (as defined in the Securities Purchase Agreement), with dividends payable quarterly in arrears. The PIK dividend rate increases by 1.25% on each of the fourth and fifth anniversaries of issuance. In the event of a failure by IQHQ REIT to make required redemptions or cash dividend payments, the PIK dividend rate increases by an additional 5.0%, until the failure is cured, subject to a cap on the increase. The IQHQ Preferred Stock ranks senior to IQHQ REIT’s common equity and any junior securities, pari passu with its Series E Preferred Stock and other parity securities, and junior to its Series A and Series D-1 Preferred Stock with respect to dividends and liquidation preferences. The IQHQ Preferred Stock is not convertible and carries limited voting rights, except as required by law or with respect to charter amendments that are materially adverse to holder rights. The IQHQ Preferred Stock may be redeemed by IQHQ REIT at any time at the greater of $1,560 per share or the then-current Base Amount and may also be subject to holder redemption upon a change of control or sale transaction.
The remaining balance of the Company’s committed investment in IQHQ Preferred Stock is expected to be funded in multiple tranches between the fourth quarter of 2025 and the second quarter of 2027, subject to extension options exercisable by IQHQ REIT. In connection with the initial closing, IIP Life Science also received a warrant (the “IQHQ Warrant”) to purchase common equity units of IQHQ Holdings, LP, a Delaware limited partnership and the parent entity of IQHQ REIT. The IQHQ Warrant is exercisable for a number of common equity units representing 1.5% of the fully diluted outstanding common equity of IQHQ Holdings, LP (after giving effect to all previously issued warrants) as of the date of the initial closing.
Pursuant to the terms of the Securities Purchase Agreement, upon the initial closing, IIP Life Science obtained the right to appoint one voting member to IQHQ REIT’s board of directors, subject to certain ownership thresholds, and designated Paul Smithers, the Company’s CEO, for this role. IIP Life Science also entered into a Right of First Offer Letter with IQHQ REIT and its affiliates, granting the Company a contractual right of first offer on certain real estate asset sales of IQHQ REIT and certain of its affiliates, which the Company expects will support the execution of its strategy to acquire life science properties.
IQHQ Revolving Credit Facility Investment
In connection with the initial closing under the Securities Purchase Agreement, on September 30, 2025, IIP Life Science became a lender under the IQHQ Credit Facility. Pursuant to the terms of the facility, IIP Life Science committed to provide a $100.0 million loan to the operating partnership of IQHQ REIT, which was fully funded on that same date. As a result of IIP Life Science’s participation, the aggregate amount funded under the IQHQ Credit Facility by all lender parties increased to $400.0 million.
The IQHQ Credit Facility bears interest at a fixed annual rate of 13.5%, consisting of 12.0% payable in cash and 1.5% PIK, with interest payable quarterly. The IQHQ Credit Facility has an initial term of three years from the closing date, with a one-time extension option of up to 12 months, subject to the satisfaction of certain conditions and payment of a facility extension fee. All obligations under the IQHQ Credit Facility are unconditionally guaranteed by IQHQ REIT and secured by a first priority pledge of IQHQ, LP’s majority ownership interest in IQHQ Fenway Center, LLC, subordinated to certain construction financing. IQHQ, LP is the operating partnership of IQHQ REIT. IIP Life Science is subject to a rate reduction penalty of up to 3.0% in the event it fails to make required purchases of IQHQ Preferred Stock under the Securities Purchase Agreement. The IQHQ Credit Facility includes customary representations, warranties, and covenants, as well as major decision rights requiring lender approval. IQHQ, LP is required to prepay loans with proceeds from certain asset or equity sales and may voluntarily prepay or reduce commitments subject to specified conditions.

IIP Life Science Credit Facility
On October 3, 2025, our Operating Partnership and IIP Life Science entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in IQHQ Preferred Stock, the IQHQ Warrant, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility will bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month Secured Overnight Financing Rate ("SOFR"), as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.10%. The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter. As of October 31, 2025, outstanding borrowings under our IIP Life Science Credit Facility were $52.5 million.

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
The success of our tenants in operating their businesses and their ability to pay rent continues to be significantly influenced by a range of macroeconomic and industry-specific challenges. These include, but are not limited to, inflationary pressures, elevated interest rates, substantial debt maturities, reduced access to capital, labor market constraints, evolving trade policies, supply chain disruptions and U.S. consumer financial health. Additionally, market dynamics and the regulatory regime in the states where they operate create challenges that may impact our tenants’ businesses and/or decrease future demand for regulated cannabis cultivation and production facilities. These conditions have already adversely impacted the ability of certain of our tenants to satisfy their lease obligations and, if such conditions persist or deteriorate further, we expect that additional tenants may default under their leases and we may be unable to re-lease those properties on favorable terms or at all. These tenant-related challenges are currently having a material adverse effect on the Company’s financial condition, results of operations, and cash flows. See “—Results of Operations—Comparison of the three and nine months ended September 30, 2025 and 2024—Rental Revenues” for more information. The full extent and duration of these challenges remain subject to significant uncertainty.
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
Significant Tenants and Concentrations of Risk
As of September 30, 2025, we owned 112 properties located in 19 states leased to 36 tenants. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At September 30, 2025, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at September 30, 2025. See Note 2 “Concentration of Credit Risk” in the notes to our consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2025.
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
Results of Operations
Investments in Real Estate
See Note 6 “Investment in Real Estate” in the notes to the consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the nine months ended September 30, 2025.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025		2024
Revenues:
Rental (including tenant reimbursements)	$64,292	$76,052	$198,855		$230,219
Other	393	474	443		1,554
Total revenues	64,685	76,526	199,298	—	231,773

Expenses:
Property expenses	7,951	7,295	22,197		20,867
General and administrative expense	8,681	9,330	25,768		28,553
Depreciation and amortization expense	18,639	17,944	55,530		52,567
Impairment loss on real estate	—	—	3,527		—
Total expenses	35,271	34,569	107,022		101,987
Gain (loss) on sale of real estate	—	—	—		(3,449)
Income from operations	29,414	41,957	92,276		126,337
Interest and other income	4,416	2,685	7,599		8,435
Interest expense	(4,525)	(4,427)	(13,469)		(13,136)
Net income	29,305	40,215	86,406		121,636
Preferred stock dividends	(1,017)	(564)	(2,676)		(1,240)
Net income attributable to common stockholders	$28,288	$39,651	$83,730		$120,396
Revenues
Rental Revenues. Rental revenues for the three months ended September 30, 2025 decreased by $11.8 million, or 15%, to $64.3 million, compared to $76.1 million for the three months ended September 30, 2024. The decrease was primarily driven by tenant defaults, resulting in a decrease of $14.9 million related to properties leased to PharmaCann, Gold Flora, TILT and 4Front. In addition, there was also a decrease of $0.5 million related to properties that have been taken back or sold, and a decrease of $0.9 million in tenant reimbursement revenue primarily due to tenant defaults. These decreases were partially offset by a $1.4 million increase from the two properties acquired in 2024 and one property acquired in 2025, a $1.6 million increase from new leases on four existing properties and a $1.6 million increase from annual contractual rent escalations.
For the three months ended September 30, 2025, we applied $0.8 million of security deposits for payment of rent on two properties leased to Verdant and a Sacramento tenant. For the three months ended September 30, 2024, we applied $1.4 million of security deposits for payment of rent on six properties leased to 4Front, TILT and Emerald.
Rental revenues for the nine months ended September 30, 2025 decreased by $31.4 million, or 14%, to $198.9 million, compared to $230.2 million for the nine months ended September 30, 2024. The decrease was primarily driven by tenant defaults, resulting in a decrease of $37.8 million related to properties leased to PharmaCann, Gold Flora, TILT, 4Front and Temescal. In addition, there was also a decrease of $1.1 million related to properties that have been taken back or sold, a $3.9 million decrease from a one-time disposition-contingent lease termination fee that was collected during the nine months ended September 30, 2024 in connection with the sale of our property in Los Angeles, California, and a $1.7 million decrease in tenant reimbursement revenue primarily due to tenant defaults. These decreases were partially offset by a $4.5 million increase from the two properties acquired in 2024 and the one property acquired in 2025, a $4.0 million increase from new leases on five existing properties and a $4.6 million increase from annual contractual rent escalations.
For the nine months ended September 30, 2025, we applied $6.6 million of security deposits for payment of rent on properties leased to PharmaCann, Gold Flora, TILT, Sozo, Emerald, Verdant and a Sacramento tenant. For the nine months ended September 30, 2024, we applied $2.0 million of security deposits for payment of rent on properties leased to 4Front, Temescal, TILT and Emerald.
Other Revenues. Other revenues primarily consisted of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting. Other revenues for the three and nine months ended September 30, 2025 decreased by $0.1 million and $1.1 million, respectively, compared to the three and nine months ended September 30, 2024, primarily due to non-collection of rent related to one property leased to 4Front.
Expenses
Property Expenses. Property expenses for the three months ended September 30, 2025 increased by $0.7 million to $8.0 million, compared to $7.3 million for the three months ended September 30, 2024. The property expenses for the nine months ended September 30, 2025 increased by $1.3 million to $22.2 million, compared to $20.9 million for the nine months ended September 30, 2024. The increase was primarily due to additional investment in existing properties, which resulted in higher property taxes that we paid for our properties, as well as properties we have taken back possession of from defaulted tenants, which resulted in higher property expenses related to non-leased properties. The increase was partially offset by a decrease in insurance expense due to lower premiums on the master property insurance policy renewed in August 2024. Property expenses related to leased properties are generally reimbursable to us by tenants under the terms of the leases.
General and Administrative Expense. General and administrative expense for the three months ended September 30, 2025 decreased by $0.6 million to $8.7 million, compared to $9.3 million for the three months ended September 30, 2024. General and administrative expense for the nine months ended September 30, 2025 decreased by $2.8 million to $25.8 million, compared to $28.6 million for the nine months ended September 30, 2024. The decrease in general and administrative expense in both periods was primarily due to lower stock-based compensation expense driven by PSUs granted in 2022 that were forfeited on December 31, 2024 as they did not meet the performance thresholds. The non-cash stock based compensation for employees and directors for the three and nine months ended September 30, 2025 decreased by $1.6 million and $5.6 million, respectively, to $2.7 million and $7.4 million, compared to $4.3 million and $13.0 million for the three and nine months ended September 30, 2024. The decrease was partially offset by an increase in legal, consultant and payroll expenses during the three and nine months ended September 30, 2025.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2025 increased by $0.7 million to $18.6 million, compared to $17.9 million for the three months ended September 30, 2024. Depreciation and amortization expense for the nine months ended September 30, 2025 increased by $2.9 million to $55.5 million, compared to $52.6 million for the nine months ended September 30, 2024. The increase in depreciation and amortization expense was primarily related to depreciation on properties that we acquired in 2024, one property we acquired in February 2025 and the placement into service of construction and improvements at certain of our properties.
Impairment Loss on Real Estate. Impairment loss on real estate of $3.5 million for the nine months ended September 30, 2025 is related to one of our properties located in Palm Springs, California which was sold in June 2025.
Loss on Sale of Real Estate. Amount relates to the sale of property in Los Angeles, California (see Note 6 “Investments in Real Estate” to our consolidated financial statements included in this report for more information).
Interest and Other Income. Interest and other income for the three months ended September 30, 2025 increased by $1.7 million to $4.4 million, compared to $2.7 million for the three months ended September 30, 2024. The increase was primarily due to interest payments on the MIH Note, which were previously recognized as a deposit liability on our consolidated balance sheets but was recognized as interest and other income in September 2025 in connection with the termination of the note. Interest and other income for the nine months ended September 30, 2025 decreased by $0.8 million to $7.6 million, compared to $8.4 million for the nine months ended September 30, 2024. The decrease was primarily due to (1) having less interest-bearing investments and lower rates earned on those investments; (2) less cash interest received on our construction loan pursuant to which we agreed to lend up to $23.0 million, for the development of a regulated cannabis cultivation and processing facility in California (the “Construction Loan”); and (3) partially offset by interest payments on the MIH Note, which were previously recognized as a deposit liability on our consolidated balance sheets but was recognized as interest and other income in September 2025 in connection with the termination of the note. Cash interest received on our Construction Loan for the nine months ended September 30, 2025 was $2.3 million, compared to $3.2 million for the nine months ended September 30, 2024.

Interest Expense. Interest expense primarily consists of interest on our Notes due 2026. Interest expense for the three and nine months ended September 30, 2025 increased by $0.1 million and $0.4 million, respectively, to $4.5 million and $13.5 million compared to $4.4 million and $13.1 million for the three and nine months ended September 30, 2024. The increase was primarily due to an increase in interest expense related to the Revolving Credit Facility and a decrease in the amount of interest capitalized for both three and nine months ended September 30, 2025. The increase was partially offset by a decrease in interest expense on our Notes due 2026 as we made an early partial repayment in February 2025, reducing the outstanding balance from $300 million to $291.2 million.
Cash Flows
Comparison of the Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$148,282	$200,640	$(52,358)
Net cash provided by (used in) investing activities	(132,576)	(52,431)	(80,145)
Net cash provided by (used in) financing activities	(125,280)	(142,780)	17,500
Ending cash and cash equivalents	36,671	147,128	(110,457)
Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2025 and 2024 were $148.3 million and $200.6 million, respectively. Cash flows provided by operating activities were generally from contractual rent and tenant reimbursements from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased. The decrease in cash flows provided by operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to lower net income and the application of $6.6 million of security deposits for contractual rent due to tenant defaults. Cash flows provided by operating activities for the nine months ended September 30, 2024 also included a $3.9 million disposition-contingent lease termination fee that was received concurrently with the sale of our property in Los Angeles, California.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2025 were $132.6 million, of which $105.2 million was related to investments in life science financial instruments, $28.8 million was related to investments in real estate and funding of draws for improvement and construction funding at our properties, $0.3 million was related to net purchases and maturities of short-term investments, partially offset by $1.8 million in proceeds related to the sale of our Palm Springs, California property. Cash flows used in investing activities for the nine months ended September 30, 2024 were $52.4 million, of which $58.7 million was related to investments in real estate and funding of draws for improvement and construction funding at our properties, $2.8 million was related to net purchases and maturities of short-term investments, and was partially offset by $9.1 million in proceeds related to the sale of our Los Angeles, California property.
Financing Activities
Net cash used in financing activities of $125.3 million during the nine months ended September 30, 2025 was primarily due to dividend payments of $164.7 million to common and preferred stockholders, partial principal payment on the Notes due 2026 of $8.7 million, $0.9 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock or conversion of vested RSUs to common stock for certain employees, and $20.1 million related to repurchase of common stock, partially offset by a $50.0 million draw on our Revolving Credit Facility and $19.1 million in net proceeds from the issuance of our Series A Preferred Stock pursuant to our ATM Program.
Net cash used in financing activities of $142.8 million during the nine months ended September 30, 2024 was primarily the result of dividend payments of $158.7 million to common and preferred stockholders and a principal payment on the Exchangeable Senior Notes of $4.4 million, and $1.1 million related to net share settlement of equity awards to pay the required withholding taxes upon vesting of restricted stock for certain employees and payment of deferred financing costs, partially offset by $11.8 million in net proceeds from the issuance of our common stock and $9.6 million in net proceeds from the issuance of our Series A Preferred Stock pursuant to our ATM Program.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal future uses of cash and cash equivalents include the acquisition of additional properties and other investments (including the completion of our investment in IQHQ Preferred Stock), associated acquisition and improvement costs, non-reimbursed expenses associated with unleased properties, operating and administrative expenses, scheduled debt service and repayments, and the payment of dividends to holders of our Common Stock and Preferred Stock, as well as any future series of preferred stock we may issue. As of September 30, 2025, we had cash and cash equivalents of $36.7 million.
Liquidity is a measure of our ability to meet potential cash requirements. We derive substantially all of our revenues from leasing our properties and collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund the acquisition of additional properties, the development and redevelopment of existing properties, dividends to our stockholders, scheduled debt service under our Notes due 2026, repayment of borrowings and interest payments under our Credit Facilities, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur property costs not paid by the tenant during the time it takes to re-lease or sell the property.
We expect to meet our liquidity needs through a combination of rental income from our properties, cash and investments on hand, borrowings under our Credit Facilities, and access to capital markets, including potential note issuances, equity offerings (of both common stock and preferred stock), including under our ATM Program, or other financing arrangements. We believe that our liquidity and these sources of capital will be adequate to satisfy our cash requirements over the next 12-month period. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet our liquidity needs. In recent years, financial markets have been volatile in general. If sustained, this could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties, and refinance our existing indebtedness. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.
IQHQ Investments
We have made a long-term capital commitment to fund investments in IQHQ REIT through both purchases of preferred equity and secured credit instruments. These investments represent a strategic expansion of our portfolio and are expected to be funded over an extended period through a combination of available cash on hand, operating cash flows, our Credit Facilities, and potential future financing activities.
On September 30, 2025, IIP Life Science completed the initial closing of the Company’s investment in preferred equity of IQHQ REIT pursuant to the Securities Purchase Agreement, acquiring 5,000 shares of IQHQ Preferred Stock for an aggregate purchase price of $5.0 million. Under the terms of the Securities Purchase Agreement, IIP Life Science holds the right and obligation to purchase up to an aggregate of $170.0 million of IQHQ Preferred Stock, subject to the exercise of preemptive rights by existing IQHQ investors and certain other conditions. Our remaining investment in IQHQ Preferred Stock pursuant to the Securities Purchase Agreement is expected to be funded in multiple tranches between the fourth quarter of 2025 and the second quarter of 2027. IQHQ REIT may elect to delay or cancel scheduled funding dates under the terms of the Securities Purchase Agreement, which could affect the timing or total amount of our investment. We expect to fund the additional investments in IQHQ Preferred Stock with cash on hand, draws on our IIP Life Science Credit Facility and potential proceeds from future financing activities.
In connection with the initial closing of our investment in IQHQ Preferred Stock, we also became a lender under the IQHQ Revolving Credit Facility and funded our $100.0 million loan commitment using available cash on hand and borrowings under our Revolving Credit Facility. See the section above entitled “Overview—Recent Developments” for a discussion of the terms of the IQHQ Credit Facility.
Notes Due 2026
In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of September 30, 2025. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating. At September 30, 2025, the outstanding principal balance on our Notes due 2026 was $291.2 million and we plan to refinance these notes prior to maturity in May 2026.
ATM Program
We have an “at the market” equity offering program (“ATM Program”), pursuant to which we may offer and sell from time to time, including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. During the nine months ended September 30, 2025, we sold 805,009 shares of our Series A Preferred Stock for net proceeds of $19.1 million. As of September 30, 2025, shares of the Company’s common stock and Series A Preferred Stock having an aggregate offering price of up to $470.0 million remain available for offer and sale pursuant to the ATM Program.
Credit Facilities
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and was most recently amended in November 2024 to increase aggregate commitments for secured revolving loans to $87.5 million (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of (i) the prime rate plus an applicable margin based on deposits with the participating bank(s) ranging from 0.5% to 2.05% and (ii) 9.0%. The Loan Agreement is subject to certain liquidity and operating covenants, including a debt service coverage ratio covenant, defined as the ratio of (i) consolidated EBITDA to (ii) debt service costs and required to be not less than 2.0 to 1.0, measured as of the end of each fiscal quarter. The Loan Agreement also includes customary representations and warranties, affirmative and negative covenants and events of default. Our Operating Partnership drew $50.0 million under the Revolving Credit Facility in connection with the funding of the Company’s investment in the IQHQ Credit Facility and its initial investment in IQHQ Preferred Stock on September 30, 2025.
See the section above entitled “Overview—Recent Developments” for a discussion of the IIP Life Science Credit Facility that we entered in October 2025.
Share Repurchase Program
We may voluntarily repurchase our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise. In March of 2025, our Board of Directors authorized the purchase of up to $100.0 million in shares of our common stock. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase plan are expected to be funded from existing cash balances and proceeds from the sale of the

Company’s Series A Preferred Stock under its ATM Program. No shares were repurchased under the share repurchase plan during the three months ended September 30, 2025. During the nine months ended September 30, 2025, 371,538 shares were repurchased under the share repurchase plan. The repurchase plan expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Notes due 2026 and borrowings under our Credit Facilities, and make accretive new investments.
The following table describes the dividends declared by the Company during the nine months ended September 30, 2025:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 14, 2025	Common stock	$1.90	March 31, 2025	April 15, 2025	$54,463
March 14, 2025	Series A preferred stock	$0.5625	March 31, 2025	April 15, 2025	$781
June 13, 2025	Common stock	$1.90	June 30, 2025	July 15, 2025	$53,783
June 13, 2025	Series A preferred stock	$0.5625	June 30, 2025	July 15, 2025	$878
September 15, 2025	Common stock	$1.90	September 30, 2025	October 15, 2025	$53,776
September 15, 2025	Series A preferred stock	$0.5625	September 30, 2025	October 15, 2025	$1,017
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2025 (in thousands):

Payments Due by Year	Notes due 2026	Revolving Credit Facility	Interest	Office Rent	Total
2025 (three months ending December 31)	$—	$—	$5,129	$132	$5,261
2026	291,215	50,000	10,113	543	351,871
2027	—	—	—	45	45
2028	—	—	—	—	—
2029	—	—	—	—	—
Total	$291,215	$50,000	$15,242	$720	$357,177
Additionally, as of September 30, 2025, we had (1) $165.0 million remaining on our commitment to purchase up to $170.0 million of IQHQ Preferred Stock which is scheduled to be funded in various installments by June 30, 2027, subject to extension options exercisable by IQHQ; (2) $7.8 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease; and (3) $0.2 million outstanding in commitments to fund the Construction Loan. The commitments discussed in this paragraph are excluded from the table of contractual obligations above as there is no explicit time frame for incurring the obligations, which generally may be requested from time to time, subject to satisfaction of certain conditions.
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
During the three months ended September 30, 2025, the Company revised its presentation of Normalized FFO to include two adjustments related to income on seller-financed notes and deferred lease payments received on sales-type leases that were previously reflected in adjusted funds from operations (“AFFO”), which has been reflected for all periods presented. Management believes this change better aligns the Company’s presentation with its assessment of core operating performance and improves comparability with industry peers. Items included in calculating FFO that may be excluded in calculating Normalized FFO include certain transaction-related gains, losses, income or expense or other non-core amounts as they occur.
Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adjusting Normalized FFO for certain non-cash items.
For the nine months ended September 30, 2024, FFO (diluted), Normalized FFO and AFFO, and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock as if the Exchangeable Senior Notes were exchanged at the beginning of the respective reporting period. The Exchangeable Senior Notes matured in February 2024.
For the three and nine months ended September 30, 2024, the performance share units (“PSUs”) granted to certain employees were included in dilutive securities to the extent the performance thresholds for vesting of the PSUs were met as measured as of September 30, 2024. The PSUs expired on December 31, 2024.
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
The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$28,288	$39,651	$83,730	$120,396
Real estate depreciation and amortization	18,639	17,944	55,530	52,567
Impairment loss on real estate	—	—	3,527	—
Disposition-contingent lease termination fee, net of loss on sale of real estate(1)	—	—	—	(451)
FFO attributable to common stockholders (basic)	46,927	57,595	142,787	172,512
Cash and non-cash interest expense on Exchangeable Senior Notes	—	—	—	28
FFO attributable to common stockholders (diluted)	46,927	57,595	142,787	172,540
Litigation-related expense	604	210	1,423	520
Loss (gain) on partial repayment of Notes due 2026	—	—	(32)	—
Income on seller-financed notes(2)	(2,375)	268	(1,058)	1,074
Deferred lease payments received on sales-type leases(3)	—	1,452	25	4,370
Normalized FFO attributable to common stockholders (diluted)	45,156	59,525	143,145	178,504
Stock-based compensation	2,684	4,316	7,434	13,002
Non-cash interest expense	485	419	1,431	1,208
Above-market lease amortization	23	23	69	69
AFFO attributable to common stockholders (diluted)	$48,348	$64,283	$152,079	$192,783
FFO per common share – diluted	$1.66	$2.02	$5.03	$6.04
Normalized FFO per common share – diluted	$1.60	$2.08	$5.04	$6.25
AFFO per common share – diluted	$1.71	$2.25	$5.35	$6.75
Weighted average common shares outstanding – basic	27,912,881	28,254,565	28,036,179	28,216,946
Restricted stock and RSUs	390,719	299,770	365,884	293,105
PSUs	—	25,352	—	25,352
Dilutive effect of Exchangeable Senior Notes	—	—	—	12,647
Weighted average common shares outstanding – diluted	28,303,600	28,579,687	28,402,063	28,548,050

(1)Amount reflects the $3.9 million disposition-contingent lease termination fee received concurrently with the sale of our property in Los Angeles, California, net of the loss on sale of real estate of $3.4 million.
(2)Positive amounts represent non-refundable cash payments received pursuant to two seller-financed notes issued by us in connection with our disposition of certain properties. As the transactions did not qualify for recognition as completed sales under GAAP, the payments were initially recorded as a deposit liability and included in other liabilities on our consolidated balance sheet. For both the three and nine months ended September 30, 2025, the negative amounts resulted from the recognition of $2.6 million of non-refundable cash payments received on the MIH Note as interest and other income in connection with the termination of the seller-financed note.
(3)Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our consolidated balance sheet as of September 30, 2025, as the transaction did not qualify for recognition as a completed sale (see Note 2 “Lease Accounting” to our consolidated financial statements included in this report for more information). Prior to the lease modifications on January 1, 2024, which extended the initial lease terms, the leases were classified as operating leases and the lease payments received were recognized as rental revenue and therefore, included in net income attributable to common stockholders.

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
Lease Accounting
We account for our leases under Accounting Standards Codification 842, Leases, which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates relating to the unguaranteed residual value of the assets at the end of the non-cancelable lease term. A decrease of 5% in the estimated unguaranteed residual value of our properties would not change the lease classification of any new leases or leases that were modified during the nine months ended September 30, 2025.
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
For each property where such an indicator occurred, we completed an impairment evaluation. During the three months ended March 2025, we recognized an impairment loss on real estate of $3.5 million related to one of our properties in Palm Springs, California which was under contract for sale. We completed the sale of the property in June 2025 for net proceeds of $1.8 million and no gain or loss was recognized on the sale as the property was impaired and recognized at fair value less selling costs as of March 31, 2025. For all other operating properties that were evaluated, we determined that the undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the nine months ended September 30, 2025. Significant adverse changes in the critical accounting estimates used in the impairment evaluation are required for the undiscounted cash flows over the holding period to be less than the carrying value of these properties as of September 30, 2025.
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

Interest Rate Risk
As of September 30, 2025, we had $291.2 million principal amount of Notes due 2026 outstanding at a fixed interest rate of 5.50%, and therefore, if interest rates decline, our required payments may exceed those based on current market rates. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume. In recent years, the commercial real estate market generally has experienced significant disruptions from, among other things, significant increases in interest rates and changing tenant preferences for space. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. As of September 30, 2025, we had $50.0 million outstanding borrowings on our Revolving Credit Facility. Our IIP Life Science Credit Facility bears interest at a variable rate based on the greater of SOFR and an applicable margin and a stipulated interest rate; therefore, if interest rates increase our required payments on any amounts outstanding under our IIP Life Science Credit Facility may also increase. As of October 31, 2025, we had outstanding borrowings of $52.5 million on our IIP Life Science Credit Facility.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our Notes due 2026 bear interest at a fixed rate of 5.50% per annum until maturity. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. Our IIP Life Science Credit Facility bears interest at a variable rate based on the greater of SOFR and an applicable margin and a stipulated interest rate; therefore, if interest rates increase our required payments on any amounts outstanding under our IIP Life Science Credit Facility may also increase.
Our investment in IQHQ Preferred Stock carries a fixed annual dividend rate of 15.0%, consisting of a 10.0% cash dividend and an initial 5.0% PIK dividend. As the dividend is fixed, the investment is not directly exposed to changes in prevailing market interest rates. However, to the extent the Company funds purchases of IQHQ Preferred Stock with variable-rate debt or other interest-sensitive instruments, rising interest rates may increase its cost of capital, potentially resulting in a negative interest rate spread on this investment.
Our investment in IQHQ Credit Facility pays a fixed interest rate of 13.5% per year, made up of 12.0% in cash and 1.5% PIK, with interest paid every quarter. As the rate is fixed, the interest income is not directly affected by changes in market interest rates. However, since the Company partially funded the IQHQ Credit Facility using variable-rate borrowings, rising interest rates may increase the Company’s cost of capital and reduce the overall return on the investment.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2025 (the end of the period covered by this Quarterly Report).
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 12 “Commitments and Contingencies — Litigation” to our consolidated financial statements, which is hereby incorporated by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could materially affect our business, financial condition and/or results of operations. Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, and except as set forth below, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The impact of macroeconomic conditions and industry-specific challenges have also had the effect of heightening many of the risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to tenant defaults and our ability to generate sufficient cash flows to service our indebtedness and make distributions to our shareholders. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The risks as described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Risks Related to Investments in Real Estate-Related Assets
Credit and structural risks related to our investment in the IQHQ Credit Facility may adversely affect our return on investment and financial condition.
Through IIP Life Science, a wholly owned subsidiary of our Operating Partnership, we became a lender under the IQHQ Credit Facility through the funding of a $100.0 million loan to the operating partnership of IQHQ REIT.
The ability of IQHQ REIT and its operating partnership to meet their obligations under the facility depends on numerous factors, including the performance of IQHQ REIT’s real estate assets, prevailing market conditions in the life sciences and commercial real estate sectors, and the financial health of the borrower and its affiliates. A deterioration in the financial condition of the borrower or its affiliates could impair their ability to service the loan or meet other obligations under the IQHQ Credit Facility in a timely manner.
There can be no assurance that we will recover the full value of our investment in the IQHQ Credit Facility. In the event of a default or restructuring, our ability to recover principal or interest could be delayed, reduced, or eliminated. While the loan is secured by a pledge of a majority ownership interest in IQHQ REIT’s Fenway Center project held by an affiliate of IQHQ REIT, this collateral does not generate cash flow and is not expected to contribute to repayment of the loan under the IQHQ Credit Facility. A decline in the value of the pledged interest in the Fenway Center project could reduce the amount recoverable in the event of a default, particularly because the pledge is subordinate to certain construction financing. Additionally, the real estate collateral securing our investment in the IQHQ Credit Facility may be negatively impacted by market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to potential tenants, changes in supply and demand for competing properties in an area, the financial resources of potential tenants, changes in availability of debt financing that may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks and other unforeseen occurrences.
In addition, if we fail to meet our separate funding obligations under the Securities Purchase Agreement with respect to the purchase of IQHQ Preferred Stock, the interest rate payable to us under the IQHQ Credit Facility may be reduced by up to 3.0% per annum. This would negatively affect our investment returns even absent a borrower default. Accordingly, this investment exposes us to borrower credit risk, structural subordination, potential collateral impairment, and other uncertainties that could adversely affect our return on investment and financial condition.
Our investment through the IQHQ Credit Facility likely will not qualify as a “real estate asset” for our REIT asset test requirement that 75% of the value of our total assets be represented by real estate assets, cash, cash items and government securities. If the investment doesn't qualify as a "real estate asset", any related interest income will not qualify as “good income” for our REIT income test that requires that we derive directly or indirectly at least 75% of our gross income, excluding gross income from prohibited transactions, from investments relating to real property or mortgages on real property, including “rents from real property.” While we presently believe we have adequate other qualifying real estate assets and income to meet these REIT asset and income test requirements, no assurances can be provided that these tests will be met in the future. If we fail the REIT asset test in any calendar quarter or we fail a REIT income test in any calendar year, and cannot avail ourselves of certain relief provisions, we would cease to qualify as a REIT.
Our investment in IQHQ Preferred Stock subjects us to risks inherent in private company real estate investments and preferred equity instruments.
Through IIP Life Science, a wholly owned subsidiary of our Operating Partnership, we purchased the initial $5.0 million tranche of IQHQ Preferred Stock pursuant to the Securities Purchase Agreement. Subject to the exercise of certain rights by existing investors and other conditions, we may purchase up to an additional $165.0 million of IQHQ Preferred Stock in multiple tranches commencing in the third quarter of 2025 through the second quarter of 2027, subject to extension options by IQHQ REIT. While this investment is structured to provide both cash and PIK dividends, it remains subject to a number of significant risks.
Investments in preferred equity securities of private real estate companies, such as IQHQ REIT, are inherently illiquid and subordinate to all debt obligations of the issuer. While preferred equity may confer certain negotiated rights, such as consent or approval rights over specified actions and redemption provisions, such rights are generally more limited in scope than the legal remedies and enforcement mechanisms available to secured lenders. In the event of a default, liquidation, or restructuring, our ability to recover invested capital may be limited, delayed, or entirely impaired, particularly where IQHQ REIT’s obligations to senior creditors remain unsatisfied. These structural and contractual limitations may adversely affect the value of our investment and our ability to realize expected returns.
Furthermore, the payment of dividends on the IQHQ Preferred Stock is not guaranteed and is subject to the financial condition and performance of IQHQ REIT. If IQHQ REIT fails to generate sufficient cash flows, experiences project delays, faces cost overruns, or encounters disruptions in the life science real estate market, it may be unable to meet its dividend or redemption obligations. These risks are heightened given the capital-intensive nature of life science development projects and the sector’s exposure to shifting demand, tenant concentration, and regulatory risk. In addition, although the IQHQ Preferred Stock includes a fixed cash dividend and PIK component, the dividend rate may be reduced by up to 3.0% in the event we fail to meet our funding obligations to purchase additional IQHQ Preferred Stock under the Securities Purchase Agreement, regardless of the performance of the underlying real estate assets.
There is no public market for the IQHQ Preferred Stock, and any ability to monetize this investment may be limited to contractual redemption rights or a liquidity event involving IQHQ REIT, neither of which is assured or within our control. As a result, the timing and amount of any returns on this investment are inherently uncertain and may not meet our expectations. Any adverse developments related to IQHQ REIT, its projects, capital structure, or operating performance could result in reduced income, impaired recoverability of our investment, or other negative impacts on our results of operations and financial condition.
Further, in connection with our IQHQ Preferred Stock investment we received warrants to purchase units in IQHQ Holdings, LP, a limited partnership that owns substantial equity in IQHQ REIT. These warrants have a nominal exercise price and as such are treated as deemed exercised for federal income tax purposes, with the consequence that we are treated as holding equity units in IQHQ Holdings, L.P. and may receive allocations of taxable income and gains from this entity even though we do not receive any current distributions. This may require us to increase our distributions to continue to qualify as a REIT and to eliminate any entity level taxation or alternatively, we may need to pay tax upon allocation of such income to us. We may need to raise or borrow funds to make these distributions or pay these taxes.
We may invest in the equity of private company REITs and real estate-related companies, which subjects us to additional risks, including limited liquidity, valuation uncertainty and operational risk.
As part of our investment strategy, we may invest in the equity of private REITs, such as our investment in IQHQ Preferred Stock, and other private real estate-related companies. These investments may subject us to risks that are different from, or in addition to, those associated with our directly owned real estate portfolio or investments in publicly traded securities.
Private REITs and similar entities are generally not subject to the same disclosure, governance, or liquidity standards as publicly traded REITs. As a result, we may have limited access to financial and operational information and may be unable to monitor these investments with the same degree of transparency. Furthermore, valuations of equity interests in private REITs may be difficult to assess and inherently uncertain due to the absence of active trading markets. Private REITs are also subject to general real estate risks, including those related to tenant defaults, financing availability, property-level performance, and market conditions.
Investments in the equity of private REITs, such as our investment in IQHQ Preferred Stock, inherently involve limited liquidity, which may restrict our ability to exit such positions in a timely or cost-effective manner. If we are required to liquidate an investment in a private REIT under adverse market conditions or before an optimal exit opportunity arises, we may be forced to do so at a discount or suffer a loss.
In addition, we may be exposed to indirect risks through our proportionate share of the REIT’s management practices, leverage, and compliance with REIT qualification requirements under the Internal Revenue Code. A failure by a private REIT to maintain its REIT status could result in adverse tax consequences that could reduce the value of our investment and our returns. Failure of a private REIT to maintain its REIT status would likely cause our investment to cease to be a qualifying “real estate asset” for our REIT asset test requirement that 75% of the value of our total assets be represented by real estate assets, cash, cash items and government securities.
Because private REITs may not distribute consistent or predictable cash flows, our ability to rely on these investments for income generation could be limited. Additionally, income received from private REITs may consist of dividends, capital gains, or return of capital, each of which may be taxed differently and, in the case of dividends, may not qualify for favorable tax treatment applicable to qualified dividends.
Accordingly, while investments in private REITs and similar entities may offer opportunities for portfolio diversification and enhanced returns, they also introduce structural, operational, tax, and liquidity risks that could adversely affect our financial condition, results of operations, or ability to make distributions to our shareholders.
Some of our investments in real estate-related equity securities may become distressed, which could result in a high risk of loss, increased volatility, and limited liquidity.
Although our investment strategy generally focuses on non-distressed real estate-related assets, certain of our equity investments, such as our investment in IQHQ Preferred Stock, may be adversely affected by changing market conditions or negative developments impacting the issuer. The life sciences sector, in particular, has experienced financial stress in recent years, including limited access to capital, rising financing costs, broad valuation declines, and industry consolidation. These pressures have affected both public and private life sciences companies, those in earlier stages of development or with limited cash flow visibility. See “Investments in Life Science Properties” below for a discussion of risks associated with investments in the life sciences sector.

Equity securities of companies operating in financially or operationally challenged sectors tend to be highly illiquid, more volatile, harder to trade, and may decline significantly in value. In the event of issuer distress, including potential bankruptcy or restructuring, equity holders are subordinate to creditors and may experience a partial or total loss of capital. Recovery prospects are typically more uncertain for equity investments than for debt, and any reorganization process may result in receipt of securities of reduced value, diminished voting rights, or other unfavorable terms. As a result, our exposure to real estate-related equity securities, particularly in stressed sectors like life sciences, involves a higher degree of risk and could materially adversely affect our financial condition, results of operations, and our ability to make distributions to our shareholders.
Investments in real estate-related assets may be subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
The real estate-related assets in which we invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate-related assets in which we invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (1) the possible invalidation of an investment transaction as a “fraudulent conveyance,” (2) lender liability claims by the issuer of the obligation and (3) environmental liabilities. Our investments may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer or borrower repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
Risks Related to Debt Financing
Rising interest rates could increase our cost of capital, reduce investment returns, and adversely affect our ability to make distributions to our shareholders.
We may fund our real estate-related investments, including our commitments under the IQHQ Credit Facility and purchases of IQHQ Preferred Stock, using borrowings under variable-rate debt instruments or other interest-sensitive liabilities. In a rising interest rate environment, our cost of capital may increase, which could reduce the spread between our investment income and financing costs, negatively impacting our net returns and cash flows.
Although certain of our investments bear fixed rates of return and are not directly tied to market interest rates, their relative attractiveness may decline in a higher interest rate environment, and we could experience a negative interest rate spread if our cost of capital rises. This may reduce the profitability of such investments and limit our ability to deploy capital on favorable terms.
Additionally, higher interest rates would increase interest expense on any variable-rate debt we may incur, reducing cash available for distributions to our shareholders. If we are required to refinance existing debt during periods of elevated interest rates, we may face increased borrowing costs or be forced to dispose of assets at times or prices that are not optimal. These conditions could materially and adversely affect our business, results of operations, financial condition, and our ability to make distributions to our shareholders.
Increased debt service obligations under our Credit Facilities or otherwise reduce the amount of cash available for distribution to our shareholders.
The interest and principal payments we are required to make on any outstanding debt under our Credit Facilities or otherwise directly decrease the cash flow available for distributions to our shareholders. A significant portion of our operating cash flows may be allocated to meeting these debt obligations, which may limit our ability to make distributions. In addition, if we are required to repay or refinance debt, we may need to liquidate one or more of our investments. Such sales may occur under market conditions that do not permit us to realize the full value of those assets, further reducing the cash available for distribution to shareholders.

Investments in Life Science Properties.
The life science industry is highly competitive and subject to rapid technological changes. As a result, we may be unable to compete successfully, which would harm our business.
The life science industry is highly competitive and characterized by rapid technological change. In making investments in the life sciences industry, we expect to face intense competition from other companies, including other companies with significant resources. This competitive challenge may make it difficult for us to acquire commercially viable life science assets.
Any investments in life sciences properties subjects us to industry-specific risks.
As part of our broader growth strategy, we have made and may continue to make investments in properties used by tenants in the life science sector, either through direct property acquisitions or through other investment structures such as joint ventures, debt or mezzanine financing, preferred or joint venture equity interests, and interests in other real estate funds or REITs. These investments may expose us to risks that differ from those associated with our regulated cannabis industry portfolio. Properties leased to life science tenants are subject to a variety of industry-specific risks. If any of these risks were to materialize, they could adversely impact our financial condition, results of operations, and cash flows. For example, tenants in the life sciences sector may face heightened regulatory scrutiny, including evolving healthcare regulations, increased government-imposed price controls, and other cost-containment measures. In addition, the success of life science companies often depends on the safety and efficacy of their products, the availability of substantial capital to fund ongoing research and development, and their ability to maintain intellectual property protection. Adverse developments in any of these areas could impair the financial condition of our potential tenants in the life science industry and their ability to meet their lease obligations, which in turn could negatively affect the revenue generated by such properties and their valuation.
In addition, life science properties typically require more capital-intensive improvements than traditional commercial or office space. These may include enhanced structural loads, increased floor-to-ceiling heights, specialized HVAC systems, advanced environmental controls, upgraded plumbing and electrical infrastructure, and buildouts such as laboratories and clean rooms. The cost and complexity of these improvements may limit the pool of replacement tenants and increase re-leasing costs, particularly if space must be reconfigured for a non-life science use.
If we acquire life science properties in the future, such properties may be used by tenants that handle hazardous materials, chemicals, or biological and radioactive substances as part of their operations. As a result, we and any future tenants of such properties would be subject to federal, state, and local environmental laws and regulations governing the use, storage, handling, and disposal of these materials. In the event of contamination or injury arising from such activities, we could, under certain circumstances, be held liable for damages, remediation costs, or regulatory penalties, even if caused solely by a tenant’s actions. Such liabilities could exceed our available insurance coverage or financial resources and could have a material adverse effect on our business, financial condition, or ability to make distributions to our shareholders. Accordingly, while investments in life science properties represent a key component of our growth strategy, they also introduce unique operational, regulatory, and environmental risks that may differ from those associated with our current portfolio.
Changes in the life science industry could adversely affect the performance of any future investments we make in lab properties.
As part of our growth strategy, we may pursue investments in life science properties, including lab space, either directly or through other investment structures. If we do so, the performance of these investments could be adversely affected by economic, financial, regulatory, or industry-specific developments impacting the life science sector. For example, a downturn in the life science industry could reduce demand for lab space, limit our ability to lease or re-lease such properties on favorable terms, or result in increased vacancy levels.
In addition, lab properties often require significant upfront capital investment due to their highly specialized infrastructure, and repositioning these assets for alternative uses could be costly and time-consuming. Any oversupply of lab space, reduced funding for life science and biotech companies, or industry consolidation could also negatively impact tenant demand or reduce the amount of rentable square footage required by prospective tenants.

Moreover, any geographic shift in demand, including a migration of life science activity away from U.S. markets or from key hubs such as South San Francisco, San Diego, and Boston, could adversely impact the viability of any lab property investments we may make in those areas. As such, while we view life science investments as a potential avenue for long-term growth, these opportunities are also subject to distinct market and industry risks that could materially affect our future results of operations, financial condition, and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2025, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities
The following table provides information with respect to the number of shares of common stock repurchased by us for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Common Share(2)	Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or dollar value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	2,901	$55.75	—	—
August 1, 2025 - August 31, 2025	—	—	—	—
September 1, 2025 - September 30, 2025	—	—	—	—
Total	2,901	$55.75	—	$79,904

(1)Includes 2,901 shares withheld by us from an employee to satisfy employee tax obligations upon vesting and conversion of RSUs granted to the employee under the Company's equity incentive plans.
(2)The value of the common stock withheld to satisfy employee tax was based on the closing price of our common stock on the applicable distribution date.
(3)The Company’s common stock repurchases are made pursuant to the Company’s stock repurchase plan, which was authorized by the board of directors in March 2025, to repurchase up to $100.0 million of the Company’s common stock. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase plan are expected to be funded from existing cash balances and proceeds from the sale of the Company’s Series A Preferred Stock under its at-the-market offering program. During the three months ended September 30, 2025, no shares were repurchased under the share repurchase plan. The repurchase plan expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)
During the nine months ended September 30, 2025 , no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1
Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary classifying Innovative Industrial Properties, Inc.’s 9.0% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on August 6, 2020).

3.2
Articles Supplementary to the Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc. (including Articles Supplementary classifying Innovative Industrial Properties, Inc.’s 9.0% Series A Cumulative Redeemable Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on May 24, 2024).

3.3	Third Amended and Restated Bylaws of Innovative Industrial Properties, Inc. (incorporated by Reference to Exhibit 3.1 to the Form 8-K filed by the Company on December 8, 2022).
10.1**
Securities Purchase Agreement, dated August 6, 2025, by and among IIP Operating Partnership, IQHQ Holdings, LP, and IQHQ, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 12, 2025).

10.2	Warrant, dated September 30, 2025, to purchase Class A-3 Units of IQHQ Holdings, LP (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 2, 2025).
10.3**
Amendment and Restatement Agreement, dated September 30, 2025, by and among IQHQ, LP, as borrower, IQHQ, Inc., as parent guarantor, Acquiom Agency Service, LLC, as administrative and collateral agent, IIP Life Science Investments, LLC, as lender, and the other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on October 2, 2025).

10.4
Right of First Offer Letter, dated September 30, 2025, by and among, IIP Life Science, IQHQ, Inc. IQHQ Holdings, LP (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on October 2, 2025).

10.5**
Loan Agreement, dated October 23, 2023, as amended, between IIP Operating Partnership, LP and East West Bank, as agent, sole lead arranger, and sole bookrunner (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on October 2, 2025).

10.6**
Loan Agreement, dated October 3, 2025, by and among IIP Operating Partnership, LP, the guarantors party thereto, the lenders party thereto, and East West Bank, as agent, sole lead arranger, and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 9, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Certain schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

Dated November 4, 2025