Form 10-K
period 2025-12-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2026-02-24
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _______to ________
Commission File Number: 001-37949
Innovative Industrial Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Center Drive, Suite 200, Park City, UT 84098	(858) 997-3332
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1.5 billion, based upon the last reported sale price of $55.22 per share on the New York Stock Exchange on June 30, 2025, the last business day of the Registrant’s most recently completed second quarter.
As of February 24, 2026, there were 28,135,865 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Innovative Industrial Properties, Inc.’s Proxy Statement with respect to its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III hereof.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.
FORM 10-K – ANNUAL REPORT
DECEMBER 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, as well as by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•rates of default on leases for our assets;
•our ability to re-lease properties upon tenant defaults or lease terminations for the rent we currently receive, or at all;
•concentration of our portfolio of assets and limited number of tenants;
•the estimated growth in and evolving market dynamics of the regulated cannabis market;
•the demand for regulated cannabis facilities;
•anticipated funding sources for our investment in IQHQ Preferred Stock (as defined below);
•defaults on our investments in real estate-related assets, such as the IQHQ Credit Facility (as defined below) and IQHQ Preferred Stock;
•our ability to identify, acquire, or profitably operate life science properties;
•market dynamics in the life science sector;
•decreased economic activity due to fluctuations in trade policies, tariffs, and related government actions;
•inflation dynamics;
•the impact of pandemics on us, our business, our tenants, or the economy generally;
•war and other hostilities, including the conflicts in Ukraine and Israel;
•our business and investment strategy;
•our projected operating results;
•actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
•availability of suitable investment opportunities in the regulated cannabis industry;
•our understanding of our competition and our tenants’ and potential tenants’ alternative financing sources;
•the expected medical-use or adult-use cannabis legalization in certain states;
•shifts in public opinion regarding regulated cannabis;

•the potential impact on us from litigation matters, including rising liability and insurance costs;
•the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities;
•the state of the U.S. economy generally or in specific geographic areas;
•economic trends and economic recoveries;
•our ability to access equity or debt capital;
•our ability to refinance our indebtedness at maturity on favorable terms or at all, and if we are unable to obtain refinancing or other additional financing, our ability to continue operating as a going concern;
•financing rates for our target assets;
•our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility;
•covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition;
•our ability to maintain our investment grade credit rating;
•changes in the values of our assets;
•our expected portfolio of assets;
•our expected investments;
•interest rate mismatches between our assets and our borrowings used to fund such investments;
•changes in interest rates and the market value of our assets;
•the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;
•the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•how and when any forward equity sales may settle;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “Investment Company Act”);
•availability of qualified personnel; and
•market trends in our industry, interest rates, real estate values, the securities markets or the general economy.
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
We are an internally-managed REIT focused on the acquisition, ownership and management of specialized industrial and commercial properties in the United States. Our properties are primarily leased to experienced, state-licensed operators for their regulated cannabis facilities. We have acquired and expect to continue to acquire our cannabis properties through sale-leaseback transactions and third-party purchases. These properties are generally leased, and we expect to continue leasing them on a triple-net lease basis, pursuant to which the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance. Outside of the cannabis sector, our leases may include different lease structures that do not require tenants to assume all property-related expenses. In addition to our cannabis-related real estate portfolio, we also have financial investments in the life science industry and intend to actively pursue acquisitions of properties within that sector as a key component of our growth strategy. We may continue expanding our investment activities to include joint ventures, debt or mezzanine financing, preferred or joint venture equity interests, and interests in other real estate funds or REITs.
We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2025, we had 23 full-time employees.
Our corporate office is located at 1389 Center Drive, Suite 200, Park City, Utah 84098. Our telephone number is (858) 997-3332.
2025 Business Update
Real Estate Investments
During 2025, we acquired one new property and made additional investments into existing properties under development or redevelopment. As of December 31, 2025, we owned 111 properties comprising an aggregate of 8.9 million rentable square feet (including 303,000 rentable square feet under development/redevelopment) in 19 states. As of December 31, 2025, we had invested an aggregate of $2.5 billion across our property portfolio (consisting of purchase price and funding of draws for improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $6.5 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $6.5 million committed to fund draws to certain tenants and vendors for improvements at our properties, $3.0 million was incurred but not funded as of December 31, 2025.
Of these 111 properties, we include 109 properties in our operating portfolio, which were 96.7% leased as of December 31, 2025, with a weighted-average remaining lease term of 12.8 years.
We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of December 31, 2025, and together are expected to comprise 255,000 rentable square feet upon completion of development/redevelopment):
•Inland Center Drive in San Bernardino, California; and
•Leah Avenue in San Marcos, Texas.

For more information regarding our properties and tenants, see the sections entitled “— Tenant Concentration” and “— Geographic Concentration” below.
As discussed below under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Our Operating Results—Conditions in Our Markets,” market dynamics in the regulated cannabis industry have been extremely challenging in recent years. These challenges include federal, state and local taxation burdens; ineffective enforcement policies with respect to the illicit cannabis market; declines in unit pricing for regulated cannabis products; limited access to capital; and inflation and supply chain constraints. As previously disclosed, these challenges have negatively impacted the ability of certain of our tenants to make their lease payments on the properties they lease from us. In light of these industry conditions and their impact on our existing portfolio, we have expanded our growth strategy to include a broader range of real estate and real estate-related investments. See the subsections below entitled “Life Science Investments—Investment in IQHQ—IQHQ Revolving Credit Facility Investment.”
Life Science Investments
Investment in IQHQ
As previously disclosed, on August 6, 2025, the Company through its Operating Partnership entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with IQHQ, Inc., a Maryland corporation (“IQHQ REIT”) and certain of IQHQ REIT’s affiliates. The Securities Purchase Agreement, together with certain exhibits thereto, set forth the terms under which the Operating Partnership agreed to: (i) purchase up to $170 million of 15.0% Series G Cumulative Redeemable Preferred Stock of IQHQ REIT (the “IQHQ Preferred Stock”) at a price of $1,000 per share, together with corresponding warrants to purchase common equity units of IQHQ Holdings, LP, a Delaware limited partnership and the parent entity of IQHQ REIT (“IQHQ Holdings”), subject to the satisfaction of certain funding milestones of the IQHQ Preferred Stock; and (ii) provide a $100 million commitment to IQHQ, LP (“IQHQ OP”), the operating partnership of IQHQ REIT, as a member of a lender syndicate under an Amended and Restated Credit Agreement (the “IQHQ Credit Facility”) with an initial term of three years and which can be extended for an additional 12 months upon payment of an extension fee and satisfaction of certain conditions.
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
The IQHQ Preferred Stock accrues cumulative dividends comprised of (i) a 10.0% annual cash dividend and (ii) a 5.0% paid-in-kind (“PIK”) dividend, both calculated on the Base Amount (as defined in the Securities Purchase Agreement), with dividends payable quarterly in arrears. The PIK dividend rate increases by 1.25% on each of the fourth and fifth anniversaries of issuance. In the event of a failure by IQHQ REIT to make required redemptions or cash dividend payments, the PIK dividend rate increases by an additional 5.0% until the failure is cured, subject to a cap on the increase. The IQHQ Preferred Stock ranks senior to IQHQ REIT’s common equity and any junior securities, pari passu with its Series E Preferred Stock and other parity securities, and junior to its Series A and Series D-1 Preferred Stock with respect to dividends and liquidation preferences. The IQHQ Preferred Stock is not convertible and carries limited voting rights, except as required by law or with respect to charter amendments that are materially adverse to holder rights. The IQHQ Preferred Stock may be redeemed by IQHQ REIT at any time at the greater of $1,560 per share or the then-current Base Amount and may also be subject to holder redemption upon a change of control or sale transaction.
The remaining balance of the Company’s committed investment in IQHQ Preferred Stock, which totaled $120.0 million as of December 31, 2025, is expected to be funded in multiple tranches commencing the second quarter of 2026 and continuing through the second quarter of 2027, subject to extension options exercisable by IQHQ REIT. In connection with the initial closing, IIP Life Science also received a warrant (the “IQHQ Warrant”) to purchase common equity units of IQHQ Holdings. The IQHQ Warrant is exercisable for a number of common equity units representing 1.5% of the fully diluted outstanding common equity of IQHQ Holdings (after giving effect to all previously issued warrants) as of the date of the initial closing.

IQHQ Revolving Credit Facility Investment
In connection with the initial closing under the Securities Purchase Agreement, on September 30, 2025, IIP Life Science became a lender under the IQHQ Credit Facility. Pursuant to the terms of the facility, IIP Life Science committed to provide a $100.0 million loan to IQHQ OP, which was fully funded on that same date. As a result of IIP Life Science’s participation, the aggregate amount funded under the IQHQ Credit Facility by all lender parties increased to $400.0 million.
The IQHQ Credit Facility bears interest at a fixed annual rate of 13.5%, consisting of 12.0% payable in cash and 1.5% PIK, with interest payable quarterly. The IQHQ Credit Facility has an initial term of three years from the closing date, with a one-time extension option of up to 12 months, subject to the satisfaction of certain conditions and payment of a facility extension fee. All obligations under the IQHQ Credit Facility are unconditionally guaranteed by IQHQ REIT and secured by a first priority pledge of IQHQ OP’s majority ownership interest in an entity that owns a development project near Fenway Park in Massachusetts, subordinated to certain construction financing. IIP Life Science is subject to a rate reduction penalty of up to 3.0% in the event it fails to make required purchases of IQHQ Preferred Stock under the Securities Purchase Agreement. The IQHQ Credit Facility includes customary representations, warranties, and covenants, as well as major decision rights requiring lender approval. IQHQ OP is required to prepay loans with proceeds from certain asset or equity sales and may voluntarily prepay or reduce commitments subject to specified conditions.
Relationships with IQHQ REIT
Alan Gold, our Company’s co-founder and Executive Chairman, was the co-founder and served as Executive Chairman of IQHQ REIT from December 2018 until December 2024. Gary Kreitzer, the Vice Chairman of our Company’s board of directors, served as Vice Chairman and a member of the compensation committee of IQHQ REIT from December 2018 until December 2024. No other executive officer or director of our Company has held a position with IQHQ REIT or any of its affiliates, except that Paul Smithers, our Company’s Chief Executive Officer, was appointed to the board of directors of IQHQ REIT pursuant to the Securities Purchase Agreement. Certain members of our Company’s board of directors own equity interests of IQHQ REIT and its affiliates. No director of our Company individually owns, nor do our directors own collectively, more than 1.0% of the outstanding equity interests of IQHQ REIT or its affiliates.
Pursuant to the terms of the Securities Purchase Agreement, upon the initial closing, IIP Life Science obtained the right to appoint one voting member to IQHQ REIT’s board of directors, subject to certain ownership thresholds, and designated Paul Smithers, our company’s Chief Executive Officer, for this role.
IIP Life Science also entered into a Right of First Offer Letter (the “ROFO Letter”) with IQHQ REIT and its affiliates (collectively, the “IQHQ Parties”), granting our Company a contractual right of first offer on certain real estate asset sales of the IQHQ Parties, which we expect will support the execution of our strategy to acquire life science properties. Pursuant to the ROFO Letter, if the IQHQ Parties intend to sell any real property or related ownership interests to an unaffiliated third party, they must first offer such interests to our Company on the same material terms, including price. If we waive our ROFO rights, the IQHQ Parties may proceed with the sale, provided it is completed within 12 months and at no less than 90% of the price initially offered to our Company. Otherwise, the right of first offer process must be reinitiated. The ROFO Letter will terminate automatically upon the earliest to occur of: (i) our Company transferring more than 50% of the IQHQ Preferred Stock acquired under the Securities Purchase Agreement; (ii) a change of control of IQHQ REIT or certain of its affiliates; or (iii) our Company defaulting on any funding obligation under the Securities Purchase Agreement or the IQHQ Credit Facility
Property Sales
In April 2025, we sold a property in Michigan for $9.0 million (excluding transaction costs) and, in connection with the transaction, provided a secured loan to the buyer in the principal amount of $8.5 million. The loan matures on April 24, 2028, with one twelve-month extension option subject to the payment of an extension fee, and is interest only with payments due monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP because not all required criteria were met. Accordingly, we have not derecognized the property transferred and the land and building and improvements with gross carrying values of $0.4 million and $9.6 million, respectively, and accumulated depreciation of $2.1 million as of December 31, 2025, remain on our consolidated balance sheet, and the buildings and improvements continue to be depreciated. All consideration received to date, as well as any future payments, from the buyer are recorded as a deposit liability and will be included in other liabilities on our consolidated balance sheet until the criteria for sale recognition are satisfied. As of December 31, 2025, we had received $1.6 million related to the transaction, consisting of a loan origination fee and interest.
In June 2025, we sold a property in Palm Springs, California. Net proceeds from the sale were $1.8 million and no gain or loss was recognized on the sale as the property was impaired and recognized at fair value less selling costs.
In December 2025, we sold a property in Mancos, Colorado. Net proceeds from the sale were $0.5 million and we recognized a loss on sale of real estate of $0.3 million.
Financial Results

	Years Ended December 31,		Percentage Change
	2025	2024

	(dollars in thousands, except per share data)
Rental revenues (including tenant reimbursements)	$265,486	$306,936	(14)%
Net income attributable to common stockholders	$114,435	$159,857	(28)%
Net income attributable to common stockholders per share – diluted	$3.93	$5.52	(29)%
AFFO attributable to common stockholders(1)	$205,412	$256,144	(20)%
AFFO attributable to common stockholders per share – diluted(1)	$7.24	$8.98	(19)%
Dividends per share of common stock declared	$7.60	$7.52	1%
________________________________________________________
(1)For a definition and discussion of adjusted funds from operations (“AFFO”) and a reconciliation of AFFO to net income attributable to common stockholders, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Capital Activities
ATM Program
In May 2024, we entered into equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”), including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. During the year ended December 31, 2025, we sold 1,016,852 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $24.1 million. No shares of our common stock were sold pursuant to the ATM program during the year ended December 31, 2025.
Share Repurchase Program
In March 2025, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The repurchase program expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion. During the year ended December 31, 2025, we repurchased and retired 371,538 shares of common stock for $20.1 million.
Revolving Credit Facility
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement initially provided $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. In November

2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility was increased from $50.0 million to $87.5 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. At December 31, 2025, the interest rate was 9.0%. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. At December 31, 2025, there were $27.5 million of borrowings outstanding under the Revolving Credit Facility. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default.
IIP Life Science Credit Facility
In October 2025, our Operating Partnership and IIP Life Science entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in IQHQ Preferred Stock, the IQHQ Warrant, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month Secured Overnight Financing Rate ("SOFR"), as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.1%. At December 31, 2025, the interest rate was 6.1% and there were $75.0 million of borrowings outstanding under the IIP Life Science Credit Facility. The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter. Management believes that it was in compliance with those covenants as of December 31, 2025.
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

The following table sets forth certain information regarding our property portfolio by property type for the year ended and as of December 31, 2025 (dollars in thousands):

		Rentable Square Feet		Contractual Rent Collected for the Year Ended December 31, 2025(1)	Percentage of Total
Property Type	Number of Properties	Operating	Under Development or Redevelopment
Industrial(2)	68	7,841,000	240,000	$220,590	90%
Retail	33	152,000	—	6,643	3
Industrial/Retail	10	572,000	63,000	16,510	7
Total	111	8,565,000	303,000	$243,743	100%
________________________________________________________
(1)Contractual rent collected includes base rent and property management fees and excludes tenant reimbursements.
(2)Number of properties and rentable square feet include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and, therefore, the investment is recognized as a note receivable and is included in other assets, net on our consolidated balance sheets.
As of December 31, 2025, the tenants at our leased properties are generally responsible for paying (or reimbursing us) for all structural repairs, maintenance expenses, insurance and real estate taxes related to the property during the term of the applicable lease.
Our Competitive Strengths
We believe that we have the following competitive strengths:
•Experienced Management Team. Alan Gold, our executive chairman, and other members of our senior management team have substantial experience operating within highly regulated, specialized industries, including the legal cannabis and life science sectors. In addition to their broad real estate experience across acquisitions, dispositions, construction, development, management, finance and capital markets, our senior leadership has a demonstrated track record of identifying and executing on opportunities in industries that require specialized facilities and regulatory sophistication. In particular, in August 2004, Mr. Gold and Gary Kreitzer, vice chairman of our board of directors, founded BioMed Realty Trust, Inc. (formerly NYSE: BMR) (“BioMed Realty”), an internally-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry, an industry they believed to be underserved by commercial property investors and lenders and poised for significant growth. Mr. Gold served as chairman of the board of directors and chief executive officer and Mr. Kreitzer served as executive vice president and a member of the board of directors from the founding of BioMed Realty in 2004 through the acquisition of BioMed Realty by an affiliate of The Blackstone Group, L.P. in 2016.
•Recurring Revenue with Contractual Escalations. As of December 31, 2025, we owned 111 properties. Of these 111 properties, we include 109 properties in our operating portfolio, which were 96.7% leased as of December 31, 2025, with a weighted-average remaining lease term of 12.8 years, and which are subject to contractual rental rate increases. Along with our existing portfolio, we expect to continue to enter into additional similar transactions structured to provide recurring revenue with contractual escalations.
•Demonstrated Investment Acumen. We utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our extensive experience and relationships in the real estate and regulated cannabis industry enable us to identify, negotiate and close on acquisitions and leases with established operators and other operators which meet our criteria.
•Regulated Cannabis Industry Growth Trends. Based on the strong historical and, according to BDSA (a leading market intelligence company for the legal cannabis industry), projected growth in sales for the regulated cannabis industry, we expect to see continued spending by state-licensed cannabis operators on their existing and new state-licensed cannabis facilities, presenting an opportunity for us to be a key capital provider in their expansion initiatives.

Our Business Objectives and Growth Strategies
Our principal business objective is to maximize stockholder returns through a combination of regular distributions to our stockholders and sustainable long-term growth in cash flows driven by increased rents, income from financial investments and disciplined portfolio expansion. We seek to achieve this objective by acquiring, owning, and actively managing a portfolio of specialized industrial and commercial properties, with a core focus on regulated cannabis facilities leased to experienced tenants holding the requisite state licenses to operate in the regulated cannabis industry, along with our financial investments in the life science industry. While regulated cannabis properties remain our primary investment focus, we may diversify our portfolio by investing in life science facilities and other real estate or real estate-related assets that exhibit return and risk characteristics consistent with our investment objectives.
Our strategy includes primarily the following components:
•Owning Specialized Industrial Properties and Related Real Estate Assets for Income. We primarily acquire specialized industrial properties, including regulated cannabis facilities from licensed operators who will continue their cultivation, processing and/or dispensing operations after our acquisition of the property. We expect to hold acquired properties for investment, with the objective of generating stable and increasing rental income from leasing these properties to licensed operators.
•Expanding as Additional States Enact Regulated Cannabis Programs. We acquire properties in the United States, with a focus on states that have established regulated cannabis programs. As of December 31, 2025, we owned properties in 19 states, and we expect that our acquisition opportunities will continue to expand as additional states establish regulated cannabis programs and license new operators.
•Providing Expansion Capital to Existing Tenants as an Additional Source of Income. We have provided expansion capital for many of our existing tenant operators as they expand operations in additional states and locations within a state, as well as capital for continued enhancements of production capacity at existing facilities that these operators lease from us, which correspond to adjustments in rent under the applicable leases and other provisions in certain cases. We expect to continue to focus on executing on these expansion initiatives with our tenant operators.
•Preserving Financial Flexibility on our Balance Sheet. We are focused on maintaining a flexible capital structure for financing our growth initiatives. As of December 31, 2025, our debt is comprised of $291.2 million principal amount of our 5.50% Senior Notes due May 2026 (the “Notes due 2026”), $27.5 million outstanding on the Revolving Credit Facility, and $75.0 million outstanding on the Life Science Credit Facility, equating to leverage of 14.5% of our total gross assets of $2.7 billion.
In order to capitalize on the appropriate acquisition and investment opportunities, including opportunities in the life science industry, we may modify or expand our growth strategy from time to time. In addition to our existing investment programs, we may pursue direct acquisitions or development of specialized real estate assets, make senior secured, mezzanine or preferred equity investments, acquire interests in or co-invest alongside real estate-focused funds or REITs, or enter into asset-level joint ventures. We also may sell minority interests in existing assets to strategic partners where doing so advances our capital allocation objectives. From time to time, we may invest in debt, mezzanine loans, preferred equity or other forms of joint venture equity.
Our Target Markets
Our target markets include states that have established regulated cannabis programs. As of December 31, 2025, we owned 111 properties located in 19 states. According to the Marijuana Business Daily, as of December 31, 2025, 42 states and the District of Columbia have legalized cannabis for medical use, and 24 states and the District of Columbia have legalized cannabis for adult-use.
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
Industry Trends
According to BDSA, state-legal cannabis sales in the United States are projected to grow from $31.4 billion in 2024 to $44.4 billion by 2029, representing a compound annual growth rate of approximately 7.2%.
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
As of December 31, 2025, 42 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2024. In addition, as of December 31, 2025, 24 states, plus the District of Columbia, have legalized cannabis for adult-use.
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
Capital Availability for Tenants
In recent years, financial markets have been volatile, reflecting heightened geopolitical risks and continued uncertainty regarding monetary policy.

Driven in part by overall macroeconomic conditions, capital availability has declined for regulated cannabis operators over the last several years. According to Viridian Capital Advisors (“Viridian”), worldwide cannabis capital raises in 2025 decreased modestly to $2.1 billion, compared to $2.3 billion in 2024, but remain materially below levels observed in prior years, such as $4.3 billion in 2022. In contrast, Viridian reports that mergers and acquisitions activity in the North American regulated cannabis industry increased to approximately $2.1 billion in 2025, up from $1.2 billion in 2024.
Capital raising activities by U.S. REITs decreased in 2025 with $80 billion of capital raised compared to $85 billion in 2024. According to the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), U.S. REIT 2025 capital raising was higher than 2022 and 2023, but remained lower than 2019-2021 and 2024 levels.
Tenant Concentration
As of December 31, 2025, all of our rental revenues were derived from 111 properties. The following table sets forth certain information regarding the top ten tenants in our property portfolio that represented the largest total invested and committed capital as of December 31, 2025 (dollars in thousands):

Tenant(1)	Number of Properties	Total Invested and Committed Capital(2)	Contractual Rent Collected for the Year Ended December 31, 2025(3)	Percentage of Total
Ascend Wellness Holdings, Inc. ("Ascend")	4	$214,050	$31,137	13%
PharmaCann Inc. ("PharmaCann")	7	185,058	7,395	4
Green Thumb Industries, Inc ("Green Thumb")	3	176,800	22,589	10
Curaleaf Holdings, Inc ("Curaleaf")	8	175,047	20,719	9
The Cannabist Company	21	147,834	18,341	8
Trulieve, Inc. ("Trulieve")	6	146,503	19,704	9
Cresco Labs Inc. ("Cresco")	5	120,845	16,897	7
4Front Ventures Corp. ("4Front")(4)	4	120,684	1,750	1
SH Parent, Inc. ("Parallel")	2	107,900	16,136	7
Holistic Industries, Inc ("Holistic")	4	107,650	17,050	7
Total	64	$1,502,371	$171,718	75%
________________________________________________________
(1)Includes leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
(2)Total invested and committed capital includes development and improvements allowance not funded as of December 31, 2025.
(3)Contractual rent collected includes base rent and property management fees, including amounts collected for one property and a portion of one other property that did not satisfy the requirements for sale-leaseback accounting and therefore are primarily recognized as other revenue on our consolidated statements of income. Contractual rent collected excludes tenant reimbursements.
(4)Number of properties and total invested and committed capital include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the investment is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.
Our tenants primarily operate in the regulated cannabis industry and are subject to a combination of macroeconomic, industry-specific, and regulatory risks, including federal, state, and local tax burdens; competition from illicit operators; declining unit pricing for regulated cannabis products; constrained access to capital; inflationary pressures; elevated interest rates; significant debt maturities; labor and supply chain constraints; evolving trade policies; and broader U.S. consumer financial conditions. Market dynamics and regulatory frameworks vary by state and may materially affect tenant profitability and demand for regulated cannabis facilities. These conditions have already adversely affected certain tenants’ ability to meet their lease obligations and have had a material adverse effect on our financial condition, results of operations, and cash flows. If these challenges persist or worsen, additional tenant defaults may occur, and we may be unable to re-lease affected properties on favorable terms, or at all. Many of our tenants have limited operating histories and lack sustained profitability. For some or all of 2026, we expect that many tenants will continue to incur losses and may rely on cash on hand or asset sale proceeds, rather than operating cash flows, to fund rent payments. If tenants are unable to improve operating performance or access additional liquidity, their ability to satisfy lease obligations may be materially adversely affected.
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
The Company previously entered into leases with PharmaCann Inc. and its affiliates for eleven properties. Rent pursuant to two of such leases, for cultivation facilities in Michigan and Massachusetts and representing aggregate monthly base rent of approximately $1.3 million, was fully abated effective February 1, 2025, under lease amendments entered into by the parties in January 2025. The Company re-leased the 205,000 square foot Michigan property to Berry Green in April 2025 and has leased to a third party the former PharmaCann cultivation facility located in Holliston, Massachusetts.
As previously disclosed, PharmaCann defaulted on its rent obligations under the remaining nine of these leases, covering properties in New York, Illinois, Pennsylvania, Ohio and Colorado, with total amounts due of $29.2 million in base rent, property management fees, and estimated tax and insurance payments as of December 31, 2025. The Company recovered possession of one of its retail properties in Colorado through a default judgment, and PharmaCann has paid and continues to pay full rent on the remaining four retail properties located in Colorado. In December 2025, the Company obtained a judgment in its favor in an eviction action relating to the PharmaCann facility located in Dwight, Illinois and recovered possession of that property, which is currently vacant and under the Company’s control. The Company has commenced litigation and is actively seeking possession of the remaining properties located in New York, Pennsylvania, and Ohio. As of December 31, 2025, the properties leased to PharmaCann collectively accounted for approximately 9.9% of the Company's annualized contractual rent due. The Company continues to enforce its rights under the applicable lease agreements and intends to pursue all remedies available under such agreements and applicable law. See Note 6 “Investments in Real Estate” in the notes to our consolidated financial statements for further information regarding our leases with PharmaCann.
In March 2025, the Company launched a strategic initiative aimed at improving long-term financial performance by seeking to refresh a substantial portion of its tenant base with more financially viable, long-term tenants. As part of this initiative, the Company declared certain tenants and their affiliates in default for failure to pay contractual rent in full, including 4Front Ventures Corp., Gold Flora, LLC, and TILT Holdings Inc. These tenants, which collectively accounted for approximately 11.6% of the Company’s annualized contractual rent due as of December 31, 2025, owed $23.0 million, $2.7 million and $5.6 million, respectively, in base rent, property management fees, and estimated tax and insurance payments as of such date. The Company is actively pursuing its rights under these leases, which may include initiating eviction proceedings. Gold Flora and 4Front Ventures are both currently operating under receivership and 4Front Ventures has filed for bankruptcy protection in Canada and for voluntary receivership in Massachusetts and Illinois. Therefore, any actions with respect to their leases may involve additional legal processes and delays. In July 2025, we terminated the lease with an affiliate of Gold Flora for our property located in Palm Springs, California, which represents one of three leases with affiliates of Gold Flora.
During the year ended December 31, 2025, the Company declared additional defaults on its leases with two tenants for failure to pay rent in full. These leases represent, in the aggregate, less than 2% of our total rental revenues for the year ended December 31, 2025.
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

Geographic Concentration
The following table sets forth certain state-by-state information regarding our property portfolio as of and for the year ended December 31, 2025 (dollars in thousands):

State	Number of Properties	Rentable Sq. Ft.(1)	Total Invested and Committed Capital(2)	Contractual Rent Collected for the Year Ended December 31, 2025(3)	Percentage of Total
Arizona	3	377,000	$27,738	$4,477	2%
California	11	689,000	204,004	10,013	4
Colorado	26	229,000	82,192	7,782	3
Florida	5	1,153,000	207,050	30,372	13
Illinois	7	965,000	307,234	31,624	13
Maryland	5	319,000	101,585	13,381	5
Massachusetts(4)	10	993,000	306,883	27,225	11
Michigan	13	901,000	287,164	22,166	9
Minnesota	1	89,000	9,710	1,881	1
Missouri	1	85,000	28,250	4,280	2
Nevada	1	43,000	9,600	1,647	1
New Jersey	4	291,000	103,985	13,718	6
New York	2	623,000	211,986	15,525	6
North Dakota	3	42,000	15,849	2,067	1
Ohio	5	374,000	115,795	15,014	6
Pennsylvania	10	1,361,000	385,930	37,039	15
Texas	2	138,000	30,231	2,509	1
Virginia	1	82,000	19,750	3,023	1
Washington	1	114,000	17,500	—	—
Total	111	8,868,000	$2,472,436	$243,743	100%
________________________________________________________
(1)Includes 303,000 square feet under development/redevelopment.
(2)Total invested and committed capital includes development and improvements allowances not funded as of December 31, 2025.
(3)Contractual rent collected includes base rent and property management fees and excludes tenant reimbursements.
(4)Number of properties and rentable square feet include one property acquired in January 2022 which did not satisfy the requirements for sale-leaseback accounting and therefore, the investment is recognized as a note receivable and is included in other assets, net on our consolidated balance sheet.
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
Our Financing Strategy
We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock, preferred stock and notes, and draws from our Credit Facilities. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that we can reinvest the proceeds of such an offering in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities or draws from our Credit Facilities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our focus on serving the regulated cannabis industry. Our investment guidelines provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.
We have filed a registration statement with the SEC, allowing us, from time-to-time, to offer and sell common stock, preferred stock, warrants, debt securities and other securities to the extent necessary or advisable to meet our liquidity needs.
Capital raising activities by U.S. REITs decreased in 2025 with $80 billion of capital raised compared to $85 billion in 2024. According to the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), U.S. REIT 2025 capital raising was higher than 2022 and 2023, but remained lower than 2019-2021 and 2024 levels.
Financial markets for REITs and the cannabis industry have been volatile in general for an extended period of time, which has also significantly reduced our access to capital. This has contributed to a significant decrease in our investments in new properties in 2024 and 2025. If sustained, this would have a material adverse effect on our business, financial condition and results of operations, including our ability to continue to make acquisitions of new properties and fund investments for improvements at existing properties.
Risk Management
As of December 31, 2025, we owned 111 properties located in 19 states. Many of our tenants are tenants at multiple properties. We will continue to attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we expect that no single property will exceed 20% of our total assets and that properties leased to a single tenant (individually or together with its affiliates) will not exceed 20% of our total assets. Notwithstanding the foregoing, the industry continues to experience significant consolidation among regulated cannabis operators, and certain of our tenant operators may combine, increasing the concentration of our tenant portfolio with those consolidated operators.
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
Competition
The current market for properties that meet our investment objectives is limited. In addition, we believe finding properties that are appropriate for the specific use of allowing regulated cannabis operators may be limited as more competitors enter the market, and as regulated cannabis operators obtain greater access to alternative financing sources, including, but not limited to, equity and debt financing sources.
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
On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving cannabis (the “Sessions Memo”). The Sessions Memo instructed federal prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutors when deciding whether to pursue prosecutions related to cannabis activities. As a result, federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-

established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future and it remains unclear what impact the Sessions Memo will have on the regulated cannabis industry, if any.
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
Pamela Bondi was confirmed by the United States Senate as Attorney General of the United States on February 4, 2025. During her tenure as Attorney General in the State of Florida, Bondi routinely opposed the softening of anti-cannabis laws, including opposition to ballot initiatives to broaden access to medical cannabis, but she also generally faithfully enforced state cannabis laws to maintain a well-regulated medical cannabis market. Bondi has not provided a clear policy directive for the United States as it pertains to state-level cannabis-related activities, it is generally expected that Bondi will closely follow the Trump Administration’s enforcement priorities.
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
Initially, prospects for this reclassification effort stalled with the transition to the new Trump administration. Further, the 2026 Agriculture appropriations law passed by Congress and signed by President Trump in November 2025 revised the federal definition of hemp under the Agriculture Improvement Act of 2018, commonly known as the “Farm Bill,” to a focus on “total THC” and THC-like effects, and functionally bans intoxicating hemp products beginning in November 2026.
However, on December 18, 2025, President Trump issued an Executive Order (the “Executive Order”), Increasing Medical Marijuana and Cannabidiol Research, that directs the Attorney General in the most expeditious manner in accordance with federal law, to complete the rulemaking process related to rescheduling that was begun during the Biden Administration. The order, to be carried out consistent with existing law and available funding, impacts both “medical marijuana, which is primarily made up of two cannabinoids, cannabidiol (CBD) and tetrahydracannabinol (THC),” and “appropriate full-spectrum CBD products.” The Executive Order mandates the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the CSA.” It also calls on the Assistant to the President and Deputy Chief of Staff for Legislative, Political, and Public Affairs to collaborate with Congress to amend statutory definitions of final hemp derived cannabinoid products.
If completed, reclassification could also allow cannabis companies to take certain tax deductions, including for depreciation or interest expense, in their federal taxes. Currently, cannabis companies are barred from taking these deductions by Code Section 280E, which prevents businesses from deducting these expenses if they are engaged in the “trafficking” of Schedule I or Schedule II substances. If cannabis were rescheduled to a Schedule III drug, our tenants may no longer be subject to Code Section 280E and could be able to deduct the same business expenses as other companies, decreasing their tax liability although many interpretive issues are likely to exist in connection with the change in treatment. However, it remains unclear if reclassification will occur and if so how long the reclassification process will take or whether reclassification will result in cannabis companies no longer being subject to Code Section 280E.
One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Commonly referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On January 23, 2026, President Trump signed H.R. 6938, which contains the appropriations funding for the Departments of Commerce, Justice, Interior, and other related agencies, thereby extending the application of the Rohrabacher-Blumenauer Amendment until September 30, 2026. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.
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
Laws Applicable to Financial Services for the Regulated Cannabis Industry
All banks are subject to federal law, whether the bank is a national bank or state-chartered bank. At a minimum, all banks maintain federal deposit insurance which requires adherence to federal law. Violation of federal law could subject a bank to loss of its charter. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank

Secrecy Act. For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal or suspicious activity, which would include any transaction associated with a cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by cannabis-related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.
Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to provide services to state-sanctioned cannabis businesses consistent with Bank Secrecy Act obligations and in alignment with federal enforcement priorities. The FinCEN Memorandum sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses and echoed the enforcement priorities of the Cole Memo. Under these guidelines, financial institutions looking to provide banking services to cannabis-related businesses are subject to increased customer due diligence requirements and reporting obligations. Pursuant to the FinCEN Memorandum, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal anti-money laundering laws. These cannabis-related SARs are divided into three categories – cannabis limited, cannabis priority, and cannabis terminated – based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. Concurrently with the issuance of the FinCEN Memorandum, the DOJ issued supplemental guidance (the “2014 Cole Memorandum”) directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal anti-money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The 2014 Cole Memorandum has been rescinded as of January 4, 2018, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.
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
Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow the guidelines of the FinCEN Memorandum. While the FinCEN Memorandum purported to clarify how financial institutions can provide banking services to state-sanctioned cannabis-related businesses in a manner consistent with their obligations under the Bank Secrecy Act, the FinCEN Memorandum is not law. FinCEN’s guidance, which may be modified or rescinded at any time, does not insulate financial institutions from regulatory inquiry or examination, or provide any safe harbors or legal defenses from regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.
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
Available Information
We make available to the public free of charge through our website our Definitive Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. Our internet website address is www.innovativeindustrialproperties.com. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter. The content of our website is not incorporated by reference into this Annual Report on

Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
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
We believe that attracting, developing, engaging and retaining our team is an absolute priority. To that end, we believe we offer a highly competitive compensation (including salary, bonuses and equity) and benefits package for each member of our team, which include the following:
•Comprehensive health insurance, including medical, dental and vision, to each employee and every member of his or her immediate family at no cost to the employee, with the same benefits to every employee, regardless of title;
•Four weeks of paid time off each year for each employee (increasing to five weeks after five years of service and to six weeks after ten years of service), which are in addition to Company holidays;
•A severance plan applicable to all non-executive employees that assists with each employee’s financial security in the event his or her employment is terminated without cause or he or she resigns for good reason;
•A 401(k) plan with matching contributions from the Company;
•Disability insurance;
•Company sponsorship of continuing education courses related to our Company’s business, including commercial real estate, cannabis, property management, legal and accounting courses;
•Company reimbursement of up to $200 per year for each employee’s health and wellness activities, materials, equipment and/or classes; and
•Matching contribution by the Company, dollar-for-dollar, up to $2,500 per year per employee for donations to qualifying educational institutions.
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

Risks Related to Our Business
•Many of our tenants are, and we expect that many of our future tenants will be, companies with limited histories of operations and may be unable to pay rent with funds from operations or at all.
•Continuing unfavorable market dynamics affecting the regulated cannabis industry could adversely affect our business, liquidity and financial condition, and overall results of operations.
•The inability of any single tenant to make its lease payments could adversely affect our business.
•We are focused on properties leased to licensed cannabis operators, and a decrease in demand for these types of facilities would have a greater impact on us than if we had a more diversified property portfolio.
•Our real estate investments consist of primarily properties suitable for cultivation and production of cannabis, which may be difficult to sell or re-lease upon tenant defaults or lease terminations.
•The assets we acquire may be subject to impairment charges.
•We face significant risks associated with the development and redevelopment of properties that we acquire.
•We are currently subject to securities lawsuits and an SEC investigation, and we may be subject to litigation in the future, which may divert management’s attention and have a material adverse effect on us.
•Competition for the acquisition of properties suitable for regulated cannabis operations and alternative financing sources for licensed operators may make new acquisitions difficult or less economically attractive.
•Our growth depends, in part, upon future acquisitions of regulated cannabis facilities.
•There may only be a limited number of cannabis facilities operated by suitable tenants available for acquisition.
•Our tenants may be unable to renew or otherwise maintain their licenses for their cannabis operations.
•We acquire our properties “as-is,” which increases the risk of costs to remedy defects without recourse.
•Our property portfolio is and will be geographically concentrated in certain states.
•Certain of our tenants have experienced financial distress or are in receivership, which increases the risk of lease defaults and potential delays in enforcing our rights.
•Our tenants may be subject to Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”).
•We are exposed to the potential impacts of future climate change.
•Liability for uninsured losses could adversely affect our financial condition.
•Our properties’ access to adequate water and power supplies could be interrupted.
•We may have a difficult time obtaining the insurance policies with our focus on the regulated cannabis industry.
•Construction loans involve an increased risk of loss and other risks that are different from owning properties.
Risks Related to Our Life Science Investments and Real Estate-Related Assets
•Our investments in the IQHQ Credit Facility and IQHQ Preferred Stock expose us to borrower credit risk, structural subordination, illiquidity, collateral impairment, reduced or delayed returns, and potential loss of principal.
•Payment-in-kind dividends and interest on our investments in IQHQ Preferred Stock and the IQHQ Credit Facility may result in taxable income without corresponding cash receipts, which could adversely affect our liquidity and financial condition.
•As part of our investment strategy, we may invest in equity and secured and unsecured debt of private REITs, which involve limited liquidity, uncertain valuations, restricted access to financial and operational information, dependence on issuer performance and structure, and features that make the timing and amount of returns uncertain.
Risks Related to Investments in Life Science Properties
•Intense competition in the life sciences industry may limit our ability to acquire attractive assets and successfully execute our investment strategy.
•Any investment in life science properties subjects us to industry-specific risks, including heightened regulatory scrutiny, specialized infrastructure and capital needs, and potential liability for hazardous materials that may exceed insurance coverage.
•Any future investments in life science properties involve uncertainty in leasing, occupancy, and returns due to industry downturns, oversupply, reduced funding, consolidation, high capital costs for repositioning, and potential geographic shifts away from key hubs.
Risks Related to Cannabis Regulation
•Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.
•Certain of our tenants engage in operations for the adult-use cannabis industry, which may subject us and our properties to additional risks associated with such adult-use cannabis operations.
•Our ability to grow our business depends on state laws pertaining to the cannabis industry.
•New laws adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cannabis operations may be modified or eliminated in the future.

•FDA regulation of cannabis facilities could negatively affect the regulated cannabis industry.
•We and our tenants may have difficulty accessing the service of banks and other financial institutions.
•Property owners located in close proximity to our properties may assert claims against our cannabis facilities.
•Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially adversely affect our operations, and we cannot predict the impact that future regulations may have on us.
•Assets leased to cannabis businesses may be forfeited to the federal government.
•We may have difficulty accessing bankruptcy courts.
•The properties that we acquire are subject to extensive regulations, which may result in significant costs.
•Compliance with environmental laws could materially increase our operating expenses.
Risks Related to Financing Our Business
•Our independent auditor's report includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, and if we are unable to obtain refinancing or other additional financing, we may be unable to continue operating as a going concern.
•Our operating results and financial condition could be adversely affected if we are unable to refinance our Notes due 2026 or extend, renew or replace our Revolving Credit Facility.
•Our growth depends on external sources of capital, which may not be available on favorable terms or at all.
•Our existing and future indebtedness could reduce our distributable cash and expose us to default risk.
•A downgrade in our investment grade credit rating could adversely affect our business and financial condition.
•Our Notes due 2026 and our Credit Facilities include restrictive covenants that limit our operational flexibility.
•Rising interest rates could increase our cost of capital, reduce investment returns, and adversely affect our ability to make distributions to our shareholders.
•Increased debt service obligations under our Credit Facilities or otherwise reduce the amount of cash available for distribution to our shareholders.
Risks Related to Our Organization and Structure
•Our senior management team manages our portfolio subject to very broad investment guidelines.
•Our board of directors may change our investment objectives and strategies without stockholder consent.
•Certain provisions of Maryland law could inhibit changes in control.
•Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
•Severance agreements with our executive officers could be costly and prevent a change in our control.
•We depend on our Operating Partnership for cash flow and are structurally subordinated in right of payment.
•Our Operating Partnership may issue additional limited partnership interests to third parties without the consent of our stockholders, which would reduce the distributions we can make to our stockholders.
•If we issue limited partnership interests in our Operating Partnership in exchange for property, the value placed on such partnership interests may not accurately reflect their market value, which may dilute your interest in us.
•Our rights and the rights of our stockholders to take action against our directors and officers are limited.
•Our charter provisions make it difficult to remove directors, and to effect changes in management as a result.
•Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.
•We plan to continue to operate our business so as not to require registration under the Investment Company Act.
Risks Related to Our Securities
•The market prices and trading volumes of our capital stock have been and may continue to be volatile.
•Capital stock eligible for future sale may have material and adverse effects on our share price.
•We cannot assure you of our ability to make distributions in the future.
•Our charter permits us to pay distributions from any source and, as a result, the amount of distributions paid at any time may not reflect the performance of our properties or our cash flow from operations.
•The market price of our capital stock could be materially, adversely affected by our level of cash distributions.
•We may enter into forward sale transactions that subject us to certain risks.
Risks Related to Our Taxation as a REIT
•Our failure to qualify as a REIT would reduce our distributable cash and negatively impact us.
•The REIT distribution requirements could adversely affect our ability to execute our business plan, and require us to make unfavorable borrowing decisions or subject us to tax.
•If Section 280E of the Code applies to us while cannabis remains classified as a Schedule I drug, tax deductions may be disallowed, resulting in federal income tax and potentially jeopardizing our REIT status.
•Complying with REIT requirements may cause us to forego attractive business opportunities or asset sales.
•The tax on prohibited transactions could limit what transactions we make or subject us to a 100% penalty tax.
•Our board of directors has the ability to revoke our REIT election without stockholder approval.

•Dividends payable by REITs do not qualify for the reduced tax rates on dividends from regular corporations.
•REIT requirements may limit our ability to hedge our liabilities effectively and result in tax liabilities.
•Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
•Non-U.S. stockholders will generally be subject to withholding tax with respect to our ordinary dividends.
•Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
•Any repurchase of our Notes due 2026 at a discount may result in cancellation of debt income.
General Risk Factors
•We are dependent on our key personnel for our success.
•The occurrence of cyber incidents or cyberattacks could disrupt our operations and damage our business.
•Contingent or unknown liabilities could materially and adversely affect our business.
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
Market dynamics in the regulated cannabis industry have negatively impacted our tenants’ ability to make their lease payments on the properties they lease from us. Regulated cannabis operators have experienced, among other things:
•federal, state and local taxation and regulatory burdens;
•declines in unit pricing for regulated cannabis products;
•ineffective state and local law enforcement efforts to curtail the illicit production and sale of cannabis; and
•limited access to capital on acceptable terms or at all.
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
As of December 31, 2025, we owned 111 properties. As of such date, five of our tenants, Ascend (at four of our properties), Green Thumb (at three of our properties), Curaleaf (at eight of our properties), Trulieve (at six of our properties) and The Cannabist Company (at 21 of our properties) represented 12%, 9%, 8%, 8% and 8%, respectively, of our rental revenues (including tenant reimbursements) for the year ended December 31, 2025. Lease payment defaults by any of our tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Our lack of diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.
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
Because our portfolio of properties primarily consists of industrial and greenhouse properties used in the regulated cannabis industry, we are subject to risks inherent in investments in a single industry. A decrease in the demand for cannabis cultivation and processing facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for cannabis cultivation and processing facilities has been and could be adversely affected by changes in current favorable state or local laws relating to cultivation and production of cannabis or any change in the federal government’s current enforcement posture with respect to state-licensed cannabis operations, among others, including but not limited to changes to local zoning and other laws that no longer allow a facility to be utilized for regulated cannabis activities. To the extent that any of these conditions occur, they are likely to affect demand and market rents for cannabis cultivation and processing facilities, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to investors. As of December 31, 2025, other than our investments in IQHQ, we do not have any other material investments in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our facilities leased for cannabis operations.
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
In many instances, we engage in development or redevelopment of properties that we acquire. Development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:
•construction costs, which may exceed our or our tenant’s original estimates due to increases in materials, labor or other costs, which could make the project less profitable for our tenant, require us or our tenant to commit additional funds to complete the project and adversely impact our tenant’s business and prospects as a result;
•permitting or construction delays, which may result in increased project costs, as well as deferred revenue and delayed commencement of operations by our tenant;
•unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;
•claims for warranty, product liability and construction defects after a property has been built;
•health and safety incidents and site accidents;
•poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;
•a contractor, subcontractor or other third party on whom we rely files for bankruptcy or commits fraud before completing a project that we have funded in part or in full;
•unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;
•changes in local zoning, permitting and other requirements which may impact the permitted use or scope of a project;
•labor stoppages, slowdowns or interruptions;
•a default on an existing lease of a property under development or redevelopment by the tenant, exposing us to potential vacancy for a property that is not ready for its intended use;
•liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and
•weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.
The realization of any of the risks above or other delays in development and redevelopment activities at a property may also materially adversely impact our tenant’s ability to commence, continue or expand its operations, which may result in that tenant defaulting on its rent obligations to us. As of December 31, 2025, we had properties consisting of an aggregate of 303,000 rentable square feet under development or redevelopment, and we had committed to fund improvements at our properties in the future totaling up to $6.5 million.
For one of our properties located in San Bernardino, California, as of December 31, 2025, we are evaluating alternative non-cannabis uses for the property, due in part to changes in the zoning of the property that no longer allow for regulated cannabis cultivation and processing.
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
We are currently subject to securities lawsuits and an investigation by the U.S. Securities and Exchange Commission, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.
Purported securities class action lawsuits have been filed against us and certain of our executive officers alleging that the Company made false or misleading statements regarding its business. Derivative lawsuits also have been filed against us and certain of our officers and directors asserting putative derivative claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against our directors and certain of our officers. See Note 12 “Commitments and Contingencies — Litigation” for a full description of these actions.
In addition, on February 13, 2026, the Company was notified that the SEC is conducting a formal investigation of the Company concerning matters similar to those alleged in the above-described lawsuits, and the Company received a subpoena from the Denver Regional Office of the Division of Enforcement of the SEC requesting the production of documents and information. The timing and outcome of the investigation cannot be predicted, and SEC investigations can take years to complete and may result in civil or criminal penalties, fines, disgorgement, restitution, cease-and-desist orders, deferred prosecution agreements, or other sanctions or remedial actions.
We intend to defend these lawsuits vigorously, but there can be no assurance that we will be successful in any defense. If any of the lawsuits are adversely decided, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. We have not established reserves for any potential liability relating to the pending litigation or the SEC investigation, and although we maintain insurance, coverage could be denied or prove to be insufficient.
The Company has incurred and expects to continue to incur significant legal and other expenses in connection with the pending litigation and SEC investigation, including the reimbursement of legal fees for certain officers and directors. These matters are time-consuming and require substantial financial and managerial resources, including significant legal costs and the diversion of management’s attention from the day-to-day operation of our business. The duration and outcome of these proceedings are uncertain, and the Company cannot estimate the possible loss or range of loss. Regardless of the outcome, the costs and management distraction associated with these matters could have a material adverse effect on our business, financial condition, results of operations, and the market price of our securities.
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
Our growth strategy is focused on primarily the acquisition of specialized industrial real estate assets on favorable terms as opportunities arise. Our ability to acquire these real estate assets on favorable terms is subject to the following risks:
•competition from other potential acquirers or increased availability of alternative debt and equity financing sources for tenants may significantly increase the purchase price of a desired property and/or negatively impact the lease terms we are able to secure with our tenants;
•we may not successfully purchase and lease our properties to meet our expectations;
•we may be unable to obtain the necessary equity or debt financing to consummate an acquisition on satisfactory terms or at all;
•agreements for the acquisition of properties are typically subject to closing conditions, including satisfactory completion of due diligence investigations, and we may spend significant time and money and divert management attention on potential acquisitions that we do not consummate; and
•we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, against the former owners of the properties.
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
We cannot predict the extent to which global pandemics may impact our business and operating results and those of our tenants, but their impact may include the following:
•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant actions;
•the temporary inability of consumers and patients to purchase our tenant’s cannabis products due to a number of factors, including but not limited to illness, dispensary closures or limitations on operations (including but not limited to shortened operating hours, social distancing requirements and mandated “curbside only” pickup), quarantine, financial hardship, and “stay at home” orders, could severely impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations and our tenants’ ability to fund their business operations and meet their obligations to us;
•workforce disruptions for our tenants, as a result of infections, quarantines, stay at home orders or other factors, could result in a material reduction in our tenants’ cannabis cultivation, manufacturing, distribution and/or sales capacity;
•because of the federal regulatory uncertainty relating to the regulated cannabis industry, our tenants may not be eligible for financial relief available to other businesses, including federal assistance programs;
•restrictions on public events for the regulated cannabis industry limit the opportunity for our tenants to market and sell their products and promote their brands;
•delays in construction at our properties may adversely impact our tenants’ ability to commence operations and generate revenues from projects, including but not limited to delays caused by:
◦construction moratoriums by local, state or federal government authorities;
◦delays by applicable governmental authorities in providing the necessary authorizations to continue construction or commence operations;
◦reductions in construction team sizes to effectuate social distancing and other requirements;
◦infection by one or more members of a construction team necessitating a partial or full shutdown of construction; and
◦manufacturing and supply chain disruptions for materials sourced from other geographies which may be experiencing shutdowns and/or restrictions on transportation of such materials;
•a general decline in business activity in the regulated cannabis industry would adversely affect our ability to grow our portfolio of regulated cannabis properties; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would result in a deterioration in our ability to ensure business continuity during a disruption.
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
As of February 23, 2026, we owned properties in 19 states, and we expect that the properties that we acquire will be geographically concentrated in these states and other states that have established cannabis programs. See “Geographic Concentration” under Item 1, “Business” for a table of properties owned by us and organized by state as of December 31, 2025. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:
•the state regulated cannabis market fails to develop and grow in ways that we or our tenants projected;
•the responsibility of complying with multiple and, in some respects, conflicting state and federal laws in the United States, including with respect to cultivation and distribution of cannabis, licensing, banking and insurance;
•access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations;
•difficulties and costs of staffing and managing operations;
•unexpected changes in regulatory requirements and other laws;
•the impact of national, regional or state specific business cycles and economic instability; and
•potentially adverse tax consequences.

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
Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any state in which such trade or business is conducted.” Because cannabis is presently a Schedule I controlled substance under the CSA, and there can be no assurance that the reclassification called for by the Executive Order will occur, Section 280E by its terms applies to the purchase and sale of cannabis products. Our tenants are engaged in the cultivation, processing and sale of cannabis and cannabis-related products, and therefore may be subject to Section 280E. Application of the provisions of Section 280E to our tenants would result in the disallowance of certain tax deductions, including for depreciation or interest expense, which could have an adverse impact on their respective financial condition and ability to make lease payments to us. Any lease payment defaults by a tenant could adversely affect our results of operations and cash flows, and cause us to reduce the amount of distributions to our stockholders.
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
We have acquired and may continue to acquire cannabis retail stores and dispensaries and enter into leases with licensed operators for those locations. Cannabis retail stores and dispensaries entail risks that could adversely impact our financial condition and results of operations, and that are in addition to risks associated with regulated cannabis cultivation and processing facilities, including but not limited to:
•the impact of the continued evolution of the retail distribution model for cannabis and customer preferences, including the impact of e-commerce and home delivery on demand for cannabis retail space;
•negative perceptions by customers of the safety, convenience and attractiveness of cannabis dispensaries;

•the handling of significant cash transactions and cannabis inventory at the property, which may increase security risks associated with dispensary operations;
•local real estate conditions (such as an oversupply of, or a reduction in demand for, cannabis retail space);
•our and our tenants’ ability to procure and maintain appropriate levels of property and casualty insurance; and
•risks associated with data breaches through cyberattacks, cyber intrusions or otherwise that expose customer personal information at dispensaries, which may result in liability and reputational damage to our tenants and our company.
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
In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to make available up to $18.5 million for the development of a regulated cannabis cultivation and processing facility in California. In February 2023, we amended our construction loan agreement to provide up to an additional $4.5 million for the development as a result of costs incurred by the developer that were in excess of the original budget, making our total potential investment in the project $23.0 million. We may invest in other such loans in the future. Construction loans involve an increased risk of loss and other risks that are different from owning and leasing properties, including the following risks:
•If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower’s claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy or receivership filing by the borrower; and abandonment by the borrower of the collateral for the loan;
•We are subject to the risk that a borrower may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests;
•A borrower may not be able to realize the value anticipated from the project and otherwise not have the resources to repay the amount owed under the construction loan at maturity;
•We may incur significant costs and assume significant liabilities in foreclosing on any property subject to a construction loan, in addition to costs and risks associated with completing construction of the property if construction was not completed; and
•If we foreclose on the property and take ownership, we may incur a significant loss on disposing of the property or, in the alternative, we may not be able to lease the property at all or on terms reasonably acceptable to us if we determine to continue to own the property.
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
Risks Related to Our Life Science Investments and Real Estate-Related Assets
Credit and structural risks related to our investment in the IQHQ Credit Facility may adversely affect our return on investment and financial condition.

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
Our investment through the IQHQ Credit Facility likely will not qualify as a “real estate asset” for our REIT asset test requirement that 75% of the value of our total assets be represented by real estate assets, cash, cash items and government securities. If such investment does not qualify as a “real estate asset”, then it cannot represent more than 5% of the value of our total assets under an additional REIT asset test. If the investment doesn't qualify as a "real estate asset", any related interest income will not qualify as “good income” for our REIT income test that requires that we derive directly or indirectly at least 75% of our gross income, excluding gross income from prohibited transactions, from investments relating to real property or mortgages on real property, including “rents from real property.” While we presently believe we have adequate other qualifying real estate assets and income to meet these REIT asset and income test requirements, no assurances can be provided that these tests will be met in the future. If we fail the REIT asset test in any calendar quarter or we fail a REIT income test in any calendar year, and cannot avail ourselves of certain relief provisions, we would cease to qualify as a REIT.
Our investment in IQHQ Preferred Stock subjects us to risks inherent in private company real estate investments and preferred equity instruments.
Through IIP Life Science, a wholly owned subsidiary of our Operating Partnership, we purchased the initial $5.0 million tranche of IQHQ Preferred Stock pursuant to the Securities Purchase Agreement. On October 31, 2025, we purchased an additional 45,000 shares of IQHQ Preferred Stock for $45.0 million, resulting in a total investment of 50,000 shares with an aggregate purchase price of $50.0 million.
Subject to the exercise of certain rights by existing investors and other conditions, we may purchase up to an additional $120.0 million of IQHQ Preferred Stock in multiple tranches commencing in the second quarter of 2026 through the second quarter of 2027, subject to extension options by IQHQ REIT. While this investment is structured to provide both cash and PIK dividends, it remains subject to a number of significant risks.
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
Payment-in-kind dividends and interest on our investments in IQHQ Preferred Stock and the IQHQ Credit Facility may result in taxable income without corresponding cash receipts, which could adversely affect our liquidity and financial condition.
A portion of the returns on our investments in IQHQ Preferred Stock and the IQHQ Credit Facility is payable in the form of PIK dividends or interest rather than cash. For U.S. federal income tax purposes, PIK dividends and interest are generally treated as taxable income to us when accrued, even though no cash is received at that time. As a result, we may be required to recognize taxable income, make additional distributions to shareholders to meet our REIT distribution requirements and incur related tax liabilities with respect to PIK amounts before we receive any corresponding cash payments, or potentially without ever receiving cash payments. This could require us to use cash from other sources, incur additional indebtedness, or dispose of assets to meet our REIT distribution requirements and satisfy our tax obligations, which could adversely affect our liquidity, financial condition, and results of operations.
In addition, the timing and character of income recognized with respect to PIK dividends and interest, including whether such amounts are treated as ordinary income, dividend income, or original issue discount, may be subject to complex tax rules and differing interpretations. Any changes in applicable tax laws, regulations, or interpretations, or adverse determinations by taxing authorities, could increase the amount or accelerate the timing of taxable income attributable to these investments, potentially exacerbating the liquidity risks described above.
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
In addition, we may be exposed to indirect risks through our proportionate share of the REIT’s management practices, leverage, and compliance with REIT qualification requirements under the Internal Revenue Code. A failure by a private REIT to maintain its REIT status could result in adverse tax consequences that could reduce the value of our investment and our returns. Failure of a private REIT to maintain its REIT status would likely cause our investment to cease to be a qualifying “real estate asset” for our REIT asset test requirements, including that 75% of the value of our total assets be represented by real estate assets, cash, cash items and government securities.
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

Risks Related to Investments in Life Science Properties.
Intense competition in the life science industry may limit our ability to acquire attractive life science real estate assets and successfully execute our investment strategy.
The life science industry is highly competitive. In making investments in life science properties, we expect to face intense competition from other companies, including companies with significant financial, technical, and other resources. This competitive environment may make it difficult for us to identify and acquire commercially viable life science properties on acceptable terms, which could adversely affect our business, financial condition, and results of operations.
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
Risks Related to Cannabis Regulation
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
Pamela Bondi was confirmed by the United States Senate as Attorney General of the United States on February 4, 2025. During her tenure as Attorney General in the State of Florida, Bondi routinely opposed the softening of anti-cannabis laws, including opposition to ballot initiatives to broaden access to medical cannabis, but she also generally faithfully enforced state cannabis laws to maintain a well-regulated medical cannabis market. Bondi has not provided a clear policy directive for the United States as it pertains to state-level cannabis-related activities, and it is generally expected that Bondi will closely follow the Trump Administration’s enforcement priorities.
On December 18, 2025, President Trump issued his Executive Order directing the Attorney General to complete the rulemaking process related to rescheduling of marijuana to Schedule III under the CSA that was begun during the Biden Administration. However, there can be no assurance as to whether such rescheduling will be completed or when it might ultimately occur.
Congress previously enacted an omnibus spending bill that includes the Rohrabacher-Blumenauer Amendment prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. On January 23, 2026, President Trump signed H.R. 6938, which contains the appropriations funding for the Departments of Commerce, Justice, Interior, and other related agencies, thereby extending the application of the Rohrabacher-Blumenauer Amendment until September 30, 2026. There can be no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants currently (and additional tenants may in the future) cultivate adult-use cannabis in our medical-use cannabis facilities, as permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.
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
In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. Both the U.S. House and Senate have considered legislation designed to reduce some of the legal risks financial institutions face under current law in providing financial services to state sanctioned cannabis-related businesses. The U.S. House of Representatives has on multiple occasions passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, however, the bill has not passed in the Senate. In September 2023, the U.S. Senate Banking Committee passed the Secure And Fair Enforcement Regulation Banking Act, or the SAFER Banking Act. As with the SAFE Banking Act, the SAFER Banking Act is designed to provide protections for federally regulated financial institutions that serve state-sanctioned cannabis businesses. The SAFER Banking Act has yet to be brought to the U.S. Senate floor. If Congress fails to pass the SAFE Banking Act, the SAFER Banking Act, or similar comprehensive legislation, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.
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
On December 18, 2025, President Trump issued his Executive Order directing the Attorney General to complete the rulemaking process related to rescheduling of marijuana to Schedule III under the CSA that was begun during the Biden Administration. The impact of such decisions or rules, if any are promulgated, on existing state-regulated cannabis programs remains unclear, including but not limited to FDA and other federal regulatory agency involvement, the impact of such a decision on potential federal legislative reform such as proposals to de-schedule cannabis and provide greater access to capital markets for state-regulated cannabis operators, and the potential entry into the cannabis markets of large, well-capitalized companies as a result of any re-scheduling.
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
Risks Related to Financing Our Business
The report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.
At February 23, 2026, the outstanding principal balance of our Notes due 2026 was $291.2 million, which matures in May 2026. The maturity of this obligation within one year of the issuance of our consolidated financial statements, together with our current liquidity position, raises substantial doubt about our ability to continue as a going concern within one year from the date our financial statements are issued.
We currently do not have sufficient liquidity to satisfy this obligation at maturity. Management is evaluating alternatives to address the maturity, including refinancing the existing indebtedness, negotiating an extension of the maturity date, or raising additional capital. However, no agreements have been executed, and these potential transactions are not within our control. There can be no assurance that any refinancing, extension, capital raise, or other transaction will be completed on acceptable terms, or at all.
If we are unable to retire or refinance the Notes due 2026, an event of default could occur, which would have a material adverse effect on our financial condition and results of operations. Our consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the resolution of this uncertainty.

Our operating results and financial condition could be adversely affected if we are unable to refinance our Notes due 2026 or extend, renew or replace our Revolving Credit Facility.
Our Notes due 2026 mature on May 25, 2026, and there can be no assurance that we will be able to refinance or otherwise repay such notes on favorable terms, or at all. The availability and cost of refinancing alternatives may be adversely affected by prevailing interest rates, market volatility, investor appetite for our securities, our sector exposure, and our credit ratings or any changes thereto.
If we are unable to refinance or repay the Notes due 2026 when due, we may be required to use available cash, draw on existing Credit Facilities to the extent available, sell or mortgage assets, reduce or delay investments, seek amendments or waivers from lenders on unfavorable terms, or pursue other strategic alternatives. Any of these actions could adversely affect our business strategy and operating results and, if unsuccessful, could result in a default under the Notes due 2026 and potential cross-defaults under our Credit Facilities.
In addition, our Revolving Credit Facility matures on October 23, 2026. There is no assurance that we will be able to extend, renew or replace our Revolving Credit Facility on acceptable terms or at all before its scheduled maturity. Any inability to extend the facility or a renewal on more restrictive terms (including reduced commitments, higher pricing, additional collateral or tighter covenants) would further constrain our liquidity and financing flexibility.
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
As of December 31, 2025, we had $291.2 million aggregate principal amount outstanding of our Notes due 2026. Payments of principal and interest on our Notes due 2026 and borrowings that we may incur in the future, including pursuant to the Credit Facilities, may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to satisfy the requirements for REIT qualification. Our level of debt and the limitations imposed on us by these debt agreements could have significant material and adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•we may be unable to borrow additional funds as needed or on favorable terms, or at all;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;
•we may be forced to dispose of one or more of the properties that we expect to acquire, possibly on disadvantageous terms;
•we may default on our obligations or violate restrictive covenants, in which case the lenders may accelerate these debt obligations; and
•our default under any loan with cross default provisions could result in a default on other indebtedness.
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
The terms governing our Notes due 2026 and the Credit Facilities include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to our stockholders.
The indenture governing the Notes due 2026 and the Loan Agreements governing the Credit Facilities each contains financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to (1) consummate a merger, consolidation or sale of all or substantially all of our assets and (2) incur additional secured and unsecured indebtedness. In addition, our Credit Facilities are subject to borrowing conditions, borrowing-base limitations, and financial and other covenants that may restrict our ability to incur additional indebtedness.
The covenants relating to our Notes due 2026 and Credit Facilities may adversely affect our flexibility and our ability to achieve our operating plans. Our ability to comply with these covenants and other provisions relating to our indenture governing the Notes due 2026 and the Loan Agreements governing the Credit Facilities may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it, pursue our business plan or make distributions to our stockholders.

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
Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and Maryland General Corporation Law (the “MGCL”), our stockholders generally have a right to vote only on the following matters:
•the election or removal of directors;
•the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
◦change our name;
◦change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
◦increase or decrease the aggregate number of shares of stock that we have the authority to issue;
◦increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
◦effect certain reverse stock splits;
•our liquidation and dissolution; and
•our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

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
Thereafter, any such business combination must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding voting stock of the corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected, or held by an affiliate or associate of the interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares.
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
We have entered into indemnification agreements with each of our executive directors and officers that provide for indemnification to the maximum extent permitted by Maryland law. Maryland law permits us to include in our charter a provision eliminating the liability of our directors and officers and our stockholders for money damages except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty that was established by a final judgment and was material to the cause of action.
Our charter authorizes us to obligate ourselves and our bylaws obligate us, to the fullest extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to:
•any present or former director or officer who is made or threatened to be made a party to or witness in the proceeding by reason of his or her service in that capacity; or
•any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, partner, manager, member or trustee of another corporation, REIT, partnership, limited liability company, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to or witness in the proceeding by reason of his or her service in that capacity.
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
Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock and preferred stock include:
•our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
•changes in government policies, regulations or laws;
•the performance of our current properties and additional properties that we acquire;
•our ability to make acquisitions on preferable terms or at all;
•equity issuances by us, including issuances by us of shares of common stock and Series A Preferred Stock under our ATM Program, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•actual or anticipated accounting problems;
•publication of research reports about us, the real estate industry or the cannabis industry;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we may incur in the future;
•interest rate changes;
•additions to or departures of our senior management team;
•speculation in the press or investment community or negative press in general;
•our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•failure to maintain our qualification as a REIT;
•refusal of securities clearing firms to accept deposits of our securities;
•a delisting of our common stock or preferred stock from the New York Stock Exchange (“NYSE”);
•the realization of any of the other risk factors presented in this report;
•actions by institutional stockholders;
•price and volume fluctuations in the stock market generally; and
•market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.
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
Furthermore, we have filed a registration statement with the SEC, allowing us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.
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
As of December 31, 2025, 28,022,975 shares of our common stock were issued and outstanding, and we had reserved an additional 336,921 shares of common stock for future issuance under our 2016 Omnibus Incentive Plan (the “2016 Plan”). In addition, as of December 31, 2025, we had $464.9 million in shares of common stock and/or Series A Preferred Stock available for future issuance under the ATM Program. The existence of operating partnership units, shares of Series A Preferred Stock, shares of our common stock reserved for issuance under our 2016 Plan and shares available for future issuance under the ATM Program may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.
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

If we are deemed to be subject to Section 280E of the Code because of the business activities of our tenants, the resulting disallowance of tax deductions while cannabis remains a Schedule I drug could cause us to incur U.S. federal income tax and jeopardize our REIT status.
Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is presently a Schedule I controlled substance under the CSA, Section 280E by its terms applies to the purchase and sale of cannabis products. Although we will not be engaged in the purchase, sale, growth, cultivation, harvesting, or processing of cannabis products, we will lease our properties to tenants who will engage in such activities, and therefore our tenants will likely be subject to Section 280E. If the Service were to take the position that, through our rental agreements with our state-licensed cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule I substance (cannabis) under section 280E of the Code or for any other violations of the CSA, the Service may seek to apply the provisions of Section 280E to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to qualify as a REIT. Because we are not engaged in the purchase and/or sale of a controlled substance, we do not believe that we will be subject to the disallowance provisions of Section 280E, and neither we nor our tax advisors are aware of any tax court cases or guidance from the Service in which a taxpayer not engaged in the purchase or sale of a controlled substance was disallowed deductions under Section 280E. However, there is no assurance that the Service will not take such a position either currently or in the future. If any of the efforts to reclassify cannabis to a Schedule III drug are successful, this will not eliminate these risks for periods prior to the effective date of any reclassification.
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
In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25%, effective for taxable years beginning after December 31, 2025, due to changes made in the One Big Beautiful Bill Act (OBBBA)) of the value of our total securities can be represented by securities of one or more TRSs, and the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. If we fail to comply with these asset requirements at the end of any calendar quarter, we generally must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
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
Non-corporate stockholders, including individuals, generally may deduct 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017. If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us.
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
In addition, tax legislation originally introduced as the Tax Cuts and Jobs Act and signed into law in December 2017 (the “TCJA”) makes numerous changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. Many of the TCJA’s changes that were set to expire on December 31, 2025, were continued and made permanent by legislation commonly known as the “One Big Beautiful Bill Act” (“OBBBA”), which was signed into law on July 4, 2025. The effect of any technical corrections with respect to the TCJA and OBBBA could have an adverse effect on us or our stockholders.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the symbol “IIPR.” As of February 19, 2026, there were 36 holders of record of our common shares. This number excludes our common shares owned by stockholders holding under nominee security position listings.
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
Stock Performance Graph
The following graph shows a comparison from January 1, 2021 to December 31, 2025 of cumulative total stockholder return, calculated on a dividends reinvested basis, for Innovative Industrial Properties, Inc., the S&P 500 Stock Index, or the S&P 500, and the MSCI US REIT Index, which includes all tax-qualified equity REITs listed in the United States. Note that historic stock price performance is not necessarily indicative of future stock price performance. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Total Return
120%
100%
80%
60%
40%
20%
0%
(20%)
(40%)
(60%)
(80%)
1/1/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
IIPR
MSCI US REIT (RMZ)
S&P 500

Source: SNL Financial
Unregistered Sales of Equity Securities
During the year ended December 31, 2025, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Issuer Purchases of Equity Securities
In March 2025, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The repurchase program expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion. During the year ended December 31, 2025, we repurchased and retired 371,538 shares of common stock for $20.1 million. No shares of common stock were repurchased and retired during the years ended December 31, 2024 and 2023. As of December 31, 2025, $79.9 million remained available for purchase under the share purchase plan.
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
Overview
We are an internally-managed REIT focused on the acquisition, ownership and management of specialized industrial and commercial properties in the United States. Our properties are primarily leased to experienced, state-licensed operators for their regulated cannabis facilities. We have acquired and expect to continue to acquire our cannabis properties through sale-leaseback transactions and third-party purchases. These properties are generally leased, and we expect to continue leasing them, on a triple-net lease basis, pursuant to which the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance. Outside of the cannabis sector, our leases may include different lease structures that do not require tenants to assume all property-related expenses. In addition to our cannabis-related real estate portfolio, we also have financial investments in the life science industry and intend to actively pursue acquisitions of properties within that sector as a key component of our growth strategy. We may continue expanding our investment activities to include joint ventures, debt or mezzanine financing, preferred or joint venture equity interests, and interests in other real estate funds or REITs.
We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of December 31, 2025, we had 23 full-time employees.
As of December 31, 2025, we owned 111 properties comprising 8.9 million square feet (including 303,000 rentable square feet under development/redevelopment) in 19 states. As of December 31, 2025, we had invested $2.5 billion in the aggregate (consisting of purchase price and funding of draws for improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $6.5 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $6.5 million committed to fund draws to certain tenants and vendors for improvements at our properties, $3.0 million was incurred but not funded as of December 31, 2025.
Of these properties, we include 109 properties in our operating portfolio, which were 96.7% leased as of December 31, 2025, with a weighted-average remaining lease term of 12.8 years. We define our “operating portfolio” as the portion of our property portfolio consisting of properties that are leased or are not leased but ready for their intended use. The operating portfolio excludes properties under development or redevelopment that are not yet available for tenant occupancy. Properties are added to the operating portfolio upon substantial completion and availability for occupancy and may be removed if they become vacant and we elect to redevelop them, pursue alternative uses, or market them for sale rather than re-lease them.
We do not include in our operating portfolio the following two properties (all of which were under development/redevelopment as of December 31, 2025, and together are expected to comprise 255,000 rentable square feet upon completion of development/redevelopment):
•Inland Center Drive in San Bernardino, California; and
•Leah Avenue in San Marcos, Texas.
Factors Impacting Our Operating Results
Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, general market conditions, the regulatory environment in the cannabis industry, the regulatory and market conditions applicable to the life science industry, and the competitive environment for real estate assets supporting regulated cannabis operators and life science tenants.

Rental Revenues
We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including:
•our ability to enter into leases with increasing or market value rents for the properties that we acquire; and
•rent collection, which primarily relates to each of our current and future tenant’s financial condition and ability to make rent payments to us on time.
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
Conditions in Our Markets
Conditions in the markets in which we operate, including regulatory, economic and industry-specific developments, influence tenant performance and the performance of our life science investments and, in turn, our financial condition, results of operations and cash flows.
Our tenants primarily operate in the regulated cannabis industry and continue to be affected by a combination of macroeconomic, industry-specific and regulatory factors. These include federal, state and local taxation burdens; competitive pressure from illicit, unlicensed cannabis operations; declines in unit pricing for regulated cannabis products; constrained access to capital; inflationary pressures; elevated interest rates; significant debt maturities; labor market constraints; supply chain disruptions; evolving trade policies; and broader U.S. consumer financial conditions. Market dynamics and regulatory frameworks vary by state and may influence tenant profitability and demand for regulated cannabis cultivation and production facilities. These conditions have already adversely affected the ability of certain tenants to meet their lease obligations and have had a material adverse effect on the Company’s financial condition, results of operations, and cash flows. If these challenges persist or worsen, additional tenants may default under their leases and we may be unable to re-lease affected properties on favorable terms, or at all. The extent and duration of these impacts depend on developments in the regulated cannabis markets in which we operate and remain subject to significant uncertainty.
In addition to the regulated cannabis industry, we have investments and strategic objectives related to the life science industry. Conditions in the life science sector, including capital availability, interest rate trends, new supply, valuation levels and sector consolidation may affect the performance of our life science investments and any life science properties that we may acquire.
See “Item 1A. Risk factors” in this annual report on Form 10-K for a discussion of additional risks we face.
Market Dynamics in Regulated Cannabis State Programs
Regulated cannabis markets differ significantly by state, reflecting variations in regulatory structures, taxation and licensing regimes, and enforcement practices related to illicit cannabis activity. In certain states, including California, the illicit market continues to represent a substantial portion of overall cannabis sales, and high state and local taxes on regulated cannabis products have impacted operator profitability. In markets where enforcement against illicit sales is limited or inconsistent, regulated operators may face additional competitive pressure, which can affect demand for regulated cannabis facilities.
In addition, many states have experienced sustained declines in unit pricing for regulated cannabis products, with pricing pressure more pronounced in certain markets. These trends have compressed margins for operators and, in some cases, led to consolidation of operations or the closure of certain facilities. These developments have influenced tenant demand for space and capital investment decisions and may continue to affect leasing activity.

Reduced Capital Availability and Significant Debt Maturities for Cannabis Operators
Capital availability for regulated cannabis operators remains constrained due to a combination of higher interest rates, increased market volatility, regulatory uncertainty, and the continued federal illegality of cannabis in the United States, which limits access to traditional bank financing and public capital markets. As a result, many operators rely on alternative sources of capital that are generally more expensive and restrictive. Since 2021, capital availability for the regulated cannabis industry has declined, in part due to broader macroeconomic conditions. According to Viridian Capital Advisors (“Viridian”), worldwide cannabis capital raises in 2025 decreased modestly to $2.1 billion, compared to $2.3 billion in 2024, but remained well below levels observed in prior years, including over $4.3 billion in 2022. In contrast, Viridian reports that mergers and acquisitions activity in the North American regulated cannabis industry increased to approximately $2.1 billion in 2025, up from $1.2 billion in 2024.
At the same time, a number of operators have reached or are approaching the maturity of debt incurred in prior periods. Limited refinancing options, often at higher interest rates and with restrictive covenants, have increased financial pressure on some tenants and may lead to balance sheet restructurings, asset sales or reductions in operations. These factors may affect tenant credit profiles and leasing decisions and could influence future rental income and property utilization.
Inflation, Tariffs and Supply Chain Disruption
Inflationary pressures, changes in trade policy and ongoing supply chain challenges have contributed to higher operating and capital costs for cannabis operators and, in certain cases, for the development or redevelopment of our properties. Changes in tariff policies may increase the cost of equipment, construction materials and other inputs used in cultivation and production facilities. These higher costs may further affect tenant capital expenditure plans and operating margins.
In addition, supply chain disruptions and geopolitical developments have resulted in longer lead times and increased costs for certain capital projects, which may delay development or redevelopment activities and the commencement or expansion of tenant operations. The extent of these impacts will continue to depend on broader economic conditions, regulatory developments and future changes in trade and tariff policies.
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
Significant Tenants and Concentrations of Risk
As of December 31, 2025, we owned 111 properties located in 19 states. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At December 31, 2025, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at December 31, 2025. See Note 2 “Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements” in the notes to the consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the year ended December 31, 2025.
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
Results of Operations
Investments in Real Estate
See Note 6 “Investments in Real Estate” in the notes to the consolidated financial statements for information regarding our investments in real estate and property portfolio activity during the year ended December 31, 2025. Additionally, the Company declared a default under a secured promissory note in the aggregate principal amount of $16.1 million (the “MIH Note”). The MIH Note was issued to the Company by the purchaser of four properties in California and was secured by such four properties. In September 2025, due to borrower's continued default and voluntary surrender, the Company took back possession and ownership of the four properties through a deed in lieu of foreclosure.
Investment in Life Science
See Note 7 "Life Science Investments" in the notes to the consolidated financial statements for information regarding our life science investment activity for the year ended December 31, 2025.
Comparison of the Years Ended December 31, 2024 and 2023
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 21, 2025, for a comparison of the years ended December 31, 2024 and 2023.

Comparison of the Years Ended December 31, 2025 and 2024 (in thousands)

	Years Ended December 31,
	2025	2024	Change
Cannabis Portfolio Segment:
Rental revenues (including tenant reimbursements)	$265,486	$306,936	$(41,450)
Other revenues	469	1,581	(1,112)
Property expenses	(30,177)	(28,472)	(1,705)
Depreciation and amortization expense	(74,068)	(70,807)	(3,261)
Impairment loss on real estate	(3,527)	—	(3,527)
Gain (loss) on sale of real estate	(326)	(3,449)	3,123
Interest and other income	6,413	4,388	2,025
Cannabis Portfolio Segment net income	164,270	210,177	(45,907)

Life Science Portfolio Segment:
Interest and other income	5,047	—	5,047
Life Science Portfolio Segment net income	5,047	—	5,047

Unallocated:
General and administrative expense	(33,735)	(37,444)	3,709
Interest and other income	2,860	6,600	(3,740)
Interest expense	(20,195)	(17,672)	(2,523)
Net income	118,247	161,661	(43,414)
Preferred stock dividends	(3,812)	(1,804)	(2,008)
Net income attributable to common stockholders	$114,435	$159,857	$(45,422)
Cannabis Portfolio Segment
Rental Revenues. Rental revenues for the year ended December 31, 2025 were $265.5 million, compared to $306.9 million for the year ended December 31, 2024, reflecting a decrease of $41.5 million, or 14%, year over year. The decrease was primarily driven by tenant defaults, resulting in a decrease of $46.9 million related to properties leased to PharmaCann, Gold Flora, TILT, and 4Front. In addition, there was a decrease of $3.1 million related to properties that have been taken back or sold, a $3.9 million decrease from a one-time disposition-contingent lease termination fee that was collected during the year ended December 31, 2024 in connection with the sale of property in Los Angeles, California, and a $3.1 million decrease in tenant reimbursement revenue primarily due to tenant defaults. These decreases were partially offset by a $5.4 million increase from two properties acquired in 2024 and one property acquired in 2025, a $5.1 million increase from new leases executed on existing properties, and a $6.0 million increase from annual contractual rent escalations.
For the year ended December 31, 2025, we applied $6.6 million of security deposits for payment of contractual rent on properties leased to seven tenants. For the year ended December 31, 2024, we applied $7.7 million of security deposits for payment of contractual rent on properties leased to six tenants.
Other Revenues. Other revenues for the years ended December 31, 2025 and 2024 primarily consist of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting. The $1.1 million decrease in other revenue for the year ended December 31, 2025 was primarily due to non-collection of rent related to one property leased to 4Front.
Property Expenses. Property expenses for the year ended December 31, 2025 increased by $1.7 million, or 6%, to $30.2 million, compared to $28.5 million for the year ended December 31, 2024. The increase was primarily driven by additional investment in existing properties, resulting in a $2.1 million increase in property tax expense, as well as a $0.8 million increase in expenses associated with properties that we took back possession of from defaulted tenants but not yet re-leased. These increases were partially offset by a $1.2 million decrease in insurance expense due to lower premiums on the master property insurance policy renewed in August 2024 and 2025. Property expenses related to leased properties are generally reimbursable to us by the tenants under the terms of the leases.
Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2025 increased by $3.3 million, or 5%, to $74.1 million, compared to $70.8 million for the year ended December 31, 2024. The increase in depreciation and amortization expense was primarily related to depreciation on the two properties we acquired in 2024, one property acquired in 2025 and the placement into service of construction and improvements at certain of our properties.
Impairment loss on real estate. Impairment loss on real estate of $3.5 million for the year ended December 31, 2025 is related to one of our properties located in Palm Springs, California which was sold in June 2025.
Loss on Sale of Real Estate. Loss on sale of real estate for the year ended December 31, 2025 related to the sale of a property located in Mancos, Colorado, which was sold in December 2025. Loss on sale of real estate for the year ended December 31, 2024 related to the sale of a property located in Los Angeles, California, which was sold in May 2024. See Note 6 “Investments in Real Estate” to our consolidated financial statements included in this report for more information.
Interest and Other Income. Interest and other income for the year ended December 31, 2025 increased by $2.0 million, or 46%, to $6.4 million, compared to $4.4 million for year ended December 31, 2024. The increase was primarily due to interest payments on the MIH Note, which were previously recognized as a deposit liability on our consolidated balance sheets but was recognized as interest and other income in September 2025 in connection with the termination of the note.
Life Science Portfolio Segment
Interest and Other Income. Interest and other income was $5.0 million for the year ended December 31, 2025 and represented interest and dividend income earned on our investments in the IQHQ Credit Facility and IQHQ Preferred Stock.
Unallocated Items
General and Administrative Expense. General and administrative expense for the year ended December 31, 2025 decreased by $3.7 million, or 10%, to $33.7 million, compared to $37.4 million for the year ended December 31, 2024. The decrease was primarily attributable to lower non-cash stock-based compensation expense, which decreased by $7.2 million from $17.3 million for the year ended December 31, 2024 to $10.1 million for the year ended December 31, 2025, driven by the expiration of the performance share units (“PSUs”) granted in 2022 on December 31, 2024. The decrease was partially offset by higher legal, consultant and payroll expenses during the year ended December 31, 2025.
Interest and Other Income. Interest and other income decreased by $3.7 million, or 57%, to $2.9 million for the year ended December 31, 2025, compared to $6.6 million for the year ended December 31, 2024. The decrease was due to lower interest-bearing investments and lower rates earned on those investments.
Interest Expense. Interest expense primarily consists of interest on our Notes due 2026 and interest on our Credit Facilities. Interest expense for the year ended December 31, 2025 increased by $2.5 million, or 14%, to $20.2 million, compared to $17.7 million for the year ended December 31, 2024. The increase was primarily driven by interest incurred on borrowings under our Credit Facilities beginning in September 2025.
Preferred Stock Dividends. Preferred stock dividends increased by $2.0 million, or 111%, to $3.8 million for the year ended December 31, 2025, compared to $1.8 million for the year ended December 31, 2024 due to issuance of 1,016,852 shares of preferred stock during the year ended December 31, 2025.

Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 8, “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash provided by (used in) operating activities	$198,189	$258,446	$(60,257)
Net cash provided by (used in) investing activities	(174,301)	(55,996)	(118,305)
Net cash provided by (used in) financing activities	(122,536)	(197,904)	75,368
Ending cash and cash equivalents	47,597	146,245	(98,648)
Operating Activities
Cash flows provided by operating activities for the years ended December 31, 2025 and 2024 were $198.2 million and $258.4 million, respectively. Cash flows provided by operating activities were primarily from contractual rent and tenant reimbursements from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased. The decrease in cash flows provided by operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to lower net income and the application of $6.6 million of security deposits for contractual rent due to tenant defaults. Cash flows provided by operating activities for the year ended December 31, 2024 also included a one-time $3.9 million disposition-contingent lease termination fee that was received concurrently with the sale of our property in Los Angeles, California.
Investing Activities
Cash flows used in investing activities for the year ended December 31, 2025 were $174.3 million, of which $150.3 million was related to investments in life science financial instruments, $31.2 million was related to investments in real estate and funding of draws for improvements and construction funding at our properties, partially offset by $2.2 million in net proceeds related to the sale of two real estate properties and $5.0 million in proceeds related to the net purchases and maturities of short-term investments.
Cash flows used in investing activities for the year ended December 31, 2024 were $56.0 million, of which $82.6 million was related to the purchases of investments in real estate, funding of draws for improvements and construction, and funding of construction loan and other investments in the aggregate, partially offset by $9.1 million in net proceeds related to the sale of our Los Angeles, California property and $17.5 million of net maturities of short-term investments.
The year-over-year decrease in purchases of investments in real estate, funding of draws for improvements and construction, and funding of construction loan and other investments was due to smaller acquisitions and lower development activities as certain projects were completed during 2025.
Financing Activities
Cash flows used in financing activities for the year ended December 31, 2025 were $122.5 million, primarily related to dividend payments of $219.5 million to common and preferred stockholders, $20.1 million related to repurchase of common stock and partial principal payments on the Notes due 2026 of $8.7 million, partially offset by net total draws on our two revolving credit facilities of $102.5 million and $24.1 million in net proceeds from the issuance of our Series A Preferred Stock pursuant to our ATM program.
Cash flows used in financing activities for the year ended December 31, 2024 were $197.9 million, primarily related to dividend payments of $213.5 million to common and preferred stockholders and principal payment on the Exchangeable Senior Notes of $4.4 million, partially offset by $11.8 million in net proceeds from the issuance of our common stock and $9.6 million in net proceeds from the issuance of our Series A Preferred Stock pursuant to our ATM program.

Liquidity and Capital Resources
Sources and Uses of Cash
Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties and other investments (including the completion of our investment in IQHQ Preferred Stock), associated acquisition and improvement costs, non-reimbursed expenses associated with unleased properties, operating and administrative expenses, scheduled debt service and repayments, and the payment of dividends to holders of our Common Stock and Preferred Stock, as well as any future series of preferred stock we may issue. As of December 31, 2025, we had cash and cash equivalents of $47.6 million.
We derive substantially all of our revenues from leasing our properties and collecting rental income, which includes operating expense reimbursements, based on contractual arrangements with our tenants. This source of revenue represents our primary source of liquidity to fund the acquisition of additional properties, the development and redevelopment of existing properties, the funding of our remaining investment in IQHQ Preferred Stock, dividends to our stockholders, scheduled debt service under our Notes due 2026, repayment of borrowings and interest payments under our Credit Facilities, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur property costs not paid by the tenant during the time it takes to re-lease or sell the property.
We expect to meet our liquidity needs through a combination of rental income from our properties, cash and investments on hand, borrowings under our Credit Facilities, and access to capital markets, including potential note issuances, equity offerings (of both common stock and preferred stock), including under our ATM Program, or other financing arrangements.
At December 31, 2025, the outstanding principal balance on the Notes due 2026 was $291.2 million, which matures in May 2026. The maturity of the Notes due 2026 within one year from the date of issuance of the Company’s financial statements, together with the Company’s current liquidity position, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
Management is actively evaluating alternatives to address the maturity of the Notes due 2026, which may include refinancing the existing indebtedness or raising additional capital combined with existing cash resources to retire the obligation. Although management believes that it is more likely than not that the Company will be able to address the maturity of the Notes due 2026, guidance issued under Accounting Standard Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, requires that management not conclude that such an outcome is "probable" if, among other factors, the outcome is not within control of the Company. Because no such refinancing or capital transactions have closed, such outcomes are not solely within the control of the Company and therefore, management is unable to conclude that such an outcome is probable. Accordingly, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year following the date of issuance of these consolidated financial statements. The failure to retire or refinance the Notes due 2026 could lead to an event of default, which would have a material adverse effect on the Company’s financial condition.
In recent years, financial markets have been volatile in general. If sustained, this could also have a material adverse effect on our business, financial condition and results of operations, including our ability to refinance our existing indebtedness, fund our obligations to purchase IQHQ Preferred Stock, and continue to make acquisitions of new properties and fund investments for improvements at existing properties. Our investment guidelines also provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.
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

On September 30, 2025, IIP Life Science completed the initial closing of the Company’s investment in preferred equity of IQHQ REIT pursuant to the Securities Purchase Agreement, acquiring 5,000 shares of IQHQ Preferred Stock for an aggregate purchase price of $5.0 million. On October 31, 2025, the Company purchased an additional 45,000 shares of IQHQ Preferred Stock for $45.0 million, resulting in a total investment of 50,000 shares with an aggregate purchase price of $50.0 million. Under the terms of the Securities Purchase Agreement, IIP Life Science holds the right and obligation to purchase up to an aggregate of $170.0 million of IQHQ Preferred Stock, subject to the exercise of preemptive rights by existing IQHQ investors and certain other conditions. Our remaining investment in IQHQ Preferred Stock pursuant to the Securities Purchase Agreement is expected to be funded in multiple tranches commencing the second quarter of 2026 and continuing through the second quarter of 2027. IQHQ REIT may elect to delay or cancel scheduled funding dates under the terms of the Securities Purchase Agreement, which could affect the timing or total amount of our investment. We expect to fund the additional investments in IQHQ Preferred Stock with cash on hand, draws on our IIP Life Science Credit Facility and potential proceeds from future financing activities.
In connection with the initial closing of our investment in IQHQ Preferred Stock, we also became a lender under the IQHQ Revolving Credit Facility and funded our $100.0 million loan commitment using available cash on hand and borrowings under our Revolving Credit Facility. See the section above entitled “Business - 2025 Business Update - Life Science Investments” for a discussion of the terms of the IQHQ Credit Facility.
Notes Due 2026
In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of December 31, 2025. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating. As of December 31, 2025, the outstanding principal balance on our Notes due 2026 was $291.2 million and we plan to refinance these notes prior to maturity in May 2026.
ATM Program
We have an “at the market” equity offering program (“ATM Program”), pursuant to which we may offer and sell from time to time, including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. During the year ended December 31, 2025, we sold 1,016,852 shares of our Series A Preferred Stock for net proceeds of $24.1 million. As of December 31, 2025, shares of the Company’s common stock and Series A Preferred Stock having an aggregate offering price of up to $464.9 million remain available for offer and sale pursuant to the ATM Program.
Credit Facilities
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and was most recently amended in November 2024 to increase aggregate commitments for secured revolving loans to $87.5 million (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of (i) the prime rate plus an applicable margin based on deposits with the participating bank(s) ranging from 0.5% to 2.05% and (ii) 9.0%. At December 31, 2025, the interest rate was 9.0%. The Loan Agreement is subject to certain liquidity and operating covenants, including a debt service coverage ratio covenant, defined as the ratio of (i) consolidated EBITDA to (ii) debt service costs and required to be not less than 2.0 to 1.0, measured as of the end of each fiscal quarter. The Loan Agreement also includes customary representations and warranties, affirmative and negative covenants and events of default. Management believes it was in compliance with these covenants as of

December 31, 2025. As of December 31, 2025, there were $27.5 million of borrowings outstanding under the Revolving Credit Facility.
On October 3, 2025, our Operating Partnership and IIP Life Science entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in IQHQ Preferred Stock, the IQHQ Warrant, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility will bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month Secured Overnight Financing Rate ("SOFR"), as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.10%. At December 31, 2025, the interest rate was 6.1%. The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter. Management believes it was in compliance with these covenants as of December 31, 2025. As of December 31, 2025, outstanding borrowings under our IIP Life Science Credit Facility were $75.0 million.
Share Repurchase Program
We may voluntarily repurchase our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise. In March of 2025, our Board of Directors authorized the purchase of up to $100.0 million in shares of our common stock. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase plan are expected to be funded from existing cash balances and proceeds from the sale of the Company’s Series A Preferred Stock under its ATM Program. During the year ended December 31, 2025, 371,538 shares of common stock were repurchased and retired for $20.1 million under the share repurchase plan. The repurchase plan expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
We have filed a registration statement with the SEC allowing us, from time to time, to offer and sell common stock, preferred stock, warrants, debt securities of our Operating Partnership and other securities to the extent necessary or advisable to meet our liquidity needs.
Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2025, we declared cash dividends on our common stock totaling $7.60 per share, and cash dividends on our Series A Preferred Stock totaling $2.25 per share. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Notes due 2026, and make accretive new investments.

	Year Ended December 31,
	2025	2024	2023
Ordinary income distributions	$6.143200	$7.440000	$7.700000
Return of capital	0.626800	—	—
Total	$6.770000	$7.440000	$7.700000

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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

Payments Due by Year	Notes due 2026	Credit Facilities	Interest	Office Rent	Total
2026	$291,215	$27,500	$13,132	$543	$332,390
2027	—	—	4,639	45	4,684
2028	—	75,000	3,517	—	78,517
2029	—	—	—	—	—
2030	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	$291,215	$102,500	$21,288	$588	$415,591
As of December 31, 2025, we had (1) $120 million remaining on our commitment to purchase up to $170 million of IQHQ Preferred Stock which is scheduled to be funded in various installments by June 30, 2027, subject to extension options exercisable by IQHQ; (2) $6.5 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease; and (3) $0.2 million outstanding in commitments to fund the Construction Loan. The commitments discussed in this paragraph are excluded from the table of contractual obligations above as there is no explicit time frame for incurring the obligations, which generally may be requested from time to time, subject to satisfaction of certain conditions.
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
During the year ended December 31, 2025, the Company revised its presentation of Normalized FFO to include two adjustments related to income on seller-financed notes and deferred lease payments received on sales-type leases that were previously reflected in adjusted funds from operations (“AFFO”), which has been reflected for all periods presented. Management believes this change better aligns the Company’s presentation with its assessment of core operating performance and improves comparability with industry peers. Items included in calculating FFO that may be excluded in calculating Normalized FFO include certain transaction-related gains, losses, income or expense or other non-core amounts as they occur.
Management believes that adjusted funds from operations (“AFFO”) and AFFO per share are also appropriate supplemental measures of a REIT’s operating performance. We calculate AFFO by adjusting Normalized FFO for certain cash and non-cash items.
For the years ended December 31, 2024 and 2023, and for the three months ended March 31, 2024, FFO (diluted), Normalized FFO, AFFO and FFO, Normalized FFO and AFFO per diluted share include the dilutive impact of the assumed full exchange of the Exchangeable Senior Notes for shares of common stock.
For the three months ended September 30, 2024 and June 30, 2024, 25,352 shares and 20,713 shares, respectively, issuable upon vesting of the PSUs were dilutive, as the performance thresholds for vesting of these PSUs were met as measured as of the respective periods. No shares were issuable upon vesting of the PSUs for all other periods presented, as the performance thresholds for vesting of the PSUs were not met as measured as of the end of those respective periods.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders	$114,435	$159,857	$164,236
Real estate depreciation and amortization	74,068	70,807	67,194
Impairment loss on real estate	3,527	—	—
Loss on sale of real estate/(Disposition-contingent lease termination fee, net of loss on sale of real estate)(1)	326	(451)	—
FFO attributable to common stockholders (basic)	192,356	230,213	231,430
Cash and non-cash interest expense on Exchangeable Senior Notes	—	28	219
FFO attributable to common stockholders (diluted)	192,356	230,241	231,649
Litigation-related expense	2,008	788	2,480
Loss (gain) on exchange of Exchangeable Senior Notes	—	—	(22)
Loss (gain) on partial repayment of Notes due 2026	(32)	—	—
Income on seller-financed notes(2)	(835)	1,104	1,342
Deferred lease payments received on sales-type leases(3)	25	4,938	—
Normalized FFO attributable to common stockholders (diluted)	193,522	237,071	235,449
Stock-based compensation	10,132	17,317	19,581
Non-cash interest expense	1,999	1,664	1,375
Non-cash accretion of life science investments	(333)	—	—
Above-market lease amortization	92	92	92
AFFO attributable to common stockholders (diluted)	$205,412	$256,144	$256,497
FFO per common share – diluted	$6.78	$8.07	$8.20
Normalized FFO per common share – diluted	$6.82	$8.31	$8.33
AFFO per common share – diluted	$7.24	$8.98	$9.08
Weighted average common shares outstanding – basic	28,005,228	28,226,402	27,977,807
Restricted stock and RSUs	371,999	294,780	196,821
Dilutive effect of Exchangeable Senior Notes	—	9,468	81,169
Weighted average common shares outstanding – diluted	28,377,227	28,530,650	28,255,797
________________________________________________________
(1)For the year ended December 31, 2024, amount reflects the $3.9 million disposition-contingent lease termination fee received concurrently with the sale of our property in Los Angeles, California, net of the loss on sale of real estate of $3.4 million (see Note 6 “Investments in Real Estate” to our consolidated financial statements included in this report for more information).
(2)Positive amounts represent non-refundable cash payments received pursuant to two seller-financed notes issued by us in connection with our disposition of certain properties. As the transactions did not qualify for recognition as completed sales under GAAP, the payments were initially recorded as a deposit liability and included in other liabilities on our consolidated balance sheet. For the year ended December 31, 2025, the negative amount resulted from the recognition of $2.6 million of non-refundable cash payments received on the MIH Note as interest and other income in connection with the termination of the seller-financed note.
(3)Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our consolidated balance sheets as of December 31, 2025 and 2024, as the transaction did not qualify for recognition as a completed sale (see Note 2 “Lease Accounting” to our consolidated financial statements included in this report for more information). Prior to the lease modifications on January 1, 2024, which extended the initial lease terms, the leases were classified as operating leases and the lease payments received were recognized as rental revenue and therefore, included in net income attributable to common stockholders.

The tables below are reconciliations of quarterly net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the years ended December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended(1)
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Net income attributable to common stockholders	$30,705	$28,288	$25,146	$30,296
Real estate depreciation and amortization	18,538	18,639	18,500	18,391
Impairment loss on real estate	—	—	—	3,527
Loss on sale of real estate	326	—	—	—
FFO attributable to common stockholders (basic and diluted)	49,569	46,927	43,646	52,214
Litigation-related expense	585	604	413	406
Loss (gain) on partial repayment of Notes due 2026	—	—	—	(32)
Income on seller-financed notes(2)	223	(2,375)	1,164	153
Deferred lease payments received on sales-type leases(3)	—	—	5	20
Normalized FFO attributable to common stockholders (diluted)	50,377	45,156	45,228	52,761
Stock-based compensation	2,698	2,684	2,672	2,078
Non-cash interest expense	568	485	476	470
Non-cash accretion of life science investments	(333)	—	—	—
Above-market lease amortization	23	23	23	23
AFFO attributable to common stockholders (diluted)	$53,333	$48,348	$48,399	$55,332
FFO per common share – diluted	$1.75	$1.66	$1.54	$1.83
Normalized FFO per common share – diluted	$1.78	$1.60	$1.60	$1.85
AFFO per common share – diluted	$1.88	$1.71	$1.71	$1.94
Weighted average common shares outstanding – basic	27,913,384	27,912,881	27,924,092	28,275,549
Restricted stock and RSUs	390,146	390,719	393,601	312,473
Weighted average common shares outstanding – diluted	28,303,530	28,303,600	28,317,693	28,588,022

	Three Months Ended(1)
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net income attributable to common stockholders	$39,461	$39,651	$41,655	$39,090
Real estate depreciation and amortization	18,240	17,944	17,473	17,150
Disposition-contingent lease termination fee, net of loss on sale of real estate(4)	—	—	(451)	—
FFO attributable to common stockholders (basic)	57,701	57,595	58,677	56,240
Cash and non-cash interest expense on Exchangeable Senior Notes	—	—	—	28
FFO attributable to common stockholders (diluted)	57,701	57,595	58,677	56,268
Litigation-related expense	268	210	164	146
Income on seller-financed notes(2)	30	268	403	403
Deferred lease payments received on sales-type leases(3)	568	1,452	1,462	1,456
Normalized FFO attributable to common stockholders (diluted)	58,567	59,525	60,706	58,273
Stock-based compensation	4,315	4,316	4,371	4,315
Non-cash interest expense	456	419	401	388
Above-market lease amortization	23	23	23	23
AFFO attributable to common stockholders (diluted)	$63,361	$64,283	$65,501	$62,999
FFO per common share – diluted	$2.02	$2.02	$2.05	$1.98
Normalized FFO per common share – diluted	$2.05	$2.08	$2.12	$2.05
AFFO per common share – diluted	$2.22	$2.25	$2.29	$2.21
Weighted average common shares outstanding – basic	28,254,565	28,254,565	28,250,843	28,145,017
Restricted stock and RSUs	299,770	299,770	300,582	278,890
PSUs	—	25,352	20,713	—
Dilutive effect of Exchangeable Senior Notes	—	—	—	38,079
Weighted average common shares outstanding – diluted	28,554,335	28,579,687	28,572,138	28,461,986
________________________________________________________
(1)The sum of quarterly financial data may vary from annual data due to rounding and differences in the dilutive effect of potentially issuable shares of each reporting period.
(2)Positive amounts represent non-refundable cash payments received pursuant to two seller-financed notes issued by us in connection with our disposition of certain properties. As the transactions did not qualify for recognition as completed sales under GAAP, the payments were initially recorded as a deposit liability and included in other liabilities on our consolidated balance sheet. For the three months ended September 30, 2025, the negative amounts resulted from the recognition of $2.6 million of non-refundable cash payments received on the MIH Note as interest and other income in connection with the termination of the seller-financed note.
(3)Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our consolidated balance sheets as of December 31, 2025 and 2024, as the transaction did not qualify for recognition as a completed sale (see Note 2 “Lease Accounting” to our consolidated financial statements included in this report for more information). Prior to the lease modifications on January 1, 2024, which extended the initial lease terms, the leases were classified as operating leases and the lease payments received were recognized as rental revenue and therefore, included in net income attributable to common stockholders.
(4)Amount reflects the $3.9 million disposition-contingent lease termination fee received concurrently with the sale of our property in Los Angeles, California, net of the loss on sale of real estate of $3.4 million (see Note 6 “Investments in Real Estate” to our consolidated financial statements included in this report for more information)
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
Lease Accounting
We account for our leases as lessor under ASC 842, Leases, which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates relating to the unguaranteed residual value of the assets at the end of the non-cancelable lease term. A decrease of 5% in the estimated unguaranteed residual value of our properties would not change the lease classification of any new leases or leases that were modified during the year ended December 31, 2025.
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
We depreciate buildings and improvements where we are considered the owner for accounting purposes based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise judgment.
The determination of whether we are or the tenant is the owner of improvements for accounting purposes is subject to judgment. In making that determination, we consider numerous factors and perform a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include but are not limited to the following:
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
For each property where such an indicator occurred, we completed an impairment evaluation. During the year ended December 31, 2025, we recognized an impairment loss on real estate of $3.5 million related to one of our properties in Palm Springs, California which was under contract for sale. We completed the sale of the property in June 2025. For all other operating properties that were evaluated, we determined that the undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the year ended December 31, 2025. Significant adverse changes in the critical accounting estimates used in the impairment evaluation are required for the undiscounted cash flows over the holding period to be less than the carrying value of these properties as of December 31, 2025. No impairment losses were recognized for the year ended December 31, 2024 and 2023.
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
Interest Rate Risk
We are exposed to interest rate risk primarily through our variable-rate indebtedness, including amounts outstanding under our Revolving Credit Facility and our IIP Life Science Credit Facility. Borrowings under these facilities bear interest at variable rates based on the greater of prime rate or SOFR, as applicable, plus an applicable margin and stipulated rate. As a result, increases in market interest rates may increase our borrowing costs and adversely affect our results of operations and cash flows.
Our Notes due 2026 bear interest at a fixed rate of 5.50% per annum and therefore are not subject to variability in interest payments due to changes in market interest rates.

Our investments in IQHQ Preferred Stock and the IQHQ Credit Facility provide fixed cash and PIK returns and are not directly exposed to changes in prevailing market interest rates. However, to the extent these investments are funded with variable-rate indebtedness or other interest-sensitive capital sources, increases in interest rates may increase our cost of capital and reduce investment spreads.
We monitor our exposure to interest rate risk and may use a mix of fixed- and variable-rate debt to manage such exposure over time.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our interest rate sensitivity.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our Notes due 2026 bear interest at a fixed rate of 5.50% per annum until maturity. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. Our IIP Life Science Credit Facility bears interest at a variable rate based on the greater of SOFR and an applicable margin and a stipulated interest rate; therefore, if interest rates increase our required payments on any amounts outstanding under our IIP Life Science Credit Facility may also increase. At December 31, 2025, a 1% change in interest rates on our variable-rate debts would change our interest expense by $1.0 million.
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
As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, our management has evaluated, under supervision of the audit committee of the board of directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2025 (the end of the period covered by this Annual Report).
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2025, were effective. BDO USA, P.C. has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Innovative Industrial Properties, Inc.
Park City, Utah
Opinion on Internal Control over Financial Reporting
We have audited Innovative Industrial Properties, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule, and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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
/s/ BDO USA, P.C.
San Diego, California
February 24, 2026

ITEM 9B. OTHER INFORMATION
(b) Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers, corporate governance and our insider trading policy required by Item 10 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Additional Information Regarding the Board and Corporate Governance — Audit Committee” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “Delinquent Section 16(a) Report” will be included in the Proxy Statement to be filed relating to Innovative Industrial Properties, Inc.’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Information About our Executive Officers and Directors
Our executive officers as of February 24, 2026, along with their positions and offices held with the Company, are as follows:

Name	Position
Alan Gold	Executive Chairman and Director
Paul Smithers	President, Chief Executive Officer and Director
David Smith	Chief Financial Officer and Treasurer
In addition to Messrs. Gold and Smithers, our directors as of February 24, 2026, and their principal occupations or current employment are as follows:

Name	Position
Gary Kreitzer	Retired Executive Vice President and General Counsel; Co-Founder of three publicly traded REITs
David Boyle	Vice President of Finance at AST SpaceMobile, Inc.
Scott Shoemaker	Practicing orthopedic surgeon for Kaiser Permanente
Code of Ethics and Code of Conduct
We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on the "Investors" section of our website (www.innovativeindustrialproperties.com), through the "Governance Documents" link under the "Governance" heading. We do not incorporate the information on our website into this Annual Report on Form 10-K and you should not consider any such information that can be accessed through our website as part of this Annual Report. We intend to disclose any amendments to certain provisions of our Code of Business Conduct and Ethics, or any waivers of those provisions, as required by the listing rules of the New York Stock Exchange, the rules and regulations of the SEC and applicable law on our website promptly following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management, our equity compensation plans and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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
4.2
Indenture, dated as of May 25, 2021, among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP, the Subsidiary Guarantors set forth on the signature page thereto, Argent Institutional Trust Company, as trustee (as successor-in-interest to GLAS Trust Company LLC), and Securities Transfer Corporation, as registrar (as successor-in-interest to GLAS Trust Company LLC), including the form of 5.50% Senior Note due 2026.(5)

4.3	Innovative Industrial Properties, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.(17)
10.1	Agreement of Limited Partnership of IIP Operating Partnership, LP.(4)
10.2+	2016 Omnibus Incentive Plan.(4)
10.3+	Form of Restricted Stock Award Agreement for Officers.(6)
10.4+	Form of Restricted Stock Award Agreement for Directors.(6)
10.5+	Form of Restricted Stock Unit Award Agreement.(7)
10.6+	Form of 2021 Performance Share Unit Award Agreement.(8)
10.6+	Form of 2022 Performance Share Unit Award Agreement.(9)
10.7+	Form of Indemnification Agreement between Innovative Industrial Properties, Inc. and each of its Directors and Officers.(4)
10.8+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Alan Gold.(10)
10.9+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Paul Smithers.(10)
10.10+	Severance and Change of Control Agreement dated as of January 18, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Brian Wolfe.(10)
10.11+	Severance and Change of Control Agreement dated as of June 7, 2017 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and Catherine Hastings.(11)
10.12+	Severance and Change of Control Agreement dated as of March 29, 2023 among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP and David Smith.(12)
10.13+	Director Compensation Policy.(8)
10.14+	Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan.(13)
10.15
Registration Rights Agreement, dated as of May 25, 2021, among Innovative Industrial Properties, Inc., IIP Operating Partnership, LP, the Subsidiary Guarantors set forth on the signature page thereto and BTIG, LLC, as representative of the initial purchasers.(5)

10.16**	Securities Purchase Agreement, dated August 6, 2025, by and among IIP Operating Partnership, IQHQ Holdings, LP, and IQHQ, Inc.(14)
10.17	Warrant, dated September 30, 2025, to purchase Class A-3 Units of IQHQ Holdings, LP.(15)
10.18**
Amendment and Restatement Agreement, dated September 30, 2025, by and among IQHQ, LP, as borrower, IQHQ, Inc., as parent guarantor, Acquiom Agency Service, LLC, as administrative and collateral agent, IIP Life Science Investments, LLC, as lender, and the other lender parties thereto.(15)

10.19	Right of First Offer Letter, dated September 30, 2025, by and among, IIP Life Science, IQHQ, Inc. IQHQ Holdings, LP.(15)
10.20**	Loan Agreement, dated October 23, 2023, as amended, between IIP Operating Partnership, LP and East West Bank, as agent, sole lead arranger, and sole bookrunner.(15)
10.21**
Loan Agreement, dated October 3, 2025, by and among IIP Operating Partnership, LP, the guarantors party thereto, the lenders party thereto, and East West Bank, as agent, sole lead arranger, and sole bookrunner.(16)

19.1	Innovative Industrial Properties, Inc. Insider Trading Compliance Program,(17)
21.1	List of Subsidiaries of Innovative Industrial Properties, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Innovative Industrial Properties, Inc. Compensation Recovery Policy.(18)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________
**Certain schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+Indicates management contract or compensatory plan.
(1)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020.
(2)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 24, 2024.
(3)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on December 8, 2022.
(4)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-214148), filed with the SEC on November 17, 2016.
(5)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2021.
(6)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Registration Statement on Form S-8 (File No. 333-214919), filed with the SEC on December 6, 2016.
(7)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2020.
(8)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2021.
(9)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 12, 2022.
(10)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2017.
(11)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2017.
(12)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on March 30, 2023.
(13)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2019.
(14)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2025.
(15)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on October 2, 2025.
(16)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2025.
(17)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on February 21, 2025.
(18)Incorporated herein by reference to Innovative Industrial Properties, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2024.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.

By:	/s/ Paul Smithers
Paul Smithers
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ David Smith
David Smith
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Andy Bui
Andy Bui
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Dated February 23, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan Gold	Executive Chairman	February 23, 2026
Alan Gold

/s/ Gary Kreitzer	Vice Chairman	February 23, 2026
Gary Kreitzer

/s/ Paul Smithers	President, Chief Executive Officer and	February 23, 2026
Paul Smithers	Director

/s/ David Boyle	Director	February 23, 2026
David Boyle

/s/ Scott Shoemaker	Director	February 23, 2026
Scott Shoemaker

INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS
Innovative Industrial Properties, Inc.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Innovative Industrial Properties, Inc.
Park City, Utah
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Innovative Industrial Properties, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2026 expressed an unqualified opinion thereon.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant outstanding debt obligation that matures within one year of the issuance date of the consolidated financial statements that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Acquisitions - Fair Value of Assets Acquired
As described in Note 6 to the consolidated financial statements, the Company completed one real estate property acquisition, which totaled approximately $7.9 million during the year ended December 31, 2025. As described in Note 2 to the consolidated financial statements, the assets acquired are initially measured based upon their relative fair values. The Company may engage third-party valuation specialists to assist in the estimation of the fair value of land by reviewing comparable sales within the same submarket and/or region, and the estimation of the fair value of buildings and improvements as if the property was vacant utilizing a direct capitalization approach and takes into consideration current replacement costs and other relevant market data.
We identified the estimation of the fair values used in the allocation of the land and buildings and improvements acquired for the 2025 property acquisition as a critical audit matter. The principal considerations for our determination included significant judgments used to evaluate certain assumptions used in the fair values of land and buildings and improvements acquired, including the comparable sales of land, and current replacement cost of the buildings and improvements for the real estate asset acquisition. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skills in valuation to assist in the evaluation of the fair values used in the allocation of land and buildings and improvements acquired, including the comparable sales of land, and current replacement cost of the buildings and improvements taking into consideration the comparison of these assumptions to market data.
Life Science Investments– Identification of Financial Instruments
As described in Note 7 to the consolidated financial statements, the Company entered into a securities purchase agreement to purchase up to $170.0 million of Series G Cumulative Redeemable Preferred Stock (“IQHQ Preferred Stock”) of IQHQ, Inc. (“IQHQ”), together with corresponding warrants to purchase common equity units of IQHQ (“IQHQ Warrant”), and became a member of a lender syndicate, funding its $100.0 million commitment to IQHQ (“IQHQ Credit Facility”). In evaluating the securities purchase agreement, the Company identified the following financial instruments: IQHQ Preferred Stock, IQHQ Warrant, forward contract, and IQHQ Credit Facility to allocate the total consideration of their investment.
We identified the evaluation for the identification of financial instruments related to the securities purchase agreement as a critical audit matter. Auditing the Company’s evaluation of the identification of financial instruments within the agreement involved especially complex auditor judgment, including the extent of effort and expertise needed.
The primary procedures we performed to address this critical audit matter included:
•Utilizing firm personnel with expertise in the relevant technical accounting to assist in (i) evaluating relevant terms of the relevant agreement in relation to the appropriate accounting literature and (ii) assessing the appropriateness of conclusions reached by the Company.
Life Science Investments- Fair Value of Financial Instruments
As described in Notes 2 and 10 to the consolidated financial statements, life science investments consist of an investment in the IQHQ Preferred Stock, the IQHQ Warrant, forward contract and IQHQ Credit Facility, which are initially measured based upon their relative fair values and allocated among the total consideration. The Company engaged a third-party valuation specialist to assist in the estimation of the fair value of the financial instruments using various models.
We identified the estimation of the fair values used in the allocation of the financial instruments for the life science investments as a critical audit matter. Auditing certain assumptions used in the estimation of the fair values, such as discount rates and volatility, involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•Utilizing personnel with specialized knowledge and skills in valuation to assist in assessing the reasonableness of certain assumptions, such as discount rates and volatility, using relevant market data.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2016.
San Diego, California
February 24, 2026

Innovative Industrial Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	December 31, 2025	December 31, 2024
Real estate, at cost:
Land	$146,320	$146,772
Buildings and improvements	2,269,597	2,230,807
Construction in progress	40,593	62,393
Total real estate, at cost	2,456,510	2,439,972
Less accumulated depreciation	(343,062)	(271,190)
Net real estate held for investment	2,113,448	2,168,782
Life science investments	152,665	—
Construction loan receivable	22,800	22,800
Cash and cash equivalents	47,597	146,245
Investments	—	5,000
Right of use office lease asset	509	946
In-place lease intangible assets, net	6,366	7,385
Other assets, net	27,473	26,889
Total assets	$2,370,858	$2,378,047

Liabilities and stockholders’ equity
Liabilities:
Notes due 2026, net	$290,602	$297,865
Revolving credit facilities	102,500	—
Building improvements and construction funding payable	2,964	10,230
Accounts payable and accrued expenses	10,870	10,561
Dividends payable	54,913	54,817
Rent received in advance and tenant security deposits	50,307	57,176
Other liabilities	10,698	11,338
Total liabilities	522,854	441,987
Commitments and contingencies (Notes 6, 7 and 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, liquidation preference of $25.00 per share, 2,019,525 and 1,002,673 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	47,780	23,632
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,022,975 and 28,331,833 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	2,113,184	2,124,113
Dividends in excess of earnings	(312,988)	(211,713)
Total stockholders’ equity	1,848,004	1,936,060
Total liabilities and stockholders’ equity	$2,370,858	$2,378,047
See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Rental (including tenant reimbursements)	$265,486	$306,936	$307,349
Other	469	1,581	2,157
Total revenues	265,955	308,517	309,506

Expenses:
Property expenses	30,177	28,472	24,893
General and administrative expense	33,735	37,444	42,832
Depreciation and amortization expense	74,068	70,807	67,194
Impairment loss on real estate	3,527	—	—
Total expenses	141,507	136,723	134,919
Gain (loss) on sale of real estate	(326)	(3,449)	—
Income from operations	124,122	168,345	174,587
Interest and other income	14,320	10,988	8,446
Interest expense	(20,195)	(17,672)	(17,467)
Gain (loss) on exchange of Exchangeable Senior Notes	—	—	22
Net income	118,247	161,661	165,588
Preferred stock dividends	(3,812)	(1,804)	(1,352)
Net income attributable to common stockholders	$114,435	$159,857	$164,236
Net income attributable to common stockholders per share (Note 9):
Basic	$3.98	$5.58	$5.82
Diluted	$3.93	$5.52	$5.77
Weighted-average shares outstanding:
Basic	28,005,228	28,226,402	27,977,807
Diluted	28,377,227	28,530,650	28,255,797
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	600,000	$14,009	27,972,830	$28	$2,065,248	$(117,392)	$1,961,893
Net income	—	—	—	—	—	165,588	165,588
Exchange of Exchangeable Senior Notes	—	—	32,200	—	1,964	—	1,964
Issuance of common stock, net of issuance costs	—	—	101,061	—	9,564	—	9,564
Preferred stock dividend	—	—	—	—	—	(1,352)	(1,352)
Common stock dividend	—	—	—	—	—	(203,698)	(203,698)
Issuance of unvested restricted stock, net of forfeitures	—	—	34,800	—	(568)	—	(568)
Stock-based compensation	—	—	—	—	19,581	—	19,581
Balance, December 31, 2023	600,000	14,009	28,140,891	28	2,095,789	(156,854)	1,952,972
Net income	—	—	—	—	—	161,661	161,661
Exchange of Exchangeable Senior Notes	—	—	28,408	—	—	—	—
Issuance of preferred stock, net of issuance costs	402,673	9,623	—	—	—	—	9,623
Issuance of common stock, net of issuance costs	—	—	123,224	—	11,757	—	11,757
Preferred stock dividend	—	—	—	—	—	(1,804)	(1,804)
Common stock dividend	—	—	—	—	—	(214,716)	(214,716)
Issuance of unvested restricted stock, net of forfeitures	—	—	39,310	—	(750)	—	(750)
Stock-based compensation	—	—	—	—	17,317	—	17,317
Balance, December 31, 2024	1,002,673	23,632	28,331,833	28	2,124,113	(211,713)	1,936,060
Net income	—	—	—	—	—	118,247	118,247
Issuance of preferred stock, net of issuance costs	1,016,852	24,148	—	—	—	—	24,148
Repurchase of common stock	—	—	(371,538)	—	(20,108)	—	(20,108)
Preferred stock dividend	—	—	—	—	—	(3,812)	(3,812)
Common stock dividend	—	—	—	—	—	(215,799)	(215,799)
Issuance of unvested restricted stock, net of forfeitures	—	—	56,901	—	(792)	—	(792)
Conversion of restricted stock units into common stock, net of forfeitures	—	—	5,779	—	(161)	89	(72)
Stock-based compensation	—	—	—	—	10,132	—	10,132
Balance, December 31, 2025	2,019,525	$47,780	28,022,975	$28	$2,113,184	$(312,988)	$1,848,004
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$118,247	$161,661	$165,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	74,068	70,807	67,194
Impairment loss on real estate	3,527	—	—
Loss (gain) on exchange of Exchangeable Senior Notes	—	—	(22)
Loss (gain) on sale of real estate	326	3,449	—
Other non-cash adjustments	(275)	103	111
Paid-in-kind dividends and interest income on life science investments	(826)	—	—
Stock-based compensation	10,132	17,317	19,581
Amortization of discounts on investments	—	(506)	(3,198)
Amortization of debt discount and issuance costs	1,999	1,669	1,371
Changes in assets and liabilities
Other assets, net	(1,286)	126	352
Accounts payable, accrued expenses and other liabilities	(854)	6,002	3,924
Rent received in advance and tenant security deposits	(6,869)	(2,182)	642
Net cash provided by (used in) operating activities	198,189	258,446	255,543

Cash flows from investing activities
Investments in real estate	(7,857)	(18,666)	(34,906)
Investments in life science financial instruments	(150,251)	—	—
Proceeds from sale of real estate assets	2,239	9,100	—
Funding of draws for improvements and construction	(23,432)	(63,084)	(150,088)
Funding of construction loan and other investments	—	(800)	(3,979)
Purchases of short-term investments	(5,258)	(45,110)	(111,872)
Maturities of short-term investments	10,258	62,564	294,057
Net cash provided by (used in) investing activities	(174,301)	(55,996)	(6,788)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	11,757	9,564
Repurchase of common stock	(20,108)	—	—
Issuance of preferred stock, net of issuance costs	24,148	9,623	—
Draws on revolving credit facilities	155,000	—	—
Repayments on revolving credit facilities	(52,500)	—	—
Principal payment on debt	(8,697)	(4,436)	—
Payment of deferred financing costs	—	(567)	(561)
Dividends paid to common stockholders	(216,275)	(211,953)	(202,711)
Dividends paid to preferred stockholders	(3,240)	(1,578)	(1,352)
Taxes paid related to net share settlement of equity awards	(864)	(750)	(568)
Net cash provided by (used in) financing activities	(122,536)	(197,904)	(195,628)
Net increase (decrease) in cash, cash equivalents and restricted cash	(98,648)	4,546	53,127
Cash, cash equivalents and restricted cash, beginning of year	146,245	141,699	88,572
Cash, cash equivalents and restricted cash, end of year	$47,597	$146,245	$141,699

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of interest capitalized	$17,412	$16,051	$16,125
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$2,207	$9,722	$8,385
Deposits applied for acquisitions	—	—	250
Accrual for common and preferred stock dividends declared	54,913	54,817	51,827
Reclassification from other assets to real estate held for investment	—	3,152	—
Exchange of Exchangeable Senior Notes for common stock	—	—	2,000
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
2. Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements
Basis of Presentation. The consolidated financial statements, which include all of the accounts of the Company, are presented in accordance with U.S. generally accepted accounting principles ("GAAP").
Going Concern. Management is required under Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern ("ASC 205-40") to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. This evaluation includes an assessment of the Company's liquidity needs to satisfy upcoming debt obligations.
As of December 31, 2025, the outstanding principal balance on the Notes due 2026 (as defined in Note 8), which matures in May 2026, was $291.2 million. The Company currently does not have sufficient liquidity to satisfy this obligation at maturity.
Management is actively evaluating alternatives to address the maturity of the Notes due 2026, which may include refinancing the existing indebtedness or raising additional capital combined with existing cash resources to retire the obligation. Although management believes that it is more likely than not that the Company will be able to address the maturity of the Notes due 2026, guidance issued under ASC 205-40 requires that management not conclude that such an outcome is "probable" if, among other factors, the outcome is not within control of the Company. Because no such refinancing or capital transactions have closed, such outcomes are not solely within the control of the Company and therefore, management is unable to conclude that such an outcome is probable. Accordingly, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year following the date of issuance of these consolidated financial statements.
The failure to retire or refinance the Notes due 2026 could lead to an event of default, which would have a material adverse effect on the Company’s financial condition.
The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Reportable Segments. We define our reportable segments based on the manner in which our chief operating decision maker ("CODM") makes key operating decisions, evaluates financial performance, allocates resources and manages our business. This approach aligns with our internal reporting structure and reflects the economic characteristics and nature of our operations. During the year ended December 31, 2025, based on changes in the manner in which the Company's CODM evaluates operating performance and allocates resources, the Company determined that it has two reportable segments: Cannabis Portfolio and Life Science Portfolio. Certain costs that are not associated with the ongoing operations, including general corporate expense, are not allocated to the reportable segments. See Note 13 “Segment Information” for additional information.

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
Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of both December 31, 2025 and 2024, acquisitions of $16.8 million, respectively, have been recognized as notes receivable and are included in other assets, net on our consolidated balance sheets. During the year ended December 31, 2024, a $3.2 million acquisition of real estate which previously did not satisfy the requirements for sale-leaseback accounting was reclassified to real estate held for investment as the requirements for sale-leaseback accounting were satisfied.
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
Amounts capitalized are depreciated on a straight-line basis over the estimated useful lives determined by management. We depreciate buildings and improvements based on our evaluation of the estimated useful life of each specific asset, not to exceed 40 years. For the years ended December 31, 2025, 2024 and 2023, we recognized depreciation expense of $73.0 million, $69.9 million and $66.3 million, respectively, which are included in depreciation and amortization expense in our consolidated statements of income. We depreciate office equipment and furniture and fixtures on a straight-line basis over the estimated useful lives ranging from three to seven years. We depreciate the leasehold improvements at our corporate office on a straight-line basis over the shorter of the estimated useful lives or the remaining lease term. Depreciation expense relating to our corporate assets is included in general and administrative expense in our consolidated statements of income.
Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise judgment. Project costs that are clearly associated with the acquisition and development or redevelopment of a real estate project, for which we are the accounting owner, are capitalized as a cost of that project. Expenditures that meet one or more of the following criteria generally qualify for capitalization:
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
During the year ended December 31, 2025, we recognized an impairment loss on real estate of $3.5 million related to one of our properties in Palm Springs, California, which was under contract for sale and sold in June 2025. No impairment losses were recognized during the years ended December 31, 2024 and 2023.

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
For the years ended December 31, 2025, 2024 and 2023, rental revenue included the application of $6.6 million, $7.7 million and $8.7 million of security deposits for contractual rent with certain tenants.
Life Science Investments. Life science investments consist of an investment in the IQHQ Preferred Stock (as defined in Note 7 "Life Science Investments"), which also includes the IQHQ Warrant (as defined in Note 7) and related financial instruments. Life science investments also consist of an investment in the IQHQ Credit Facility (as defined in Note 7), which was funded in connection with the investments in the IQHQ Preferred Stock and IQHQ Warrant and were, therefore, evaluated together and initially measured based on relative fair value (see Note 10 "Fair Value of Financial Instruments").
The Company does not have significant influence over IQHQ (as defined in Note 7), and the investments in the equity securities of IQHQ do not have a readily determinable fair value. As such, the investments in the equity securities of IQHQ are carried under the measurement alternative of ASC 321, Investments - Equity Securities, which is cost (as initially measured based on relative fair value), less impairment and adjusted for observable price changes in orderly transactions for identical or similar investment of the same issuer. As of December 31, 2025, there were no impairments or adjustments to the carrying value of the investments in the equity securities of IQHQ as a result of observable price changes. Dividend income on the investment in the IQHQ Preferred Stock is recognized on an accrual basis and is included in interest and other income in our consolidated statements of income.
The investment in the IQHQ Credit Facility is recorded at amortized cost (as initially measured based on relative fair value) and is evaluated for current expected credit loss using relevant information from internal and external sources, current conditions and reasonable and supportable forecasts in accordance with ASC 326, Financial Instruments - Credit Losses ("CECL Standard"). No allowance for credit losses has been recorded as of December 31, 2025. Interest income on the investment in the IQHQ Credit Facility is recognized using the effective interest method over the estimated life of the note and is included in interest and other income in our consolidated statements of income.
Construction Loan. In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $23.0 million for the development of a regulated cannabis cultivation and processing facility in California (the "Construction Loan"). We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. As of both December 31, 2025 and 2024, we had funded $22.8 million, respectively, of the Construction Loan. The Construction Loan is recorded at the amount funded and is evaluated for current expected credit loss in accordance with CECL Standard. No allowance for credit losses has been recorded as of December 31, 2025. Interest income on the Construction Loan is recognized on a cash basis and is included in interest and other income in our consolidated statements of income. The borrower exercised the option to extend the maturity date to December 31, 2026 with the satisfaction of certain conditions.
Cash and Cash Equivalents. We consider all highly-liquid investments with original maturities of 90 days or less to be cash equivalents, which is comprised of short-term money market funds, obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of less than or equal to 90 days.
Restricted Cash. Restricted cash related to cash held in escrow accounts for future draws for improvements for tenants in accordance with certain lease agreements. The Company had no restricted cash balance as of December 31, 2025 and 2024.

Investments. Investments consist of short-term obligations of the U.S. government and certificates of deposit with an original maturity at the time of purchase of greater than 90 days. Investments in obligations of the U.S. government are classified as held-to-maturity and stated at amortized cost. Investments in certificates of deposit are classified as held-to-maturity and stated at cost. Investment income is included in interest and other income in our consolidated statements of income.
Deferred Financing Costs. The deferred financing costs relating to our Notes due 2026 are included as a reduction in the net book value of the related liability on our consolidated balance sheets. These costs are amortized as non-cash interest expense using the effective interest method over the life of the related obligations. Deferred financing costs relating to our Revolving Credit Facility and Life Science Credit Facility (as defined in Note 8 "Debt") are included in other assets, net in our consolidated balance sheets. These costs are being amortized on a straight-line basis and recognized as non-cash interest expense over the remaining term of the Revolving Credit Facility and Life Science Credit Facility.
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
The right-of-use asset is measured based on the corresponding lease liability. We did not incur any initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. For each of the years ended December 31, 2025, 2024 and 2023, we recognized office lease expense of $0.5 million, which are included in general and administrative expense in our consolidated statements of income. For each of the years ended December 31, 2025, 2024 and 2023, amounts paid and classified as operating activities in our consolidated statements of cash flows for the office lease were $0.5 million.
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
Lease amendments are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease. In January 2024, the lease modifications for two of our leases to extend the initial term of each lease changed the lease classification from operating lease to sales-type lease that did not satisfy all the criteria for recognition as a completed sale. Accordingly, we continue to recognize the underlying assets within net real estate held for investment and all lease payments received, as well as any future lease payments, will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheets until certain criteria are met. As of December 31, 2025, we have received lease payments of $5.0 million that have been included in other liabilities on our consolidated balance sheets. The underlying assets’ land and building and improvements had a gross carrying value of $4.1 million and $28.9 million, respectively, and accumulated depreciation of $4.4 million as of December 31, 2025.
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
Concentration of Credit Risk. As of December 31, 2025, we owned 111 properties located in 19 states. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.
The following tables set forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the years ended December 31, 2025, 2024 and 2023, including tenant reimbursements:

	For the Year Ended December 31, 2025
	Number of Leases	Percentage of Rental Revenue
Ascend Wellness Holdings, Inc. ("Ascend")	4	12%
Green Thumb Industries, Inc. ("Green Thumb")	3	9%
Curaleaf Holdings, Inc. ("Curaleaf")	8	8%
Trulieve, Inc. ("Trulieve")	6	8%
The Cannabist Company	21	8%

	For the Year Ended December 31, 2024
	Number of Leases	Percentage of Rental Revenue
PharmaCann Inc. ("PharmaCann")(1)	11	17%
Ascend	4	11%
Green Thumb	3	8%
Holistic Industries, Inc. ("Holistic")	5	7%
Curaleaf	8	7%

	For the Year Ended December 31, 2023
	Number of Leases	Percentage of Rental Revenue
PharmaCann(1)	11	15%
Ascend	4	10%
Green Thumb	3	8%
SH Parents, Inc. ("Parallel")(2)	4	7%
Curaleaf	8	7%
________________________________________________________
(1)See Note 6 "Investment in Real Estate - Lease Amendments" for further information about the leases with PharmaCann.
(2)We regained possession of two properties previously leased to Parallel in Texas and Pennsylvania in 2024.
In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
Geographic Concentration
As of December 31, 2025, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of December 31, 2025. As of December 31, 2024, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of December 31, 2024.
Financial Instruments
Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, notes and interest receivable, and investments in the IQHQ Preferred Stock and IQHQ Warrant.
Concentration of credit risk relating to notes and interest receivable, IQHQ Preferred Stock and IQHQ Warrant investments are managed by the Company through portfolio monitoring and performing due diligence prior to origination or acquisition. As of December 31, 2025, the Company had invested $100.0 million into the IQHQ Credit Facility and $50.0 million into the IQHQ Preferred Stock and IQHQ Warrant, representing a significant concentration of credit risk. The Company monitors IQHQ’s credit quality and enforces collateral rights under the credit agreement.
We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2025, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.
3. Common Stock
As of December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,022,975 shares of common stock issued and outstanding.

In May 2024, we terminated the previously existing "at-the-market" offering program (the "Prior ATM Program") and entered into new equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”), including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. See Note 4 “Preferred Stock” for information regarding the sale of Series A Preferred Stock under the ATM Program.
No shares of common stock were issued pursuant to the ATM Program during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, we sold 123,224 shares and 101,061 shares of our common stock pursuant to the Prior ATM Program for net proceeds of $11.8 million and $9.6 million, respectively.
During the year ended December 31, 2024, we issued 28,408 shares of our common stock upon exchange by holders of $4.3 million of outstanding principal amount of our Exchangeable Senior Notes.
During the year ended December 31, 2023, we issued 32,200 shares of our common stock upon exchange by holders of approximately $2.0 million of outstanding principal amount of our Exchangeable Senior Notes.
In March 2025, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The repurchase program expires on March 17, 2026, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion. During year ended December 31, 2025, we repurchased and retired 371,538 shares of common stock for $20.1 million. No shares of common stock were repurchased and retired during the years ended December 31, 2024 and 2023.
4. Preferred Stock
As of December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were 2,019,525 shares issued and outstanding of 9.00% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
During the year ended December 31, 2025, we sold 1,016,852 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $24.1 million.
During the year ended December 31, 2024, we sold 402,673 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $9.6 million.
No shares of our Series A Preferred Stock were sold during the year ended December 31, 2023.

5. Dividends
The following table describes the dividends declared by the Company during the years ended December 31, 2025, 2024 and 2023:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 15, 2023	Common stock	$1.80	March 31, 2023	April 14, 2023	$50,725
March 15, 2023	Series A preferred stock	$0.5625	March 31, 2023	April 14, 2023	$338
June 15, 2023	Common stock	$1.80	June 30, 2023	July 14, 2023	$50,742
June 15, 2023	Series A preferred stock	$0.5625	June 30, 2023	July 14, 2023	$338
September 15, 2023	Common stock	$1.80	September 30, 2023	October 13, 2023	$50,742
September 15, 2023	Series A preferred stock	$0.5625	September 30, 2023	October 13, 2023	$338
December 15, 2023	Common stock	$1.82	December 31, 2023	January 12, 2024	$51,489
December 15, 2023	Series A preferred stock	$0.5625	December 31, 2023	January 12, 2024	$338
March 15, 2024	Common stock	$1.82	March 31, 2024	April 15, 2024	$51,957
March 15, 2024	Series A preferred stock	$0.5625	March 31, 2024	April 15, 2024	$338
June 14, 2024	Common stock	$1.90	June 30, 2024	July 15, 2024	$54,253
June 14, 2024	Series A preferred stock	$0.5625	June 30, 2024	July 15, 2024	$338
September 13, 2024	Common stock	$1.90	September 30, 2024	October 15, 2024	$54,253
September 13, 2024	Series A preferred stock	$0.5625	September 30, 2024	October 15, 2024	$564
December 13, 2024	Common stock	$1.90	December 31, 2024	January 15, 2025	$54,253
December 13, 2024	Series A preferred stock	$0.5625	December 31, 2024	January 15, 2025	$564
March 14, 2025	Common stock	$1.90	March 31, 2025	April 15, 2025	$54,463
March 14, 2025	Series A preferred stock	$0.5625	March 31, 2025	April 15, 2025	$781
June 13, 2025	Common stock	$1.90	June 30, 2025	July 15, 2025	$53,783
June 13, 2025	Series A preferred stock	$0.5625	June 30, 2025	July 15, 2025	$878
September 15, 2025	Common stock	$1.90	September 30, 2025	October 15, 2025	$53,776
September 15, 2025	Series A preferred stock	$0.5625	September 30, 2025	October 15, 2025	$1,017
December 15, 2025	Common stock	$1.90	December 31, 2025	January 15, 2026	$53,777
December 15, 2025	Series A preferred stock	$0.5625	December 31, 2025	January 15, 2026	$1,136
6. Investments in Real Estate
Acquisitions
The Company made the following acquisitions during the year ended December 31, 2025 (dollars in thousands):

Property	Market	Closing Date	Rentable Square Feet(1)	Initial Purchase Price	Transaction Costs	Total
Harvard Place	Maryland	February 20, 2025	22,000	$7,750	$107	$7,857
Total			22,000	$7,750	$107	$7,857	(2)
________________________________________________________
(1)Includes expected rentable square feet at completion of construction at the property.
(2)$0.6 million was allocated to land and $7.2 million was allocated to building and improvements.
Acquired In-Place Lease Intangible Assets
In-place lease intangible assets and related accumulated amortization as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025	December 31, 2024
In-place lease intangible assets	$9,757	$9,979
Accumulated amortization	(3,391)	(2,594)
In-place lease intangible assets, net	$6,366	$7,385
Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our consolidated statements of income was $1.0 million, $0.9 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The remaining weighted-average amortization period of the value of acquired in-place leases was 7.7 years, and the estimated annual amortization of the value of the acquired in-place leases as of December 31, 2025 is as follows (in thousands):

Year	Amount
2026	$844
2027	844
2028	844
2029	844
2030	844
Thereafter	2,146
Total	$6,366
Above-Market Lease
The above-market lease and related accumulated amortization included in other assets, net on our consolidated balance sheets as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025	December 31, 2024
Above-market lease	$1,054	$1,054
Accumulated amortization	(371)	(279)
Above-market lease, net	$683	$775
The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of 7.5 years. For all three years ended December 31, 2025, 2024 and 2023, the amortization of the above-market lease was $0.1 million. As of December 31, 2025, the amortization for each of the next five years is $0.1 million and $0.2 million thereafter.
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
In March 2025, PharmaCann defaulted on its obligations to pay rent for the month of March under nine of its eleven leases for properties located in New York, Illinois, Pennsylvania, Ohio, and Colorado and therefore, all modifications to our leases with PharmaCann described above became null and void and the leases reverted to the terms in effect as of January 1, 2025. In April 2025, the lease for the cultivation property in Michigan was terminated concurrently with the execution of a new lease with a new tenant. In August 2025, the lease for the cultivation property in Massachusetts was terminated and we took back possession of the property. In December 2025, the lease for the cultivation property in Illinois was terminated and we took back possession of the property.
In March 2025, we amended our lease with a subsidiary of AYR Wellness, Inc. at one of our Florida properties to reduce the improvement allowance by $2.5 million to $27.5 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.
New Leases
In November 2025, we executed a new lease with a tenant at our property located at 19533 McLane Street in Palm Springs, California.
In November 2025, we executed a new lease with OCS Holliston LLC, a subsidiary of Perpetual Brand, at our property located at 465 Hopping Brook Road, Holliston, Massachusetts.
Capitalized Costs
Including all of our properties, during the year ended December 31, 2025, we capitalized costs of $15.9 million relating to improvements and construction activities at our properties.
Property Dispositions
In March 2023, we sold the portfolio of four properties in California for $16.2 million (excluding transaction costs) and provided a secured loan for $16.1 million to the buyer of the properties. The loan was set to mature on February 29, 2028 with two options to extend the maturity for twelve months, conditional in each instance on the payment of an extension fee and at least $0.5 million of the principal balance. The loan was interest only and payments were payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we did not derecognize the assets transferred on our consolidated balance sheets and all considerations received to date from the buyer have been recognized as a deposit liability and included in other liabilities on our consolidated balance sheets until such time the criteria for recognition as a sale have been met or the agreement is terminated. We declared this loan in default in March 2025 due to borrower's failure to pay interest and reimbursement for taxes. In September 2025, due to borrower's continued default and voluntary surrender, we took back possession and ownership of the properties through a deed in lieu of foreclosure. In connection with the termination of the agreement, we recognized $2.7 million of consideration received to date as interest and other income on our consolidated statements of income for the year ended December 31, 2025.
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
In April 2025, we sold a property in Michigan for $9.0 million (excluding transaction costs) and provided a secured loan for $8.5 million to the buyer of the property. The loan matures on April 24, 2028 with an option to extend the maturity for twelve months, conditional on the payment of an extension fee. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred and the land and building and improvements with a gross carrying value of $0.4 million and $9.6 million, respectively, and accumulated depreciation of $2.1 million as of December 31, 2025, remain on the consolidated balance sheet, and the buildings and improvements continue to be depreciated. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheets until such time the criteria for recognition as a sale have been met. As of December 31, 2025, we have received a total of $1.6 million for a loan origination fee and interest.

In June 2025, we sold a property in Palm Springs, California. Net proceeds from the sale were $1.8 million and no gain or loss was recognized on the sale as the property was impaired and recognized at fair value less selling costs.
In December 2025, we sold a property in Mancos, Colorado. Net proceeds from the sale were $0.5 million and we recognized a loss on sale of real estate of $0.3 million.
Future Contractual Minimum Rent
Future contractual minimum rent (including base rent and property management fees) to be received on our leases as of December 31, 2025 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2026	$299,647
2027	312,049
2028	319,222
2029	326,466
2030	331,268
Thereafter	3,058,509
Total	$4,647,161
Future contractual minimum rent includes payments to be received on two sale-type leases, which will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met (see Note 2 “Lease Accounting” for further details).
7. Life Science Investments
In August 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with IQHQ, Inc, a private life science real estate investment trust, and certain of its affiliates (collectively "IQHQ"). The Securities Purchase Agreement, together with certain exhibits thereto, set forth the terms under which the Company agreed to: (i) purchase up to $170.0 million of 15.0% Series G Cumulative Redeemable Preferred Stock of IQHQ (the “IQHQ Preferred Stock”) at a price of $1,000 per share, together with corresponding warrants to purchase common equity units of IQHQ at an exercise price of $0.01 per unit, subject to the satisfaction of certain funding milestones of the IQHQ Preferred Stock; and (ii) provide a $100.0 million commitment to IQHQ as a member of a lender syndicate under an Amended and Restated Credit Agreement (the “IQHQ Credit Facility”) with an initial term of three years, extendable by an additional 12 months upon payment of an extension fee and satisfaction of certain other conditions.
On September 30, 2025, the Company completed the initial purchase of an aggregate of 5,000 shares of IQHQ Preferred Stock for a total investment of $5.0 million. On October 31, 2025, the Company purchased an additional 45,000 shares of IQHQ Preferred Stock for $45.0 million, resulting in a total investment of 50,000 shares with an aggregate purchase price of $50.0 million. The IQHQ Preferred Stock accrues cumulative dividends comprised of (i) a 10.0% annual cash dividend and (ii) a 5.0% paid-in-kind (“PIK”) dividend, with dividends payable quarterly in arrears. For the year ended December 31, 2025, $0.4 million of PIK dividend was compounded into the investment in the IQHQ Preferred Stock. The PIK dividend will be paid upon redemption. The PIK dividend rate increases by 1.25% on each of the fourth and fifth anniversaries of issuance. In the event of a failure by IQHQ to make required redemptions or cash dividend payments, the PIK dividend rate increases by an additional 5.0%, until the failure is cured, subject to a cap on the increase. The IQHQ Preferred Stock ranks senior to IQHQ's common equity and any junior securities, pari passu with its Series E Preferred Stock and other parity securities, and junior to its Series A and Series D-1 Preferred Stock with respect to dividends and liquidation preferences. The IQHQ Preferred Stock is not convertible and carries limited voting rights, except as required by law or with respect to charter amendments that are materially adverse to holder rights. The IQHQ Preferred Stock may be redeemed by IQHQ at any time at the greater of $1,560 per share or the then-current base amount and may also be subject to holder redemption upon a change of control or sale transaction.
The remaining balance of the Company’s committed investment in IQHQ Preferred Stock is scheduled to be funded in multiple tranches commencing the second quarter of 2026 and continuing through the second quarter of 2027, subject to extension options exercisable by IQHQ. In connection with the initial closing, the Company also received a warrant (the

“IQHQ Warrant”) to purchase common equity units of IQHQ. The IQHQ Warrant is exercisable for a number of common equity units representing 1.5% of the fully diluted outstanding common equity of IQHQ (after giving effect to all previously issued warrants) as of the date of the initial closing.
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
Additionally, in connection with the initial closing under the Securities Purchase Agreement, on September 30, 2025, the Company became a lender under the IQHQ Credit Facility and fully funded its $100.0 million commitment. The IQHQ Credit Facility bears interest at a fixed annual rate of 13.5%, consisting of 12.0% payable in cash and 1.5% PIK, with interest payable quarterly. For the year ended December 31, 2025, $0.4 million of PIK interest was compounded into the principal balance of the IQHQ Credit Facility. The PIK interest will be paid at maturity. The IQHQ Credit Facility has an initial maturity on September 30, 2028, with a one-time extension option of up to 12 months, subject to the satisfaction of certain conditions and payment of a facility extension fee. All obligations under the IQHQ Credit Facility are unconditionally guaranteed by IQHQ and secured by a first priority pledge of certain of IQHQ's assets. The Company is subject to a rate reduction penalty of up to 3.0% in the event it fails to make required purchases of IQHQ Preferred Stock under the Securities Purchase Agreement. The IQHQ Credit Facility includes customary representations, warranties, and covenants, as well as major decision rights requiring lender approval. IQHQ is required to prepay loans with proceeds from certain asset or equity sales and may voluntarily prepay or reduce commitments subject to specified conditions.
The following table details the carrying value of our life science investments, including the value of the forward contract to purchase the remaining minimum commitment of IQHQ Preferred Stock (in thousands):

December 31, 2025
Investment in IQHQ Preferred Stock	$47,430
Investment in IQHQ Warrant	5,321
Forward contract for the purchase of IQHQ Preferred Stock	2,562
PIK dividend	444
Investment in IQHQ Credit Facility	96,493
PIK interest	415
Total	$152,665

8. Debt
Exchangeable Senior Notes
Our Operating Partnership previously issued 3.75% Exchangeable Senior Notes due 2024 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes were senior unsecured obligations of our Operating Partnership, were fully and unconditionally guaranteed by us and our Operating Partnership’s subsidiaries and were exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership’s option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The Exchangeable Senior Notes paid interest semiannually at a rate of 3.75% per annum and matured on February 21, 2024.
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
The following table details our interest expense related to the Exchangeable Senior Notes (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Cash coupon	$—	$24	$182
Amortization of issuance cost	—	5	37
Capitalized interest	—	(1)	(7)
Total interest expense	$—	$28	$212
Notes due 2026
In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. However, the Notes due 2026 are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes due 2026 pay interest semiannually at a rate of 5.50% per year and will mature on May 25, 2026. The terms of the Notes due 2026 are governed by an indenture, dated May 25, 2021, and provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.
In connection with the issuance of the Notes due 2026, we recorded $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026. The effective interest rate including amortization of issuance costs is 6.03%.
The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Cash coupon	$16,093	$16,500	$16,500
Amortization of issuance cost	1,467	1,416	1,334
Capitalized interest	(184)	(565)	(620)
Total interest expense	$17,376	$17,351	$17,214
The following table details the carrying value of our Notes due 2026 (in thousands):

	December 31, 2025	December 31, 2024
Principal amount	$291,215	$300,000
Unamortized issuance cost	(613)	(2,135)
Carrying value	$290,602	$297,865
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
The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of December 31, 2025.
Accrued interest payable for the Notes due 2026 was $2.0 million and $2.1 million as of December 31, 2025 and 2024, respectively, and is included in accounts payable and accrued expenses on our consolidated balance sheets.
Revolving Credit Facility
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement initially provided $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by (i) operating accounts of the Operating Partnership into which lease payments under the real property included in the borrowing base are paid, (ii) the equity interest of the Subsidiary Guarantors, (iii) the real estate included in the borrowing base and the leases and rents thereunder, and (iv) all personal property of the Subsidiary Guarantors. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. In November 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility were increased from $50.0 million to $87.5 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. At December 31, 2025, the interest rate was 9.0%. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. As of December 31, 2025, the outstanding balance under the Revolving Credit Facility was $27.5 million. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2024.
The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. Management believes that it was in compliance with those covenants as of December 31, 2025.
In connection with the Revolving Credit Facility, we recorded $1.2 million of issuance costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. For the years ended December 31, 2025, 2024 and 2023, we recognized $0.5 million, $0.3 million and $41,000, respectively, of non-cash interest expense related to the Revolving Credit Facility.
IIP Life Science Credit Facility
In October 2025, our Operating Partnership and IIP Life Science entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in IQHQ Preferred Stock, the IQHQ Warrant, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month Secured Overnight Financing Rate ("SOFR"), as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.10%. At December 31, 2025, the interest rate was 6.1%. As of December 31, 2025, there were $75.0 million of borrowing outstanding under the IIP Life Science Credit Facility.

The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter. Management believes that it was in compliance with those covenants as of December 31, 2025.
In connection with the IIP Life Science Credit Facility, we recorded $0.9 million of issuance costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. For the year ended December 31, 2025, we recognized $77,000 of non-cash interest expense related to the IIP Life Science Credit Facility.
The following table summarizes the principal payments on our outstanding indebtedness as of December 31, 2025 (in thousands):

Payments Due by Year	Amount
2026	$318,715
2027	—
2028	75,000
2029	—
2030	—
Thereafter	—
Total	$393,715
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
Through December 31, 2025, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share. As a result, distributions to participating securities have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.
The 9,468 shares and 81,169 shares necessary to settle the Exchangeable Senior Notes on the if-exchanged method basis were dilutive for the years ended December 31, 2024, and 2023, respectively, and were included in the computation of diluted earnings per share.
For the years ended December 31, 2024, and 2023, the performance share units (“PSUs”) granted to certain employees were not included in dilutive securities as the performance thresholds for the vesting of the PSUs were not met as measured as of the respective dates. The PSUs expired on December 31, 2024 (see Note 11 " Common Stock Incentive Plan" for further discussion of the PSUs).

Computations of net income per basic and diluted share were as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2025	2024	2023
Net income	$118,247	$161,661	$165,588
Preferred stock dividends	(3,812)	(1,804)	(1,352)
Distribution to participating securities	(2,987)	(2,254)	(1,482)
Net income attributable to common stockholders used to compute net income per share – basic	111,448	157,603	162,754
Dilutive effect of Exchangeable Senior Notes	—	28	212
Net income attributable to common stockholders used to compute net income per share – diluted	$111,448	$157,631	$162,966

Weighted-average common shares outstanding:
Basic	28,005,228	28,226,402	27,977,807
Restricted stock and RSUs	371,999	294,780	196,821
Dilutive effect of Exchangeable Senior Notes	—	9,468	81,169
Diluted	28,377,227	28,530,650	28,255,797
Net income attributable to common stockholders per share:
Basic	$3.98	$5.58	$5.82
Diluted	$3.93	$5.52	$5.77
10. Fair Value of Financial Instruments
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
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
On September 30, 2025, the Company completed its initial purchase of IQHQ Preferred Stock and funded the investment under the IQHQ Credit Facility, as described in Note 7. The investments in the IQHQ Preferred Stock and IQHQ Credit Facility were evaluated together, along with the related financial instruments, and were initially measured based on relative fair value. Utilizing a third-party valuation specialist, the fair values were determined as summarized in the following table (in thousands):

Financial Instruments	Relative Fair Value at September 30, 2025
IQHQ Preferred Stock(1)	$4,912
IQHQ Warrant(2)	$532
Forward contract for the purchase of IQHQ Preferred Stock(3)	$4,868
IQHQ Credit Facility(4)	$95,930
________________________________________________________

(1)The Company estimated the fair value of the IQHQ Preferred Stock using a discounted cash flow method with a risk adjusted discount rate of 20.0% and term to an IQHQ entity level exit of five years. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair value is categorized as Level 3 of the fair value hierarchy.
(2)The Company estimated the fair value of the IQHQ Warrant using an option pricing model. Because this methodology includes unobservable inputs, including a discount for lack of marketability of 41.0%, a risk free rate of 3.7%, equity volatility of 35.0%, and term to an IQHQ entity level exit of five years, the fair value measurement is categorized as Level 3 of the fair value hierarchy.
(3)The Company estimated the fair value of the forward contract for the purchase of IQHQ Preferred Stock using a standard forward contract model. Because this methodology includes unobservable inputs, including the expected timing and amounts of future fundings as well as the estimated fair value of the underlying IQHQ Preferred Stock estimated using an approach consistent with as described above, the measurement of estimated fair value is categorized as Level 3 of the fair value hierarchy.
(4)The Company estimated the fair value of the IQHQ Credit Facility by using a discounted cash flow method with a risk adjusted discount rate of 16.1%. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair value is categorized as Level 3 of the fair value hierarchy.

Financial Instruments Not Measured at Fair Value
The following table presents the carrying value and approximate fair value of financial instruments not measured at fair value at December 31, 2025 and 2024 (in thousands):

	At December 31, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Life science investments(1)	$96,908	$96,908	$—	$—
Construction loan(2)	$22,800	$22,997	$22,800	$28,245
Investments as cash equivalents(3)	$158	$158	$45,714	$45,714
Notes receivable(4)	$16,786	$16,786	$16,786	$16,786
Investments(5)	$—	$—	$5,000	$5,000
Notes due 2026(6)	$290,602	$288,644	$297,865	$289,077
Revolving credit facility(7)	$27,500	$27,500	$—	$—
Life science credit facility(8)	$75,000	$75,000	$—	$—
________________________________________________________
(1)Excludes $52.8 million of investments in the IQHQ Preferred Stock and IQHQ Warrant which are carried at cost under the measurement alternative of ASC 321, Investments - Equity Securities. The investment in the IQHQ Credit Facility is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At December 31, 2025, the expected market yield used to determine fair value was 16.8%. Changes in market yields may change the fair value of the investment in the revolving credit facility. Generally, an increase in market yields may result in a decrease in the fair value of the investment in the revolving credit facility. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the investment in the revolving credit facility may fluctuate from period to period. Additionally, the fair value of the investment in the revolving credit facility may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.
(2)The construction loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At each of December 31, 2025 and December 31, 2024, the expected market yield used to determine fair value was 16.25%. Changes in market yields may change the fair value of the construction loan. Generally, an increase in market yields may result in a decrease in the fair value of the construction loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the construction loan may fluctuate from period to period. Additionally, the fair value of the construction loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.
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
(4)Notes receivable relate to certain acquisitions of real estate which did not satisfy the requirements for sale-leaseback accounting (see Note 2 “Acquisition of Real Estate Properties” to our consolidated financial statements for more information). The notes receivable are categorized as Level 3 and were valued using a yield analysis. At December 31, 2025 and 2024, the weighted average expected market yields used to determine fair values were 26.5% and 20.6%, respectively.
(5)At December 31, 2024 , investments consisting of short-term certificates of deposit with an original maturity at the time of purchase of greater than 90 days and less than one year are classified as held-to-maturity, stated at cost which approximates fair value using Level 2 inputs.
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
(8)The Life Science Credit Facility is categorized as Level 2 and was valued using a discounted cash flow analysis based on significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Changes in discount and borrowing rates may change the fair value of the Life Science Credit Facility. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value.

The carrying amounts of cash equivalents, interest receivable, accounts payable, accrued expenses and other liabilities approximate fair values.
11. Common Stock Incentive Plan
Our board of directors adopted our 2016 Omnibus Incentive Plan (the “2016 Plan”), to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. Any equity awards that lapse, expire, terminate, are canceled or are forfeited (including forfeitures in connection with satisfaction of tax withholding obligations of the recipient) are re-credited to the 2016 Plan’s reserve for future issuance. The 2016 Plan automatically terminates on the date which is ten years following the effective date of the 2016 Plan, in December 2026.
A summary of the restricted stock activity under the 2016 Plan and related information for the years ended December 31, 2025, 2024 and 2023 is included in the table below:

	Restricted Shares	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2022	34,026	$181.08
Granted	40,770	$105.85
Vested	(12,115)	$173.37
Forfeited(1)	(5,970)	$116.31
Nonvested balance at December 31, 2023	56,711	$135.46
Granted	46,752	$93.26
Vested	(18,753)	$111.84
Forfeited(1)	(7,442)	$205.15
Nonvested balance at December 31, 2024	77,268	$108.95
Granted	69,384	$71.66
Vested	(24,578)	$103.47
Forfeited(1)	(12,483)	$161.21
Nonvested balance at December 31, 2025	109,591	$80.61
________________________________________________________
(1)Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting or employees’ cessation of employment.
The remaining unrecognized compensation cost of $4.5 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of 1.7 years as of December 31, 2025. The fair value of restricted stock that vested in 2025, 2024 and 2023 was $2.4 million, $2.6 million and $1.7 million, respectively.

The following table summarizes our RSU activity for the years ended December 31, 2025, 2024 and 2023. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

	Unvested RSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	83,677	$144.30
Granted	66,279	$101.40
Balance at December 31, 2023	149,956	$125.34
Granted	72,546	$92.64
Balance at December 31, 2024	222,502	$114.68
Granted	75,975	$75.59
Vested and converted to common stock	(5,779)	$100.10
Forfeited(1)	(12,143)	$100.62
Balance at December 31, 2025	280,555	$104.19
________________________________________________________
(1)Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting or employees’ cessation of employment.
The remaining unrecognized compensation cost of $5.5 million for RSU awards is expected to be recognized over an amortization period of 1.7 years as of December 31, 2025.
In January 2021 and January 2022 , we issued 70,795 and 102,641 “target” PSUs, respectively, to a select group of officers, which vest and are settled in shares of common stock based on the Company’s total stockholder return over a period commencing on the applicable grant dates and ending on December 31, 2023 and 2024 respectively. The PSUs granted in January 2021 and January 2022 were forfeited in their entirety on December 31, 2023 and 2024, respectively, pursuant to the terms of the agreements, as the PSUs failed to meet the performance threshold for vesting.
Stock-based compensation for market-based PSU awards is based on the grant date fair value of the equity awards and is recognized over the applicable performance period. For the year ended December 31, 2024 and 2023, we recognized stock-based compensation expense of $6.7 million and $10.7 million, respectively, relating to PSU awards.
Stock-based compensation expense is included within general and administrative expense in the consolidated statements of income.
12. Commitments and Contingencies
Office Lease. The future contractual lease payments for our office lease and the reconciliation to the office lease liability reflected in other liabilities in our consolidated balance sheet as of December 31, 2025 is presented in the table below (in thousands):

Year	Amount
2026	$543
2027	45
2028	—
2029	—
2030	—
Total future contractual lease payments	588
Effect of discounting	(18)
Office lease liability	$570

Improvement Allowances. As of December 31, 2025, we had $6.5 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.
Life Science Investments. As of December 31, 2025, we had $120.0 million remaining on our commitment to purchase up to $170.0 million of IQHQ Preferred Stock, scheduled to be funded in various installments by June 30, 2027, subject to extension options exercisable by IQHQ. See Note 7 "Life Science Investments" for further details.
Construction Loan. As of December 31, 2025, we had $0.2 million of commitments related to our construction loan for the development of a regulated cannabis cultivation and processing facility in California.
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
Litigation.
Class Action Lawsuits
On April 25, 2022, a federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Michael V. Mallozzi, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Paul Smithers, Catherine Hastings and Andy Bui, Case No. 2-22-cv-02359, and was filed in the U.S. District Court for the District of New Jersey. On September 25, 2024, the district court granted defendants’ motion to dismiss the operative complaint with prejudice. The plaintiff appealed, and on October 15, 2025, the United States Court of Appeals for the Third Circuit affirmed the dismissal. On October 29, 2025, the appellant filed a petition for rehearing en banc, which was denied on November 13, 2025. Plaintiff did not file a petition for writ of certiorari with the U.S. Supreme Court.
On January 17, 2025, a second federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Alain Giraudon, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Alan D. Gold, Paul E. Smithers, David Smith and Ben Regin, Case No. 1:25-cv-00182-RDB, and was filed in the U.S. District Court for the District of Maryland. The lawsuit was purportedly brought on behalf of purchasers of our common stock and alleges that we and certain of our officers made false or misleading statements regarding our business in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 27, 2024, and December 19, 2024.
On June 23, 2025, a Consolidated Class Action Complaint was filed under the same Case Number, adding Catherine Hastings as a defendant, and asserting causes of action under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. According to the Consolidated Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 26, 2024 and March 28, 2025. On August 22, 2025, defendants moved to dismiss the Consolidated Class Action Complaint, and on October 21, 2025, plaintiff responded with their opposition to defendants’ motion to dismiss. On November 20, 2025, defendants filed a reply in support of their motion to dismiss.
It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements.
Derivative Action Lawsuits
Five derivative lawsuits were filed related to the Mallozzi federal securities class action discussed above. John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., Case Number

24-C-22-003312, and Karen Draper, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, Defendants, and Innovative Industrial Properties Inc., Nominal Defendant, Case Number 24-C-22-004243, were filed in the Circuit Court for Baltimore City, Maryland. On October 19, 2022, the parties to both cases filed a Joint Motion to Consolidate Related Shareholder Derivative Actions and to Appoint Lead and Liaison Counsel for plaintiffs, which was granted on December 19, 2022, along with a stay in the lawsuit pending a ruling on the defendants’ motion to dismiss the federal class action lawsuit described above. On February 13, 2026, the parties filed a Joint Motion for Voluntary Dismissal Without Prejudice. Two derivative lawsuits, named Ross Weintraub, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracie Hager, Gary Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-00737-GLR, and Franco DeBlasio, on behalf of Gerich Melenth Nin (GMN) LP, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Alan D. Gold, Tracie J. Hager, Benjamin C. Regin, Andy Bui, Gary A. Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-01513-GLR, were filed in the United States District Court for the District of Maryland. On July 19, 2023, the United States Court for the District of Maryland consolidated Case Nos. 1:23-cv-00737-GLR and 1:23-cv-01513-GLR with case number 1:23-cv-00737-GLR as the lead case and kept the stay in place. After the United States Court of Appeals for the Third Circuit affirmed dismissal of the Mallozzi class action on October 15, 2025, plaintiffs in the consolidated action filed a Consent Motion for Voluntary Dismissal on October 20, 2025. On October 21, 2025, the United States Court for the District of Maryland granted the dismissal.
On May 9, 2024, a fifth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Gary A Gedig, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracy Hager, Alan Gold, Gary A. Kreitzer, Mary Curran, Scott Shoemaker, M.D., and David Stecher, and Innovative Industrial Properties, Inc., Civil No. C-24-CV-24-000130, and filed in the Circuit Court for Baltimore City, Maryland. Plaintiff and defendants in this action filed a Joint Stipulation to Stay the Proceedings, which was granted on September 17, 2024. This derivative action relates to the same allegations as those made in the Mallozzi class action, detailed above, and remains pending.
On February 12, 2025, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Joshua Steffens, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, David Smith, Ben Regin, Gary Kreitzer, Gary Stecher, Scott Shoemaker, Mary Allis Curran, and Innovative Industrial Properties, Inc., Case Number 1:25-cv-00456-ABA, and was filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for violations of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution against the directors and certain officers of the Company. The plaintiffs are seeking an undetermined amount of damages, interest, an accounting and constructive trust, punitive damages, and attorneys’ fees and costs. On February 18, 2025, the case was reassigned and given Case Number 1:25-cv-00456-GLR. On February 19, 2025, the United States Court for the District of Maryland consolidated Case Nos. 1:25-cv-00469-BAH (detailed below) with case number 1:25-cv-00456-GLR as the lead case, which is stayed. Plaintiff and defendants in this action filed a Joint Stipulation and Order Staying the Consolidated Action, which was granted on March 13, 2025. This derivative action relates to the same allegations as those made in the Giraudon class action, detailed above.
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
On August 14, 2025 and August 21, 2025, two derivative action lawsuits were filed against the Company and certain of its officers and directors in the Circuit Court for Baltimore County, Maryland: Joann Crepaz, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, David Boyle, Mary Curran, Catherine Hastings, Gary Kreitzer, Ben Regin, Scott Shoemaker, David Smith, Paul Smithers, David Stecher, and Innovative Industrial Properties, Inc., Case Number C-03-CV-25-003997, and Edward Ramos, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan

Gold, David Boyle, Mary Curran, Catherine Hastings, Gary Kreitzer, Ben Regin, Scott Shoemaker, David Smith, Paul Smithers, David Stecher, and Innovative Industrial Properties, Inc., Case Number C-03-CV-25-004083. Each complaint asserts putative derivative claims for breach of fiduciary duty and unjust enrichment against certain directors and officers and seeks an undetermined amount of damages, reform, restitution, and attorneys’ fees and costs. On September 18, 2025, the parties filed a joint motion to consolidate the actions, which the court granted on October 23, 2025, designating the Crepaz action as the lead case. These derivative actions relate to the same allegations as those asserted in the Giraudon class action described above and were stayed pending resolution of the Giraudon motion to dismiss, by an order of the Circuit Court of Baltimore Count, Maryland that was issued on February 13, 2026.
On November 19, 2025, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named James Loen, derivatively on behalf of Nominal Defendant Innovative Industrial Properties v. Alan Gold, Paul Smithers, David Smith, Ben Regin, Gary Kreitzer, Scott Shoemaker, Catherine Hastings, David Stecher, and Mary Curran, Case Number 1:25-cv-03786, and was filed in the United States District Court of Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty and unjust enrichment against the directors and certain officers of the Company. The plaintiff is seeking an undetermined amount of damages, reform, restitution, and attorneys’ fees and costs. On January 23, 2026, the defendants filed a motion to dismiss plaintiff’s claims. The deadline for plaintiff to file a response is March 9, 2026, and defendants have thirty days thereafter to file a reply. On February 3, 2026, the defendants filed a motion to consolidate the Loen lawsuit with the Steffens and Albers consolidated action, 1:25-cv-00456. On February 17, 2026, the parties filed a Joint Stipulation and Order Staying Action pursuant to which the parties agreed to stay the lawsuit until the resolution of the Giraudon class action. The stay can be lifted before then by either party with 30 days’ notice.
The Company intends to vigorously defend each of these lawsuits. However, at this time, the Company cannot predict the probable outcome of these actions, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements.
SEC Investigation
On February 13, 2026, the Company was notified that the SEC is conducting a formal investigation of the Company concerning matters generally similar to those alleged in the Giraudon case and related derivative lawsuits. On the same date, the Company received a subpoena from the Denver Regional Office of the Division of Enforcement of the SEC requesting the production of documents and information related to the investigation. The Company intends to cooperate fully with the SEC.
We may, from time to time, be a party to other legal proceedings, which arise in the ordinary course of our business. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, inquiries, and investigations may nonetheless impose a significant burden on management and employees and may come with significant defense costs or unfavorable preliminary and interim rulings. At this stage of the investigation, the Company believes that a loss is neither probable or estimable.
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
13. Segment Information
During the fourth quarter of 2025, in connection with our significant financial investments in the life science industry, we began managing the business through two reportable segments based on portfolio type. This change reflects how our CODM evaluates performance and allocates resources. The CODM is our President and Chief Executive Officer.

Our reportable segments consist of the following as of December 31, 2025:
•Cannabis Portfolio Segment, which primarily includes the acquisition, development and redevelopment, and leasing of real estate properties to regulated cannabis operators on a long-term triple-net basis.

•Life Science Portfolio Segment, which includes the investments in the IQHQ Credit Facility, IQHQ Preferred Stock and IQHQ Warrant.
The CODM evaluates the performance of each reportable segment and allocates resources based on the net income of each segment. Items that are not directly assignable to a reportable segment are reflected as Unallocated due to how our CODM utilizes segment information for planning and execution of our business strategy. Total capital expenditures are reviewed by the CODM on a consolidated basis as presented in the accompanying consolidated statements of cash flows. All of our operations are conducted within the United States.
The segment net income, including significant segment expenses that are regularly reviewed by the CODM, for the years ended December 31, 2025, 2024 and 2023, and the total segment assets as of December 31, 2025 and 2024, are presented in the tables below (in thousands):

	Years ended December 31,
	2025	2024	2023
Cannabis Portfolio Segment:
Rental revenues (including tenant reimbursements)	$265,486	$306,936	$307,349
Other revenues	469	1,581	2,157
Total reportable segment revenue	265,955	308,517	309,506
Property expenses	(30,177)	(28,472)	(24,893)
Depreciation and amortization expense	(74,068)	(70,807)	(67,194)
Impairment loss on real estate	(3,527)	—	—
Gain (loss) on sale of real estate	(326)	(3,449)	—
Interest and other income	6,413	4,388	1,060
Cannabis Portfolio Segment net income	164,270	210,177	218,479

Life Science Portfolio Segment:
Interest and other income	5,047	—	—
Life Science Portfolio Segment net income	5,047	—	—

Total reportable segment net income	169,317	210,177	218,479

Unallocated:
General and administrative expense	(33,735)	(37,444)	(42,832)
Interest and other income	2,860	6,600	7,386
Interest expense	(20,195)	(17,672)	(17,467)
Gain (loss) on exchange of Exchangeable Senior Notes	—	—	22
Net income	118,247	161,661	165,588
Preferred stock dividends	(3,812)	(1,804)	(1,352)
Net income attributable to common stockholders	$114,435	$159,857	$164,236

Segment Total Assets:	December 31, 2025	December 31, 2024
Cannabis Portfolio Segment	$2,165,359	$2,222,360
Life Science Portfolio Segment	152,665	—
Unallocated	52,834	155,687
Total	$2,370,858	$2,378,047

14. Subsequent Events
Issuance of Preferred Stock
In January 2026, we sold 1,794,323 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $40.4 million.
Revolving Credit Facility
Subsequent to December 31, 2025, the Company drew $5.0 million under the Revolving Credit Facility and repaid $20.0 million of outstanding borrowings on the facility. As of February 24, 2026, the outstanding balance was $12.5 million.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2025
(In thousands)

				Initial Costs			Total Costs
Property	Property Type	State	Year Built/Renovated	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements(5)	Total	Accumulated Depreciation	Net Cost Basis	Year Acquired
East Cherry Street	Industrial	Arizona	1971 / 2016	$723	$3,995	$—	$723	$3,995	$4,718	$(370)	$4,348	2022
West Greenhouse Drive	Industrial	Arizona	1995 / 2017	398	14,629	5,003	398	19,632	20,030	(5,553)	14,477	2017
Perez Road	Industrial	California	1981 / 2024	734	5,634	9,296	734	14,930	15,664	(1,283)	14,381	2022
64125 19th Avenue	Industrial	California	2019 / 2023	5,930	45,081	12,614	5,930	57,695	63,625	(6,150)	57,475	2021
McLane Street	Industrial	California	2005 / 2019	1,577	15,935	1,384	1,577	17,319	18,896	(2,284)	16,612	2020
Inland Center Drive(3)	Industrial	California	1969 / (1)	3,485	21,911	12,323	3,485	34,234	37,719	—	37,719	2020
63795 19th Avenue	Industrial	California	2004	3,534	12,852	19,718	3,534	32,570	36,104	(2,676)	33,428	2019
North Anza Road & Del Sol Road	Industrial(4)	California	1980 / 2017	840	4,959	170	840	5,129	5,969	(993)	4,976	2019
1804 Needles Highway	Industrial	California	1964 / 2019	174	715	1	174	716	890	(123)	767	2019
West Broadway	Industrial	California	1976 / 2019	289	1,185	2	289	1,187	1,476	(203)	1,273	2019
3253 Needles Highway	Industrial	California	2018 / 2019	949	3,900	8	949	3,908	4,857	(668)	4,189	2019
3241 & 3247 Needles Highway	Industrial	California	2020 / 2020	1,981	8,138	16	1,981	8,154	10,135	(1,394)	8,741	2019
Sacramento	Industrial	California	1990 / 2019	1,376	5,321	6,033	1,376	11,354	12,730	(2,415)	10,315	2019
Steele Street	Industrial	Colorado	1967 / 1978 / 2018	2,101	9,176	—	2,101	9,176	11,277	(2,120)	9,157	2018
Washington Street	Industrial	Colorado	1975 / 2017	4,309	4,988	—	4,309	4,988	9,297	(537)	8,760	2021
West Barberry Place	Industrial	Colorado	1971 / 2012	389	2,478	—	389	2,478	2,867	(256)	2,611	2021
Hamilton Road	Industrial	Florida	1982 / 2021	2,186	17,371	36,340	2,186	53,711	55,897	(6,738)	49,159	2020
West Lake Drive	Industrial	Florida	2014 / 2021	1,071	34,249	16,007	1,071	50,256	51,327	(9,231)	42,096	2020
NW Highway 441	Industrial	Florida	1981 / 2021	752	23,064	17,782	752	40,846	41,598	(5,619)	35,979	2021
Ben Bostic Road	Industrial	Florida	2019 / 2020	274	16,729	—	274	16,729	17,003	(3,266)	13,737	2019
33rd Street & 36th Avenue	Industrial	Florida	1991 / 2025	2,080	12,876	23,665	2,080	36,541	38,621	(1,404)	37,217	2024
East Mazon Avenue	Industrial	Illinois	1992 / 2020	201	17,807	10,008	201	27,815	28,016	(6,187)	21,829	2019
Revolution Road	Industrial	Illinois	2015 / 2020	563	18,457	51,538	563	69,995	70,558	(14,908)	55,650	2018
East 4th Street	Industrial	Illinois	2015 / 2020	739	8,284	40,998	739	49,282	50,021	(9,382)	40,639	2020
Industrial Drive	Industrial	Illinois	1984 / 2020	350	10,191	29,446	350	39,637	39,987	(8,429)	31,558	2019
S US Highway 45 52	Industrial	Illinois	2015 / 2019	268	11,840	13,279	268	25,119	25,387	(4,938)	20,449	2019
Centerpoint Way	Industrial	Illinois	2016 / 2019	2,947	17,761	254	2,947	18,015	20,962	(3,501)	17,461	2019
Adams Street	Industrial	Illinois	2024	6,518	—	65,250	6,518	65,250	71,768	(6,202)	65,566	2021
South Street	Industrial	Maryland	1980 / 2021	1,861	14,775	12,858	1,861	27,633	29,494	(4,056)	25,438	2021
Alaking Court	Industrial	Maryland	2017 / 2017	2,785	8,410	22,765	2,785	31,175	33,960	(8,300)	25,660	2017
Western Maryland Parkway	Industrial	Maryland	1996 / 2021	1,849	23,441	—	1,849	23,441	25,290	(2,173)	23,117	2022
Western Maryland Parkway	Industrial	Maryland	1976 / 2024	729	4,910	9	729	4,919	5,648	(170)	5,478	2024

4106 Harvard Place	Industrial	Maryland	2002 / 2017	613	7,244	—	613	7,244	7,857	(177)	7,680	2025
Hopping Brook Road	Industrial	Massachusetts	2020 / 2020	3,030	—	28,169	3,030	28,169	31,199	(4,650)	26,549	2018
Chestnut Hill Avenue	Industrial	Massachusetts	1938 / 2021	2,202	24,568	36,965	2,202	61,533	63,735	(10,199)	53,536	2020
Worcester Road	Industrial	Massachusetts	1973 / 2022	4,063	16,462	1,000	4,063	17,462	21,525	(1,404)	20,121	2022
Canal Street/7 North Bridge Street	Industrial	Massachusetts	1890 / 2021	694	2,831	40,035	694	42,866	43,560	(9,453)	34,107	2019
Palmer Road	Industrial	Massachusetts	1980 / 2018	1,059	11,717	6,977	1,059	18,694	19,753	(3,776)	15,977	2018
Curran Highway	Industrial	Massachusetts	1978 / 2021	2,082	1,026	23,695	2,082	24,721	26,803	(3,281)	23,522	2021
Hoover Road	Industrial	Michigan	1940 / 2020 / 2021	1,237	17,791	64,490	1,237	82,281	83,518	(12,532)	70,986	2019
East Hazel Street	Industrial	Michigan	1929 / 2021	409	4,360	19,297	409	23,657	24,066	(4,183)	19,883	2019
Oliver Drive	Industrial	Michigan	1930 / 1972 / 2021	1,385	3,631	26,755	1,385	30,386	31,771	(5,000)	26,771	2020
Davis Highway	Industrial	Michigan	1999 / 2024	1,907	13,647	56,755	1,907	70,402	72,309	(4,197)	68,112	2021
Harvest Park	Industrial	Michigan	2018 / 2021	1,933	3,559	12,337	1,933	15,896	17,829	(3,816)	14,013	2018
Executive Drive (2)	Industrial	Michigan	1960 / 2020	389	6,489	3,140	389	9,629	10,018	(2,091)	7,927	2019
77th Street Northeast	Industrial	Minnesota	2015 / 2017 / 2019	427	2,644	6,618	427	9,262	9,689	(2,248)	7,441	2017
Industrial Drive	Industrial	Missouri	2022	753	787	26,717	753	27,504	28,257	(3,081)	25,176	2021
East Cheyenne Avenue	Industrial	Nevada	1984 / 2020	1,088	2,768	5,771	1,088	8,539	9,627	(1,833)	7,794	2019
Munsonhurst Road	Industrial	New Jersey	1956 / 2022	4,987	30,421	19,662	4,987	50,083	55,070	(5,779)	49,291	2022
South Route 73	Industrial	New Jersey	1995 / 2020	702	4,857	29,511	702	34,368	35,070	(7,553)	27,517	2020
North West Blvd	Industrial	New Jersey	1962 / 2020	222	10,046	1,580	222	11,626	11,848	(1,955)	9,893	2020
Hudson Crossing Drive	Industrial	New York	2016 / (1)	7,600	22,475	100,798	7,600	123,273	130,873	(14,877)	115,996	2016
County Route 117	Industrial	New York	1970 / 2024	1,593	3,157	76,750	1,593	79,907	81,500	(8,834)	72,666	2017
98th Ave South	Industrial	North Dakota	2018 / 2020	191	9,743	2,272	191	12,015	12,206	(2,398)	9,808	2019
Hunts Landing Road	Industrial	Ohio	2019 / 2019	712	—	19,309	712	19,309	20,021	(3,125)	16,896	2019
Jason Street	Industrial	Ohio	1937 / 2020	239	2,688	29,250	239	31,938	32,177	(5,448)	26,729	2020
Springs Way	Industrial	Ohio	2018 / 2020	235	10,377	2,979	235	13,356	13,591	(2,355)	11,236	2020
East Tallmadge Ave.	Industrial	Ohio	1954 / 1986 / 2020	22	1,014	2,501	22	3,515	3,537	(828)	2,709	2019
Boltonfield Street	Industrial	Ohio	2023 / 2025	1,253	18,876	26,541	1,253	45,417	46,670	(3,246)	43,424	2023
Scott Technology Park	Industrial	Pennsylvania	2020 / 2020	954	—	27,070	954	27,070	28,024	(3,798)	24,226	2019
New Beaver Avenue	Industrial (4)	Pennsylvania	1976 / 2021	6,979	34,781	26,641	6,979	61,422	68,401	(8,528)	59,873	2021
East Market Street	Industrial	Pennsylvania	1927 / 2017	1,435	19,098	74,306	1,435	93,404	94,839	(17,498)	77,341	2019
Wayne Avenue	Industrial	Pennsylvania	1980 / 2024	1,228	13,080	47,359	1,228	60,439	61,667	(10,547)	51,120	2019
Horton Drive	Industrial	Pennsylvania	1988 / 2020	1,353	11,854	29,745	1,353	41,599	42,952	(7,316)	35,636	2019
Industrial Street	Industrial	Pennsylvania	1930 / 2020	941	7,941	16,777	941	24,718	25,659	(4,222)	21,437	2020
Rosanna Avenue	Industrial	Pennsylvania	1959 / 2020	3,540	5,603	36,671	3,540	42,274	45,814	(8,493)	37,321	2018
Susquehanna Street	Industrial	Pennsylvania	1968 / 2017	1,318	13,708	—	1,318	13,708	15,026	(1,076)	13,950	2023
FM 969	Industrial	Texas	2022	—	11,157	10,055	—	21,212	21,212	(1,702)	19,510	2022
Lathrop Industrial Drive SW	Industrial	Washington	1997 / 2015	1,826	15,684	—	1,826	15,684	17,510	(2,493)	15,017	2020
East Glendale Avenue	Retail	Arizona	2019 / 2019	1,216	811	501	1,216	1,312	2,528	(337)	2,191	2019
Dahlia Street	Retail	Colorado	2019 / 2019	179	2,132	—	179	2,132	2,311	(313)	1,998	2020
East Colfax Avenue	Retail	Colorado	1998 / 2020	244	307	916	244	1,223	1,467	(160)	1,307	2021

North 2nd Street	Retail	Colorado	1973 / 2020	140	258	810	140	1,068	1,208	(131)	1,077	2021
Southgate Pl	Retail	Colorado	1998 / 2019	367	645	54	367	699	1,066	(115)	951	2020
Wewatta Street	Retail	Colorado	2015 / 2018	4,036	2,417	—	4,036	2,417	6,453	(255)	6,198	2021
Southgate Place	Retail	Colorado	2018 / 2018	942	3,314	—	942	3,314	4,256	(384)	3,872	2021
South Peoria Court	Retail	Colorado	1979 / 2016	938	2,770	—	938	2,770	3,708	(320)	3,388	2021
Highway 6 & 24	Retail	Colorado	1960 / 2019	892	1,996	—	892	1,996	2,888	(229)	2,659	2021
North College Avenue	Retail	Colorado	1952 / 2017	527	2,952	—	527	2,952	3,479	(308)	3,171	2021
East Quincy Avenue	Retail	Colorado	2018 / 2018	659	2,493	—	659	2,493	3,152	(276)	2,876	2021
East Montview Boulevard	Retail	Colorado	1952 / 2019	256	1,490	—	256	1,490	1,746	(158)	1,588	2021
South Federal Blvd	Retail	Colorado	1980 / 2017	193	1,361	—	193	1,361	1,554	(141)	1,413	2021
Santa Fe Trail	Retail	Colorado	1948 / 2000	232	1,110	—	232	1,110	1,342	(126)	1,216	2021
Water Street	Retail	Colorado	1930 / 2013	319	945	—	319	945	1,264	(111)	1,153	2021
Gregory Street	Retail	Colorado	1875 / 2014	101	1,058	—	101	1,058	1,159	(107)	1,052	2021
West 20th Avenue	Retail	Colorado	1970 / 2014	289	666	—	289	666	955	(76)	879	2021
South Federal Blvd.	Retail	Colorado	1941 / 2018	461	319	—	461	319	780	(40)	740	2021
West 6th Street	Retail	Colorado	2019 / 2019	60	272	—	60	272	332	(36)	296	2021
Elm Avenue	Retail	Colorado	1962 / 2020	21	311	—	21	311	332	(44)	288	2021
Bent Avenue North	Retail	Colorado	2019 / 2019	49	284	—	49	284	333	(37)	296	2021
Coolidge Rd	Retail	Michigan	2019 / 2019	1,635	—	1,727	1,635	1,727	3,362	(339)	3,023	2019
South Cedar Street	Retail	Michigan	1957 / 2019	282	1,951	—	282	1,951	2,233	(401)	1,832	2019
West Pierson Road	Retail	Michigan	1975 / 2019	122	2,065	—	122	2,065	2,187	(418)	1,769	2019
Wilder Road	Retail	Michigan	1988 / 2019	49	1,696	—	49	1,696	1,745	(349)	1,396	2019
East Front Street	Retail(4)	Michigan	1992 / 2019	449	827	—	449	827	1,276	(170)	1,106	2019
South Mason Drive	Retail	Michigan	1970 / 2019	25	973	—	25	973	998	(200)	798	2019
N Delsea Dr	Retail	New Jersey	1974 / 2020	244	1,928	—	244	1,928	2,172	(263)	1,909	2020
24th Street East	Retail	North Dakota	2019 / 2019	348	1,368	—	348	1,368	1,716	(166)	1,550	2021
Highway 2 East	Retail	North Dakota	1976 / 2019	120	1,225	—	120	1,225	1,345	(154)	1,191	2021
Main Street	Retail	Pennsylvania	1980 / 2019	57	840	—	57	840	897	(85)	812	2021
South 17th Street	Retail	Pennsylvania	2021 / 2021	553	2,000	—	553	2,000	2,553	(189)	2,364	2022
Grape Street	Industrial/Retail	Colorado	1982 / 2018	1,380	5,786	—	1,380	5,786	7,166	(610)	6,556	2021
US 50 Business and Baxter Road	Industrial/Retail	Colorado	1929 / 2019	119	1,652	—	119	1,652	1,771	(210)	1,561	2021
South Fox Street	Industrial/Retail	Colorado	1965 / 2014	297	829	—	297	829	1,126	(87)	1,039	2021
West Street	Industrial/Retail	Massachusetts	1880 / 2021	650	7,119	19,839	650	26,958	27,608	(4,226)	23,382	2020
East Main Street	Industrial/Retail	Massachusetts	1991 / 2019	2,316	13,194	—	2,316	13,194	15,510	(1,881)	13,629	2020
Mozzone Boulevard	Industrial/Retail	Massachusetts	1975 / 2019	1,626	38,406	—	1,626	38,406	40,032	(3,830)	36,202	2022
Stephenson Highway	Industrial/Retail	Michigan	2021 / 2021	6,211	—	22,304	6,211	22,304	28,515	(3,054)	25,461	2020
Hoover Road	Industrial/Retail	Michigan	1951 / 2021	700	9,557	6,988	700	16,545	17,245	(2,308)	14,937	2021
Leah Avenue(3)	Industrial/Retail	Texas	(1)	2,222	1,195	4,600	2,222	5,795	8,017	—	8,017	2021
Decatur Street	Industrial/Retail	Virginia	2019 / 2020	231	11,582	7,936	231	19,518	19,749	(4,897)	14,852	2020
Total				$146,320	$899,250	$1,410,940	$146,320	$2,310,190	$2,456,510	$(343,062)	$2,113,448
________________________________________________________
(1)As of December 31, 2025, all or a portion of the property was under development or redevelopment.

(2)This property was sold in April 2025 but the transaction did not qualify for recognition as a completed sale under GAAP. As such, the property remains on the consolidated balance sheets. Refer to Note 6 “Investments in Real Estate” for more information.
(3)As of December 31, 2025, these properties were vacant and excluded from our operating portfolio.
(4)As of December 31, 2025, these properties were leased to non-cannabis tenants.
(5)Building and improvements balance includes Construction in progress.
As of December 31, 2025, the aggregate gross cost of the properties included above for federal income tax purposes was $2.5 billion, which excludes one property that was sold in April 2025 that did not qualify for recognition as a completed sale under GAAP but is recognized as a sale for tax purposes.
A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Investment in real estate, at cost:
Balance at beginning of year	$2,439,972	$2,368,515	$2,204,687
Purchases of investments in real estate	7,857	18,666	35,155
Additions and improvements, net(1)	15,949	66,790	128,673
Sale of real estate investments	(3,741)	(13,999)	—
Impairment loss	(3,527)	—	—
Balance at end of year	$2,456,510	$2,439,972	$2,368,515
Accumulated Depreciation:
Balance at beginning of year	$(271,190)	$(202,692)	$(138,405)
Depreciation expense	(73,049)	(69,842)	(64,287)
Sale of real estate investments	1,177	1,344	—
Balance at end of year	$(343,062)	$(271,190)	$(202,692)
________________________________________________________
(1)During the year ended December 31, 2024, a $3.2 million acquisition of real estate which previously did not satisfy the requirements for sale-leaseback accounting was reclassified to real estate held for investment as the requirements for sale-leaseback accounting were satisfied.