Form 10-Q
period 2026-03-31
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2026-05-05
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission file number: 001-37949
Innovative Industrial Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2026 there were 28,774,470 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.
FORM 10-Q – QUARTERLY REPORT
March 31, 2026

PART I
PART II

PART I
ITEM 1. FINANCIAL STATEMENTS
Innovative Industrial Properties, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
Assets	2026	2025
Real estate, at cost:
Land	$145,104	$146,320
Buildings and improvements	2,269,439	2,269,597
Construction in progress	40,311	40,593
Total real estate, at cost	2,454,854	2,456,510
Less accumulated depreciation	(361,093)	(343,062)
Net real estate held for investment	2,093,761	2,113,448
Life science investments	153,980	152,665
Construction loan receivable	22,800	22,800
Cash and cash equivalents	89,117	47,597
In-place lease intangible assets, net	6,155	6,366
Other assets, net	28,167	27,982
Total assets	$2,393,980	$2,370,858

Liabilities and stockholders’ equity
Liabilities:
Notes due 2026, net	$290,981	$290,602
Revolving credit facilities	75,000	102,500
Building improvements and construction funding payable	851	2,964
Accounts payable and accrued expenses	14,702	10,870
Dividends payable	57,100	54,913
Rent received in advance and tenant security deposits	50,060	50,307
Other liabilities	10,746	10,698
Total liabilities	499,440	522,854
Commitments and contingencies (Notes 6, 7 and 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, liquidation preference of $25.00 per share, 4,718,048 and 2,019,525 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	108,081	47,780
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 28,314,520 and 28,022,975 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	28	28
Additional paid-in capital	2,123,710	2,113,184
Dividends in excess of earnings	(337,279)	(312,988)
Total stockholders’ equity	1,894,540	1,848,004
Total liabilities and stockholders’ equity	$2,393,980	$2,370,858
See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Rental (including tenant reimbursements)	$68,920	$71,697
Other	76	25
Total revenues	68,996	71,722

Expenses:
Property expenses	7,576	7,379
General and administrative expense	10,349	8,461
Depreciation and amortization expense	18,584	18,391
Impairment loss on real estate	—	3,527
Total expenses	36,509	37,758
Gain (loss) on sale of real estate	422	—
Income from operations	32,909	33,964
Interest and other income	6,331	1,613
Interest expense	(6,431)	(4,500)
Net income	32,809	31,077
Preferred stock dividends	(2,654)	(781)
Net income attributable to common stockholders	$30,155	$30,296
Net income attributable to common stockholders per share (Note 9):
Basic	$1.04	$1.05
Diluted	$1.02	$1.03
Weighted-average shares outstanding:
Basic	27,991,910	28,275,549
Diluted	28,467,184	28,588,022
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2026
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	2,019,525	$47,780	28,022,975	$28	$2,113,184	$(312,988)	$1,848,004
Net income	—	—	—	—	—	32,809	32,809
Issuance of unvested restricted stock, net of forfeitures	—	—	95,257	—	(962)	—	(962)
Issuance of preferred stock, net of issuance costs	2,698,523	60,301	—	—	—	—	60,301
Issuance of common stock, net of issuance costs	—	—	178,655	—	9,281	—	9,281
Preferred stock dividends	—	—	—	—	—	(2,654)	(2,654)
Common stock dividends	—	—	—	—	—	(54,446)	(54,446)
Conversion of restricted stock units into common stock, net of forfeitures	—	—	17,633	—	(377)	—	(377)
Stock-based compensation	—	—	—	—	2,584	—	2,584
Balances at end of period	4,718,048	$108,081	28,314,520	$28	$2,123,710	$(337,279)	$1,894,540

	Three Months Ended March 31, 2025
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	1,002,673	$23,632	28,331,833	$28	$2,124,113	$(211,713)	$1,936,060
Net income	—	—	—	—	—	31,077	31,077
Issuance of unvested restricted stock, net of forfeitures	—	—	50,934	—	(792)	—	(792)
Issuance of preferred stock, net of issuance costs	385,147	9,186	—	—	—	—	9,186
Repurchase of common stock	—	—	(4,586)	—	(290)	—	(290)
Preferred stock dividends	—	—	—	—	—	(781)	(781)
Common stock dividends	—	—	—	—	—	(54,463)	(54,463)
Forfeiture of unvested restricted stock units	—	—	—	—	—	89	89
Stock-based compensation	—	—	—	—	2,078	—	2,078
Balances at end of period	1,387,820	$32,818	28,378,181	$28	$2,125,109	$(235,791)	$1,922,164
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$32,809	$31,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	18,584	18,391
Impairment loss on real estate	—	3,527
Loss (gain) on sale of real estate	(422)	—
Paid-in-kind dividends and interest income on life science investments	(1,002)	—
Stock-based compensation	2,584	2,078
Amortization of debt discount and issuance costs	576	470
Other non-cash adjustments	(300)	(11)
Changes in assets and liabilities
Other assets, net	(527)	906
Accounts payable, accrued expenses and other liabilities	3,976	1,577
Rent received in advance and tenant security deposits	(247)	(3,773)
Net cash provided by (used in) operating activities	56,031	54,242

Cash flows from investing activities
Investments in real estate	—	(7,857)
Proceeds from sale of real estate asset	2,608	—
Funding of draws for improvements and construction	(2,949)	(9,041)
Purchases of short-term investments	—	(5,258)
Maturities of short-term investments	—	5,000
Net cash provided by (used in) investing activities	(341)	(17,156)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	9,281	—
Repurchase of common stock	—	(290)
Issuance of preferred stock, net of issuance costs	60,301	9,186
Draws on revolving credit facilities	5,000	—
Repayments on revolving credit facilities	(32,500)	—
Principal payment on debt	—	(8,697)
Dividends paid to common stockholders	(53,777)	(54,253)
Dividends paid to preferred stockholders	(1,136)	(564)
Taxes paid related to net share settlement of equity awards	(1,339)	(703)
Net cash provided by (used in) financing activities	(14,170)	(55,321)
Net increase (decrease) in cash and cash equivalents	41,520	(18,235)
Cash and cash equivalents, beginning of period	47,597	146,245
Cash and cash equivalents, end of period	$89,117	$128,010

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of interest capitalized	$2,017	$81
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$96	$6,093
Accrual for common and preferred stock dividends declared	57,100	55,244
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements
March 31, 2026
(Unaudited)
1. Organization
As used herein, the terms “we”, “us”, “our” or the “Company” refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership”).
We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized industrial properties and investments in the life science industry. Our properties are primarily leased to experienced, state-licensed operators for their regulated cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to primarily lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance.
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
This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.
Management believes that all adjustments of a normal, recurring nature considered necessary for a fair statement have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2026.
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
Reclassification. Certain prior period amount has been reclassified to conform to current period presentation. The reclassification had no impact on previously reported net income attributable to common stockholders.
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

As of March 31, 2026, the outstanding principal balance on the Notes due 2026 (as defined in Note 8), which matures in May 2026, was $291.2 million. The Company currently does not have sufficient liquidity to satisfy this obligation at maturity.
Management is actively evaluating alternatives to address the maturity of the Notes due 2026, which may include refinancing the existing indebtedness or raising additional capital combined with existing cash resources to retire the obligation. Although management believes that it is more likely than not that the Company will be able to address the maturity of the Notes due 2026, guidance issued under ASC 205-40 requires that management not conclude that such an outcome is "probable" if, among other factors, the outcome is not within control of the Company. Because there has not been a sufficient amount of capital raised to pay off the bonds as of the date of this filing, such outcomes are not solely within the control of the Company and therefore, management is unable to conclude that such an outcome is probable. Accordingly, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year following the date of issuance of these consolidated financial statements. See Note 14 "Subsequent Events" for additional information regarding financing transactions that were closed after March 31, 2026.
The failure to retire or refinance the Notes due 2026 could lead to an event of default, which would have a material adverse effect on the Company’s financial condition.
The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Significant Accounting Policies. The consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026, contains a discussion of significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2026.
Concentration of Credit Risk.
Real Estate Investments
Tenant Concentration
As of March 31, 2026, we owned 110 properties located in 19 states and leased to 38 tenants. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.
The following tables set forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2026 and 2025, including tenant reimbursements:

	For the Three Months Ended
	March 31, 2026
		Percentage of
	Number of	Rental
	Leases	Revenue
Ascend Wellness Holdings, Inc. ("Ascend")	4	12%
Green Thumb Industries, Inc. ("Green Thumb")	3	9%
Curaleaf Holdings, Inc. ("Curaleaf")	8	8%
Trulieve Cannabis Corp. ("Trulieve")	6	8%
Cresco Labs Inc.	5	7%

	For the Three Months Ended
	March 31, 2025
		Percentage of
	Number of	Rental
	Leases	Revenue
PharmaCann Inc. ("PharmaCann")	11	12%
Ascend	4	11%
Green Thumb	3	8%
Curaleaf	8	8%
Trulieve	6	7%
In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
Geographic Concentration
As of both March 31, 2026 and December 31, 2025, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment as of March 31, 2026 and December 31, 2025.
Financial Instruments
Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, notes and interest receivable, and investments in preferred stock and warrant.
Concentration of credit risk relating to notes and interest receivable and preferred stock investments are managed by the Company through portfolio monitoring and performing due diligence prior to origination or acquisition. As of both March 31, 2026 and December 31, 2025, the Company had invested $100.0 million into the IQHQ Credit Facility and $50.0 million into the IQHQ Preferred Stock and IQHQ Warrant (as defined in Note 7), respectively, representing a significant concentration of credit risk. The Company monitors IQHQ’s (as defined in Note 7) credit quality and enforces collateral rights under the credit agreement.
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2026, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.
3. Common Stock
As of March 31, 2026, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 28,314,520 shares of common stock issued and outstanding.
We have entered into equity distribution agreements with four sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”), including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. See Note 4 “Preferred Stock” for information regarding the sale of Series A Preferred Stock under the ATM Program.
During the three months ended March 31, 2026, we sold 178,655 shares of common stock pursuant to the ATM Program for net proceeds of $9.3 million. No shares of common stock were issued pursuant to the ATM Program during the three months ended March 31, 2025.
In March 2025, our Board of Directors authorized a share repurchase program (the "Prior Share Repurchase Program") of up to $100.0 million of the Company’s common stock. In March 2026, the Board of Directors authorized a new share repurchase program (the "New Share Repurchase Program") of up to $100.0 million of the Company's common stock. The New Share Repurchase Program replaces the Company's Prior Share Repurchase Program, which expired on March 17, 2026. The New Share Repurchase Program expires on March 4, 2027, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion. No shares of common stock were repurchased and retired during the three months ended March 31, 2026 under either of the share repurchase programs. During three months ended March 31, 2025, we repurchased and retired 4,586 shares of common stock under the Prior Share Repurchase Program for $0.3 million.
4. Preferred Stock
As of March 31, 2026, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were 4,718,048 shares issued and outstanding of Series A Preferred Stock. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding, the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
During the three months ended March 31, 2026 and 2025, we sold 2,698,523 and 385,147 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $60.3 million and $9.2 million, respectively.
5. Dividends
The following table describes the dividends declared by the Company during the three months ended March 31, 2026:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 13, 2026	Common stock	$1.90	March 31, 2026	April 15, 2026	$54,446
March 13, 2026	Series A preferred stock	$0.5625	March 31, 2026	April 15, 2026	$2,654
6. Investments in Real Estate
Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of both March 31, 2026 and December 31, 2025, acquisitions of $16.8 million have been recognized as notes receivable and are included in other assets, net on our consolidated balance sheets.
No impairment losses were recognized during the three months ended March 31, 2026. During the three months ended March 31, 2025, we recognized an impairment loss on real estate of $3.5 million related to one of our properties in Palm Springs, California which was under contract for sale and sold in June 2025.
Acquired In-Place Lease Intangible Assets
In-place lease intangible assets and related accumulated amortization as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
In-place lease intangible assets	$9,757	$9,757
Accumulated amortization	(3,602)	(3,391)
In-place lease intangible assets, net	$6,155	$6,366
Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our consolidated statements of income was $0.2 million for both the three months ended March 31, 2026 and 2025, respectively. The weighted-average remaining amortization period of the acquired in-place leases was 7.5 years, and the estimated annual amortization of the value of the acquired in-place leases as of March 31, 2026 is as follows (in thousands):

Year	Amount
2026 (nine months ending December 31)	$633
2027	844
2028	844
2029	844
2030	844
Thereafter	2,146
Total	$6,155
Above-Market Lease
The above-market lease and related accumulated amortization included in other assets, net on our consolidated balance sheets as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
Above-market lease	$1,054	$1,054
Accumulated amortization	(394)	(371)
Above-market lease, net	$660	$683
The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of 7.3 years. For both the three months ended March 31, 2026 and 2025, the amortization of the above-market lease was $23,000.
Lease Amendments, Terminations and New Leases
In January 2024, the lease modifications for two of our leases to extend the initial term of each lease changed the lease classification from operating lease to sales-type lease that did not satisfy all the criteria for recognition as a completed sale. Accordingly, we continue to recognize the underlying assets within net real estate held for investment and all lease payments received, as well as any future lease payments, will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met. As of March 31, 2026, we have received lease payments of $5.1 million that have been included in other liabilities on our consolidated balance sheet. The underlying assets’ land and building and improvements had a gross carrying value of $4.1 million and $28.9 million, respectively, and accumulated depreciation of $4.6 million as of March 31, 2026.
During the three months ended March 31, 2026, the leases with Gold Flora, LLC for the properties located in Desert Hot Springs and Palm Springs, California were terminated in connection with the receivership and concurrent with the lease terminations, we executed new leases with a new tenant for both properties.
In March 2026, we executed a new lease with a new tenant for one of our properties located in Illinois, which was previously leased to PharmaCann.
Capitalized Costs
During the three months ended March 31, 2026, we capitalized costs of $0.9 million relating to improvements and construction activities at our properties.
Property Dispositions
In April 2025, we sold a property in Michigan for $9.0 million (excluding transaction costs) and provided a secured loan for $8.5 million to the buyer of the property. The loan matures on April 24, 2028 with an option to extend the maturity for twelve months, conditional on the payment of an extension fee. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of March 31, 2026, we have received a total of $1.8 million for a loan origination fee and interest. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of $0.4 million and $9.6 million, respectively, and accumulated depreciation of $2.2 million as of March 31, 2026, remain on the consolidated balance sheet, and the buildings and improvements continue to be depreciated.
In February 2026, we sold a property in Arizona for net proceeds of $2.6 million and recognized a gain on sale of real estate of $0.4 million.
Future Contractual Minimum Rent
Future contractual minimum rent (including base rent and property management fees) to be received on our leases as of March 31, 2026 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2026 (nine months ending December 31)	$221,637
2027	308,687
2028	316,054
2029	322,309
2030	326,717
Thereafter	2,903,981
Total	$4,399,385
Future contractual minimum rent includes payments to be received on two sales-type leases, which will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met.
7. Life Science Investments
In August 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with IQHQ, Inc, a private life science real estate investment trust, and certain of its affiliates (collectively "IQHQ"). The Securities Purchase Agreement, together with certain exhibits thereto, set forth the terms under which the Company agreed to: (i) purchase up to $170 million of 15.0% Series G Cumulative Redeemable Preferred Stock of IQHQ (the “IQHQ Preferred Stock”) at a price of $1,000 per share, together with corresponding warrants to purchase common equity units of IQHQ at an exercise price of $0.01 per unit, subject to the satisfaction of certain funding milestones of the IQHQ Preferred Stock; and (ii) provide a $100 million commitment to IQHQ as a member of a lender syndicate under an Amended and Restated Credit Agreement (the “IQHQ Credit Facility”) with an initial term of three years, extendable by an additional 12 months upon payment of an extension fee and satisfaction of certain other conditions.
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
The following table details the carrying value of our life science investments, including the value of the forward contract to purchase the remaining minimum commitment of IQHQ Preferred Stock (in thousands):

	March 31, 2026	December 31, 2025
Investment in IQHQ Preferred Stock	$47,430	$47,430
Investment in IQHQ Warrant	5,321	5,321
Forward contract for the purchase of IQHQ Preferred Stock	2,562	2,562
PIK dividend	1,075	444
Investment in IQHQ Credit Facility	96,806	96,493
PIK interest	786	415
Total	$153,980	$152,665
As of March 31, 2026 and December 31, 2025, there were no impairments or adjustments to the carrying value of the investments in the equity securities of IQHQ as a result of observable price changes and there were no allowance for credit losses with respect to our investment in the IQHQ Credit Facility.
8. Debt
Notes due 2026
In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. However, the Notes due 2026 are effectively subordinated to any of the Company’s, the Operating Partnership’s and the Operating Partnership’s subsidiaries’ future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes due 2026 requires semiannual interest payments at a rate of 5.50% per year and will mature on May 25, 2026. The terms of the Notes due 2026 are governed by an indenture dated May 25, 2021, and provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating.

In connection with the issuance of the Notes due 2026, we recorded $6.8 million of issuance costs, which are being amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026. The effective interest rate including amortization of issuance costs is 6.03%.
The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cash coupon	$4,004	$4,081
Amortization of issuance cost	379	364
Capitalized interest	(50)	(56)
Total interest expense	$4,333	$4,389
The following table details the carrying value of our Notes due 2026 (in thousands):

	March 31, 2026	December 31, 2025
Principal amount	$291,215	$291,215
Unamortized issuance cost	(234)	(613)
Carrying value	$290,981	$290,602
As of March 31, 2026, the Operating Partnership may redeem some or all of the Notes due 2026 at its option at any time at 100% of the principal amount of the Notes due 2026 being redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.
In February 2025, we made early partial repayments at a discount totaling $8.7 million on the Notes due 2026, reducing the principal balance by $8.8 million. Following the partial repayment, all other terms and conditions of the debt agreement remain unchanged.
The terms of the indenture for the Notes due 2026 require compliance with various financial covenants, including minimum level of debt service coverage and limits on the amount of total leverage and secured debt maintained by the Operating Partnership. Management believes that it was in compliance with those covenants as of March 31, 2026.
Accrued interest payable for the Notes due 2026 as of March 31, 2026 and December 31, 2025 was $6.0 million and $2.0 million, respectively, and is included in accounts payable and accrued expenses on our consolidated balance sheets.
Revolving Credit Facility
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement initially provided $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by certain assets of the Company. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. At March 31, 2026, the interest rate was 9.0%. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. In November 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility was increased from $50.0 million to $87.5 million. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2026. As of December 31, 2025, there were $27.5 million of borrowings outstanding under the Revolving Credit Facility.

In connection with the Revolving Credit Facility, we recorded $1.2 million of deferred financing costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. For both the three months ended March 31, 2026 and 2025, we recognized $0.1 million, respectively, of non-cash interest expense related to the Revolving Credit Facility.

IIP Life Science Credit Facility
On October 2025, our Operating Partnership and IIP Life Science Investments LLC ("IIP Life Science") entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in IQHQ Preferred Stock, the IQHQ Warrant, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility will bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month Secured Overnight Financing Rate ("SOFR"), as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.10%. As of both March 31, 2026 and December 31, 2025, there were $75.0 million of borrowings outstanding under the IIP Life Science Credit Facility.
The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter. Management believes that it was in compliance with those covenants as of March 31, 2026.
In connection with the IIP Life Science Credit Facility, we recorded $0.9 million of issuance costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the IIP Life Science Credit Facility. For the three months ended March 31, 2026, we recognized $79,000 of non-cash interest expense related to the IIP Life Science Credit Facility.
The following table summarizes the principal payments on our outstanding indebtedness as of March 31, 2026 (in thousands):

Payments Due by Year	Amount
2026 (nine months ending December 31)	$291,215
2027	—
2028	75,000
Total	$366,215
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

Through March 31, 2026, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three months ended March 31, 2026 and 2025 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share.
Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Net income	$32,809	$31,077
Preferred stock dividends	(2,654)	(781)
Distribution to participating securities	(983)	(747)
Net income attributable to common stockholders used to compute net income per share (basic and diluted)	$29,172	$29,549

Weighted-average common shares outstanding:
Basic	27,991,910	28,275,549
Restricted stock and RSUs	475,274	312,473
Diluted	28,467,184	28,588,022
Net income attributable to common stockholders per share:
Basic	$1.04	$1.05
Diluted	$1.02	$1.03
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
The following table presents the carrying value and approximate fair value of financial instruments at March 31, 2026 and December 31, 2025 (in thousands):

	At March 31, 2026		At December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Life science investments(1)	$97,592	$97,592	$96,908	$96,908
Construction loan(2)	$22,800	$30,056	$22,800	$29,997
Investments as cash equivalents(3)	$159	$159	$158	$158
Notes receivable(4)	$16,786	$16,786	$16,786	$16,786
Notes due 2026(5)	$290,981	$289,526	$290,602	$288,644
Revolving credit facility(6)	$—	$—	$27,500	$27,500
Life science credit facility(7)	$75,000	$75,000	$75,000	$75,000

(1)Excludes $56.4 million and $55.8 million as of March 31, 2026 and December 31, 2025, respectively, of investments in the IQHQ Preferred Stock and IQHQ Warrant which are carried at cost under the measurement alternative of ASC 321, Investments - Equity Securities. The investment in the IQHQ Credit Facility is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At March 31, 2026 and December 31, 2025, the expected market yield used to determine fair values were 16.5% and 16.8%, respectively. Changes in market yields may change the fair value of the investment into the revolving credit facility. Generally, an increase in market yields may result in a decrease in the fair value of the investment in the revolving credit facility. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the investment in the revolving credit facility may fluctuate from period to period. Additionally, the fair value of the investment in the revolving credit facility may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.
(2)The construction loan receivable is categorized as Level 3 and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. At each of March 31, 2026 and December 31, 2025, the expected market yield used to determine fair value was 16.25%. Changes in market yields may change the fair value of the construction loan. Generally, an increase in market yields may result in a decrease in the fair value of the construction loan. Due to the inherent uncertainty of determining the fair value of a loan that does not have a readily available market value, the fair value of the construction loan may fluctuate from period to period. Additionally, the fair value of the construction loan may differ significantly from the value that would have been used had a readily available market existed for such loan and may differ materially from the value that the Company may ultimately realize.
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
(4)Notes receivable relate to certain acquisitions of real estate which did not satisfy the requirements for sale-leaseback accounting (see Note 6 “Investment in Real Estate” to our consolidated financial statements for more information). The notes receivable are categorized as Level 3 and were valued using a yield analysis. At March 31, 2026 and December 31, 2025, the weighted average expected market yields used to determine fair values were 29.1% and 26.5%, respectively.
(5)The fair value is determined based upon Level 2 inputs as the Notes due 2026 were not traded in an active market.
(6)The Revolving Credit Facility is categorized as Level 2 and was valued using a discounted cash flow analysis based on significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Changes in discount and borrowing rates may change the fair value of the Revolving Credit Facility. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value.
(7)The Life Science Credit Facility is categorized as Level 2 and was valued using a discounted cash flow analysis based on significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Changes in discount and borrowing rates may change the fair value of the Life Science Credit Facility. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value.
The carrying amounts of cash equivalents, accounts payable, accrued expenses and other liabilities approximate their fair values.
11. Common Stock Incentive Plan
Our board of directors adopted our 2016 Omnibus Incentive Plan (the “2016 Plan”) to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan offers our directors, employees and consultants an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2016 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,000,000 shares. Any equity awards that lapse, expire, terminate, are canceled or are forfeited (including forfeitures in connection with satisfaction of tax withholding obligations of the recipient) are re-credited to the 2016 Plan’s reserve for future issuance. The 2016 Plan will automatically terminate in December 2026.

A summary of the restricted stock activity under the 2016 Plan and related information for the three months ended March 31, 2026 is included in the table below:

	Unvested Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2025	109,591	$80.61
Granted	113,937	$49.85
Vested	(28,355)	$78.07
Forfeited(1)	(18,680)	$103.65
Balance at March 31, 2026	176,493	$58.72

(1)Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.
The remaining unrecognized compensation cost of $8.9 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of 2.2 years as of March 31, 2026. The fair value of restricted stock that vested during the three months ended March 31, 2026 was $2.3 million.
The following table summarizes our RSU activity for the three months ended March 31, 2026. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the 2016 Plan:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	280,555	$104.19
Granted	87,366	$49.85
Vested and converted to common stock, net	(17,633)	$85.72
Forfeited(1)	(9,258)	$75.35
Balance at March 31, 2026	341,030	$92.01

(1)Shares that were forfeited to cover employee's tax withholding obligation upon distribution from the Deferred Compensation Plan.
The remaining unrecognized compensation cost of $8.5 million for RSU awards is expected to be recognized over an amortization period of 2.1 years as of March 31, 2026.
12. Commitments and Contingencies
Improvement Allowances. As of March 31, 2026, we had $4.4 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.
Life Science Investments. As of March 31, 2026, we had $120.0 million remaining on our commitment to purchase up to $170.0 million of IQHQ Preferred Stock, scheduled to be funded in various installments by June 30, 2027, subject to extension options exercisable by IQHQ. See Note 7 "Life Science Investments" for further details.
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
On May 9, 2024, a fifth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Gary A Gedig, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracy Hager, Alan Gold, Gary A. Kreitzer, Mary Curran, Scott Shoemaker, M.D., and David Stecher, and Innovative Industrial Properties, Inc., Civil No. C-24-CV-24-000130, and filed in the Circuit Court for Baltimore City, Maryland. Plaintiff and defendants in this action filed a Joint Stipulation to Stay the Proceedings, which was granted on September 17, 2024. This derivative action relates to the same allegations as those made in the Mallozzi class action, detailed above, and remains pending. On April 23, 2026, the defendants filed a motion to dismiss this derivative action.
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
13. Segment Information
Our reportable segments consist of the following as of March 31, 2026:
•Cannabis Portfolio Segment, which primarily includes the acquisition, development and redevelopment, and leasing of real estate properties to regulated cannabis operators on a long-term triple-net basis.
•Life Science Portfolio Segment, which includes the investments in the IQHQ Credit Facility, IQHQ Preferred Stock and IQHQ Warrant.
The CODM is our President and Chief Executive Officer. The CODM evaluates the performance of each reportable segment and allocates resources based on segment net income. Items that are not directly assignable to a reportable segment are reflected as Unallocated, consistent with how our CODM utilizes segment information for planning and execution of our business strategy. Total capital expenditures are reviewed by the CODM on a consolidated basis as presented in the accompanying consolidated statements of cash flows. All of our operations are conducted within the United States.
The segment net income, including significant segment expenses that are regularly reviewed by the CODM, for the three months ended March 31, 2026 and 2025, and the total segment assets as of March 31, 2026 and December 31, 2025, are presented in the tables below (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cannabis Portfolio Segment:
Rental revenues (including tenant reimbursements)	$68,920	$71,697
Other revenues	76	25
Total reportable segment revenue	68,996	71,722
Property expenses	(7,576)	(7,379)
Depreciation and amortization expense	(18,584)	(18,391)
Impairment loss on real estate	—	(3,527)
Gain (loss) on sale of real estate	422	—
Interest and other income	442	600
Cannabis Portfolio Segment net income	43,700	43,025

Life Science Portfolio Segment:
Interest and other income	5,544	—
Life Science Portfolio Segment net income	5,544	—

Total reportable segment net income	49,244	43,025

Unallocated:
General and administrative expense	(10,349)	(8,461)
Interest and other income	345	1,013
Interest expense	(6,431)	(4,500)
Net income	32,809	31,077
Preferred stock dividends	(2,654)	(781)
Net income attributable to common stockholders	$30,155	$30,296

Segment Total Assets:	March 31, 2026	December 31, 2025
Cannabis Portfolio Segment	$2,145,401	$2,165,359
Life Science Portfolio Segment	153,980	152,665
Unallocated	94,599	52,834
Total	$2,393,980	$2,370,858
14. Subsequent Events
Issuance of Common Stock
In April 2026, we sold 514,950 shares of common stock pursuant to the ATM Program for net proceeds of $25.6 million.
Issuance of Preferred Stock
In April 2026, we sold 506,628 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $10.6 million.

Issuance of Debt
In April 2026, the Company closed a $20.0 million, three-year secured term loan which bears interest at a fixed rate of 9.0%.
Purchase of IQHQ Preferred Stock
In April 2026, the Company purchased an additional 25,000 shares of IQHQ Preferred Stock for $25.0 million.
Repayment of Notes due 2026
In April 2026, the Company made early partial repayments on the Notes due 2026, reducing the principal balance by $9.1 million.
New Lease
In April 2026, the Company executed a new lease with Curaleaf for our property located in Buckeye Lake, Ohio, which was previously leased to PharmaCann.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: rates of default on leases for our assets; our ability to re-lease properties upon tenant defaults or lease terminations for the rent we currently receive, or at all; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the demand for regulated cannabis cultivation and processing facilities; anticipated funding sources for our investment in IQHQ Preferred Stock (as defined in Note 7 to the consolidated financial statements); defaults on our investments in real estate-related assets, such as the IQHQ Credit Facility and IQHQ Preferred Stock (as defined in Note 7 to the consolidated financial statements); our ability to identify, acquire, or profitably operate life science properties; market dynamics in the life science sector; decreased economic activity due to fluctuations in trade policies, tariffs, and related government actions; inflation dynamics; the impact of pandemics on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflicts in Ukraine and Israel; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; the timing, scope and impact of the April 23, 2026 final order issued by the U.S. Department of Justice and the Drug Enforcement Administration regarding the federal scheduling status of certain marijuana activities; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the potential impact on us from litigation matters, including rising liability and insurance costs; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; how and when any forward equity sales may settle; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, "Item 1A. Risk Factors" included in this report. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

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
We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized industrial and investments in the life science industry. Our properties are primarily leased to experienced, state-licensed operators for their regulated cannabis facilities. We have acquired and intend to continue to acquire our cannabis properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to primarily lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance. Outside of the cannabis sector, our leases may include different lease structures that do not require tenants to assume all property-related expenses. In addition to our cannabis-related real estate portfolio, we also have investments in the life science industry and intend to actively pursue acquisitions of properties within that sector as a key component of our growth strategy. We may continue expanding our investment activities to include joint ventures, debt or mezzanine financing, preferred or joint venture equity interests, and interests in other real estate funds or REITs.
We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of March 31, 2026, we had 23 full-time employees.
As of March 31, 2026, we owned 110 properties comprising 8.9 million square feet (including 303,000 rentable square feet under development/redevelopment) in 19 states. As of March 31, 2026, we had invested $2.5 billion in the aggregate (consisting of purchase price and funding of draws for construction and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $4.4 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $4.4 million committed to fund draws to certain tenants and vendors for improvements at our properties, $0.9 million was incurred but not funded as of March 31, 2026.
Of these 110 properties, we include 108 properties in our operating portfolio, which were 97.8% leased as of March 31, 2026, with a weighted-average remaining lease term of 12.4 years. We do not include in our operating portfolio the following properties (all of which were under development/redevelopment as of March 31, 2026, and together are expected to comprise 255,000 rentable square feet upon completion of development/redevelopment):

•Inland Center Drive in San Bernardino, California; and
•Leah Avenue in San Marcos, Texas.
As previously disclosed, we entered into leases with PharmaCann Inc. and its affiliates for eleven properties. Effective February 1, 2025, rent under two cultivation facility leases in Michigan and Massachusetts, representing aggregate monthly base rent of approximately $1.3 million, was fully abated pursuant to lease amendments entered into in January 2025. In April 2025, we re-leased the approximately 205,000 square foot Michigan property to Berry Green, and we have also leased the former PharmaCann cultivation facility in Holliston, Massachusetts to a third party.
We regained possession of one retail property in Colorado through a default judgment and the property was subsequently sold in December 2025. PharmaCann has paid, and continues to pay, full rent on the remaining four retail properties in Colorado. In December 2025, we obtained a judgment in our favor in an eviction action relating to the Dwight, Illinois facility and regained possession of that property. The property was re-leased to Grown Rogue in March 2026. PharmaCann defaulted on its rent obligations under three out of seven the remaining leases, covering properties in New York, Pennsylvania, Ohio. As of March 31, 2026, amounts due under these leases for base rent, property management fees, and estimated tax and insurance payments totaled $38.5 million, including the balance related to the Illinois property. We have commenced litigation and are actively seeking possession of the remaining properties in New York, Pennsylvania and Ohio. As of March 31, 2026, the seven properties leased to PharmaCann collectively represented approximately 10.3%

of our annualized contractual rent. We continue to enforce our rights under the applicable lease agreements and pursue available remedies. See Note 6, “Investments in Real Estate,” to our consolidated financial statements for additional information.
On February 26, 2026, the Company entered into a settlement agreement (the “PharmaCann Settlement Agreement”) with PharmaCann Inc. (“PharmaCann”) to resolve pending lawsuits brought by certain indirect, wholly owned subsidiaries of the Company against PharmaCann and certain of its affiliates in connection with rent defaults under leases (the “PharmaCann Leases”) for three properties owned by the Company located in New York, Ohio, and Pennsylvania. Pursuant to the PharmaCann Settlement Agreement, PharmaCann agreed to wind down and close its operations at each property and surrender possession of the New York and Pennsylvania premises to the Company on or before May 20, 2026, and the Ohio premises on or before May 26, 2026. Upon PharmaCann's vacating and surrendering of the premises on the applicable surrender dates, the PharmaCann Leases will be deemed terminated.
In connection with the PharmaCann Settlement Agreement, the parties entered into consent orders, stipulations of judgment, and stipulations of settlement with the respective courts in Pennsylvania, New York, and Ohio (collectively, the “Consents”). The Consents provide for the entry of judgments in favor of the Company's subsidiaries for possession of the premises as well as monetary judgments and were fully executed on March 13, 2026. The monetary judgments are subject to reduction on a dollar-for-dollar basis for escrowed rent funds released to the Company.
In March 2025, we initiated a strategic effort to improve long-term financial performance by repositioning a portion of our tenant base toward more financially viable, long-term operators. In connection with this effort, we declared certain tenants and their affiliates in default for failure to pay contractual rent in full, including 4Front Ventures Corp., Gold Flora, LLC and TILT Holdings Inc. We are actively pursuing our rights under these leases, which may include eviction proceedings. 4Front Ventures has filed for bankruptcy protection in Canada and for voluntary receivership in Massachusetts and Illinois, which may delay our enforcement efforts. As of March 31, 2026, we have terminated all three leases with affiliates of Gold Flora. As of March 31, 2026, 4Front Ventures Corp and TILT Holdings Inc collectively represented approximately 8.8% of our annualized contractual rent and owed $28.1 million and $6.6 million, respectively, for base rent, property management fees, and estimated tax and insurance payments.
During the quarter ended March 31, 2026, we also declared defaults under leases with two additional tenants, The Cannabist Company and Battle Green Holdings, Inc. ("Battle Green"), for failure to pay rent in full. As of March 31, 2026, these leases represented, in the aggregate, 5% of our annualized contractual rent.

Factors Impacting Our Operating Results
Our results of operations are affected by a number of factors and depend on the rental revenues we receive from the properties that we acquire, the timing of lease expirations, general market conditions, the regulatory environment in the regulated cannabis industry, the regulatory and market conditions applicable to the life science industry, and the competitive environment for real estate assets supporting regulated cannabis operators and life science tenants.
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
Our tenants primarily operate in the regulated cannabis industry and continue to be affected by a combination of macroeconomic, industry-specific and regulatory factors. These include federal, state and local taxation burdens; competitive pressure from illicit, unlicensed cannabis operations; declines in unit pricing for regulated cannabis products; constrained access to capital; inflationary pressures; elevated interest rates; significant debt maturities; labor market constraints; supply chain disruptions; evolving trade policies; and broader U.S. consumer financial conditions. Market dynamics and regulatory frameworks vary by state and may influence tenant profitability and demand for regulated cannabis cultivation and production facilities. These conditions have already adversely affected the ability of certain tenants to meet their lease obligations and have had a material adverse effect on the Company’s financial condition, results of operations, and cash flows. If these challenges persist or worsen, additional tenants may default under their leases and we may be unable to re-lease affected properties on favorable terms, or at all. The extent and duration of these impacts depend on developments in the regulated cannabis markets in which we operate and remain subject to significant uncertainty. These tenant-related challenges are currently having a material adverse effect on the Company’s financial condition, results of operations, and cash flows. See “—Results of Operations—Comparison of the three months ended March 31, 2026 and 2025—Rental Revenues” for more information. If these challenges persist or worsen, additional tenants may default under their leases and we may be unable to re-lease affected properties on favorable terms, or at all. The extend and duration of these impacts depend on developments in the regulated cannabis markets in which we operate and remain subject to significant uncertainty.
On April 23, 2026, the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Administration (“DEA”) announced a final order reclassifying FDA-approved marijuana drug products and certain state-licensed medical marijuana activities from Schedule I to Schedule III, while adult-use marijuana, synthetic tetrahydrocannabinols and unlicensed marijuana activities remain Schedule I. The final order creates an expedited DEA registration pathway for eligible state-licensed medical marijuana operators and, if such operators obtain registration, may eliminate the application of Section 280E to qualifying medical marijuana operations. However, no retrospective tax relief or guidance has been issued, and significant uncertainty remains regarding dual-license operators, actions by the DEA, the U.S. Department of the Treasury, and the Internal Revenue Service, tenants’ ability to obtain DEA registration, and the outcome of the DEA administrative hearing scheduled to begin on June 29, 2026. Accordingly, while we believe these developments represent a meaningful step forward for the industry and could improve operator economics, access to capital, and long-term growth, we continue to assess their impact on our tenants, properties, and business and cannot predict the effect on our financial condition, results of operations, or cash flows.
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
Significant Tenants and Concentrations of Risk
As of March 31, 2026, we owned 110 properties located in 19 states leased to 38 tenants. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At March 31, 2026, our largest property was located in New York and accounted for 5.5% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at March 31, 2026. See Note 2 “Concentration of Credit Risk” in the notes to our consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three months ended March 31, 2026.
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
Results of Operations
Investments in Real Estate
See Note 6 “Investment in Real Estate” in the notes to the consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the three months ended March 31, 2026.
Investment in Life Science
See Note 7 "Life Science Investments" in the notes to the consolidated financial statements for information regarding our life science investment activity during the three months ended March 31, 2026.

Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change
Cannabis Portfolio Segment:
Rental revenues (including tenant reimbursements)	$68,920	$71,697	$(2,777)
Other revenues	76	25	51
Property expenses	(7,576)	(7,379)	(197)
Depreciation and amortization expense	(18,584)	(18,391)	(193)
Impairment loss on real estate	—	(3,527)	3,527
Gain (loss) on sale of real estate	422	—	422
Interest and other income	442	600	(158)
Cannabis Portfolio Segment net income	43,700	43,025	675

Life Science Portfolio Segment:
Interest and other income	5,544	—	5,544
Life Science Portfolio Segment net income	5,544	—	5,544

Unallocated:
General and administrative expense	(10,349)	(8,461)	(1,888)
Interest and other income	345	1,013	(668)
Interest expense	(6,431)	(4,500)	(1,931)
Net income	32,809	31,077	1,732
Preferred stock dividends	(2,654)	(781)	(1,873)
Net income attributable to common stockholders	$30,155	$30,296	$(141)
Cannabis Portfolio Segment
Rental Revenues. Rental revenues for the three months ended March 31, 2026 decreased by $2.8 million, or 4%, to $68.9 million, compared to $71.7 million for the three months ended March 31, 2025. The decline was primarily driven by a $6.9 million decrease related to tenant defaults, partially offset by a $3.1 million increase due to annual contractual rent escalations and $1.0 million increase related to the property acquired in February 2025 and new leases executed on existing properties.
During the three months ended March 31, 2026, we applied $1.2 million of security deposits for payment of rent on properties leased to Battle Green and The Cannabist Company. During the three months ended March 31, 2025, we applied $5.8 million of security deposits for payment of rent on properties leased to PharmaCann, Gold Flora, TILT and Sozo.
Property Expenses. Property expenses for the three months ended March 31, 2026 increased by $0.2 million to $7.6 million, compared to $7.4 million for the three months ended March 31, 2025. The increase was primarily attributable to additional investments in existing properties, which resulted in $0.6 million of higher property taxes. This increase was partially offset by a $0.4 million decrease in insurance expense due to lower premiums under the master property insurance policy renewed in August 2025, as well as lower property expenses related to properties repossessed from defaulted tenants. Property expenses related to leased properties are generally reimbursable by tenants under the terms of the leases.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2026 increased by $0.2 million to $18.6 million, compared to $18.4 million for the three months ended March 31, 2025.

The increase was primarily attributable to depreciation on new assets placed into service subsequent to March 31, 2025, partially offset by lower depreciation on the properties sold during the same period.
Impairment Loss on Real Estate. Impairment loss on real estate of $3.5 million for the three months ended March 31, 2025 related to one of our properties located in Palm Springs, California which was under contract to be sold for less than its carrying value as of March 31, 2005 and was sold in June 2025.
Gain on Sale of Real Estate. Gain on sale of real estate for the three months ended March 31, 2026 related to the sale of a property located in Phoenix, Arizona in February 2026.
Interest and Other income. Interest and other income related to the interest income on the construction loan for the development of a regulated cannabis cultivation and processing facility in California.

Life Science Portfolio Segment
Interest and Other Income. Interest and other income for the three months ended March 31, 2026 was $5.5 million and consisted of interest and dividend income earned on our investments in the IQHQ Credit Facility and IQHQ Preferred Stock. These investments were made in September 2025 and, accordingly, did not generate income during the three months ended March 31, 2025.
Unallocated Items
General and Administrative Expense. General and administrative expense for the three months ended March 31, 2026 increased $1.9 million to $10.3 million from $8.5 million for the three months ended March 31, 2025. The increase was primarily driven by a $1.5 million increase in litigation expense.

Interest and Other Income. Interest and other income decreased by $0.7 million to $0.3 million for the three months ended March 31, 2026, compared to $1.0 million for the three months ended March 31, 2025. The decrease was due to lower interest-bearing investments and lower rates earned on those investments.
Interest Expense. Interest expense primarily consists of interest on our Notes due 2026 and interest on our credit facilities. Interest expense for the three months ended March 31, 2026 increased by $1.9 million to $6.4 million, compared to $4.5 million for the three months ended March 31, 2025. The increase was primarily driven by interest incurred on borrowings under our revolving credit facilities beginning in September 2025.
Preferred Stock Dividends. Preferred stock dividends for the three months ended March 31, 2026 increased by $1.9 million, to $2.7 million, compared to $0.8 million for the three months ended March 31, 2025. The increase was due to additional shares of the Series A Preferred Stock issued under the ATM Program subsequent to March 31, 2025.
Cash Flows
Comparison of the Three Months Ended March 31, 2026 and 2025 (in thousands)

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$56,031	$54,242	$1,789
Net cash provided by (used in) investing activities	(341)	(17,156)	16,815
Net cash provided by (used in) financing activities	(14,170)	(55,321)	41,151
Ending cash and cash equivalents	89,117	128,010	(38,893)
Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2026 and 2025 were $56.0 million and $54.2 million, respectively. Cash flows provided by operating activities were generally from contractual rent and tenant reimbursements from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased. For the three months ended March 31, 2026, cash flows provided by operating activities also included interest and dividend income earned on our investments in the IQHQ Credit Facility and IQHQ Preferred Stock. The increase in cash flows provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to interest and dividend income earned on our investments in the IQHQ Credit Facility and IQHQ Preferred Stock, partially offset by lower rental revenue and timing differences in working capital and application of tenant security deposits.
Investing Activities
For the three months ended March 31, 2026, cash flows used in investing activities consisted of $2.9 million in funding of draws for improvements and construction, partially offset by $2.6 million in proceeds from the sale of real estate asset. For the three months ended March 31, 2025, net cash used in investing activities was $17.2 million, driven by $16.9 million of investments in real estate and funding of draws for improvements and construction at our properties, and $0.3 million related to net purchases and maturities of short-term investments.
Financing Activities
Net cash used in financing activities of $14.2 million during the three months ended March 31, 2026 was driven by dividend payments of $54.9 million to common and preferred stockholders, principal repayments of $32.5 million on one of our credit facilities and $1.3 million related to the net share settlement of equity awards to satisfy employee withholding taxes upon the vesting of restricted stock. These amounts were partially offset by $60.3 million of net proceeds from the issuance of Series A Preferred Stock and $9.3 million of net proceeds from the issuance of common stock under our ATM program and draws of $5.0 million on one of our credit facilities.
Net cash used in financing activities of $55.3 million during the three months ended March 31, 2025 was primarily driven by dividend payments of $54.8 million to common and preferred stockholders, a partial principal repayment of $8.7 million on the Notes due 2026 and $0.7 million related to the net share settlement of equity awards to satisfy employee withholding taxes upon the vesting of restricted stock. These amounts were partially offset by $9.2 million in net proceeds from the issuance of Series A Preferred Stock under our at-the-market offering program.
Liquidity and Capital Resources
Sources and Uses of Cash
Liquidity is a measure of our ability to meet potential cash requirements. Our principal future uses of cash and cash equivalents include the acquisition of additional properties and other investments (including the completion of our investment in IQHQ Preferred Stock), associated acquisition and improvement costs, non-reimbursed expenses associated with unleased properties, operating and administrative expenses, scheduled debt service and repayments, and the payment of dividends to holders of our Common Stock and Preferred Stock, as well as any future series of preferred stock we may issue. As of March 31, 2026, we had cash and cash equivalents of $89.1 million.
We derive substantially all of our income from leasing our properties and life science investments, collecting rental, interest and dividend income. These sources of income represent our primary source of liquidity to fund the acquisition of additional properties, the development and redevelopment of existing properties, the funding of our remaining investment in IQHQ Preferred Stock, dividends to our stockholders, scheduled debt service under our Notes due 2026, repayment of borrowings and interest payments under our Credit Facilities, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur property costs not paid by the tenant during the time it takes to re-lease or sell the property.
We expect to meet our liquidity needs through a combination of rental income from our properties, cash and investments on hand, borrowings under our Credit Facilities, mortgage financing on certain of our properties, and access to capital markets, including potential note issuances, equity offerings (of both common stock and preferred stock), including under our ATM Program, or other financing arrangements.
At March 31, 2026, the outstanding principal balance on the Notes due 2026 was $291.2 million, which matures in May 2026. The maturity of the Notes due 2026 within one year from the date of issuance of the Company’s financial statements, together with the Company’s current liquidity position, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
Management is actively evaluating alternatives to address the maturity of the Notes due 2026, which may include refinancing the existing indebtedness or raising additional capital combined with existing cash resources to retire the obligation. Although management believes that it is more likely than not that the Company will be able to address the maturity of the Notes due 2026, guidance issued under Accounting Standard Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, requires that management not conclude that such an outcome is "probable" if, among other factors, the outcome is not within control of the Company. Because there has not been a sufficient amount of capital raised to pay off the bonds as of the date of this filing, such outcomes are not solely within the control of the Company and therefore, management is unable to conclude that such an outcome is probable. Accordingly, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year following the date of issuance of these consolidated financial statements. The failure to retire or refinance the Notes due 2026 could lead to an event of default, which would have a material adverse effect on the Company’s financial condition.
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
In September 2025, IIP Life Science completed the initial closing of the Company’s investment in preferred equity of IQHQ REIT pursuant to the Securities Purchase Agreement, acquiring 5,000 shares of IQHQ Preferred Stock for an aggregate purchase price of $5.0 million. On October 31, 2025, the Company purchased an additional 45,000 shares of IQHQ Preferred Stock for $45.0 million, resulting in a total investment of 50,000 shares with an aggregate purchase price of $50.0 million. Under the terms of the Securities Purchase Agreement, IIP Life Science holds the right and obligation to purchase up to an aggregate of $170.0 million of IQHQ Preferred Stock, subject to the exercise of preemptive rights by existing IQHQ investors and certain other conditions. Our remaining investment in IQHQ Preferred Stock pursuant to the Securities Purchase Agreement is expected to be funded in multiple tranches commencing the second quarter of 2026 and continuing through the second quarter of 2027. IQHQ REIT may elect to delay or cancel scheduled funding dates under the terms of the Securities Purchase Agreement, which could affect the timing or total amount of our investment. We expect to fund the additional investments in IQHQ Preferred Stock with cash on hand, draws on our IIP Life Science Credit Facility and potential proceeds from future financing activities.
In connection with the initial closing of our investment in IQHQ Preferred Stock, we also became a lender under the IQHQ Revolving Credit Facility and funded our $100.0 million loan commitment using available cash on hand and borrowings under our Revolving Credit Facility.
Notes Due 2026
In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 are the Operating Partnership’s general unsecured and unsubordinated obligations, and rank equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. The terms of the Notes due 2026 are governed by an indenture, which requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with those covenants as of March 31, 2026. In addition, the terms of the indenture provide that if the debt rating on the Notes due 2026 is downgraded or withdrawn entirely, interest on the Notes due 2026 will increase to a range of 6.0% to 6.5% based on such debt rating. At March 31, 2026, the outstanding principal balance on our Notes due 2026 was $291.2 million. We expect to address the repayment or refinancing of the Notes due 2026 by their maturity in May 2026 and may do so through one or a combination of sources, which may include new or replacement financing arrangements, including mortgage financing secured by certain of our properties, cash on hand, and proceeds from issuances of common stock and preferred stock under our at-the-market offering program (“ATM Program”). However, there can be no assurance as to the availability or terms of any such financing or capital raising transactions.
ATM Program
We have an ATM Program, pursuant to which we may offer and sell from time to time, including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. During the three months ended March 31, 2026, we sold 2,698,523 shares of our Series A Preferred Stock for net proceeds of $60.3 million. As of March 31, 2026, shares of the Company’s common stock and Series A Preferred Stock having an aggregate offering price of up to $393.8 million remain available for offer and sale pursuant to the ATM Program.
Credit Facilities
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and was most recently amended in November 2024 to increase aggregate commitments for secured revolving loans to $87.5 million (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of (i) the prime rate plus an applicable margin based on deposits with the participating bank(s) ranging from 0.5% to 2.05% and (ii) 9.0%. At March 31, 2026, the interest rate was 9.0%. The Loan Agreement is subject to certain liquidity and operating covenants, including a debt service coverage ratio covenant, defined as the ratio of (i) consolidated EBITDA to (ii) debt service costs and required to be not less than 2.0 to 1.0, measured as of the end of each fiscal quarter. The Loan Agreement also includes customary representations and warranties, affirmative and negative covenants and events of default. Management believes it was in compliance with these covenants as of March 31, 2026.
As of March 31, 2026, there were no amounts outstanding under the Revolving Credit Facility.
In October 2025, our Operating Partnership and IIP Life Science entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in IQHQ Preferred Stock, the IQHQ Warrant, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility will bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month Secured Overnight Financing Rate ("SOFR"), as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.10%. At March 31, 2026, the interest rate was 6.1%. The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter. Management believes it was in compliance with these covenants as of March 31, 2026. As of March 31, 2026, the outstanding borrowings under our IIP Life Science Credit Facility were $75.0 million.
Share Repurchase Program
We may voluntarily repurchase our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise. On March 3, 2026, our Board of Directors approved a new share repurchase program authorizing the purchase of up to $100.0 million in shares of our common stock, which replaces our share repurchase program that expired on March 17, 2026. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase plan are expected to be funded from existing cash balances and proceeds from the sale of the Company’s Series A Preferred Stock under its ATM Program. No shares were repurchased under the previous or the current share repurchase plan during the three months ended March 31, 2026. The current share repurchase program expires on March 4, 2027, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
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
The following table describes the dividends declared by the Company during the three months ended March 31, 2026:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 13, 2026	Common stock	$1.90	March 31, 2026	April 15, 2026	$54,446
March 13, 2026	Series A preferred stock	$0.5625	March 31, 2026	April 15, 2026	$2,654
Contractual Debt Obligations
The following table summarizes our contractual debt obligations as of March 31, 2026 (in thousands):

Payments Due by Year	Notes due 2026	Credit Facilities	Interest	Total
2026 (nine months ending December 31)	$291,215	$—	$5,926	$297,141
2027	—	—	4,639	4,639
2028	—	75,000	3,517	78,517
Total	$291,215	$75,000	$14,082	$380,297
Additionally, as of March 31, 2026, we had (1) $120.0 million remaining on our commitment to purchase up to $170.0 million of IQHQ Preferred Stock which is scheduled to be funded in various installments by June 30, 2027, subject to extension options exercisable by IQHQ; and (2) $4.4 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. The commitments discussed in this paragraph are excluded from the table of contractual obligations above as there is no explicit time frame for incurring the obligations, which generally may be requested from time to time, subject to satisfaction of certain conditions.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders	$30,155	$30,296
Real estate depreciation and amortization	18,584	18,391
Impairment loss on real estate	—	3,527
Loss (gain) on sale of real estate	(422)	—
FFO attributable to common stockholders (basic and diluted)	48,317	52,214
Litigation-related expense	1,870	406
Loss (gain) on partial repayment of Notes due 2026	—	(32)
Income on seller-financed notes(1)	223	153
Deferred lease payments received on sales-type leases(2)	175	20
Normalized FFO attributable to common stockholders (diluted)	50,585	52,761
Stock-based compensation	2,584	2,078
Non-cash interest expense	576	470
Non-cash accretion of life science investments	(334)	—
Above-market lease amortization	23	23
AFFO attributable to common stockholders (diluted)	$53,434	$55,332
FFO per common share – diluted	$1.70	$1.83
Normalized FFO per common share – diluted	$1.78	$1.85
AFFO per common share – diluted	$1.88	$1.94
Weighted average common shares outstanding – basic	27,991,910	28,275,549
Restricted stock and RSUs	475,274	312,473
Weighted average common shares outstanding – diluted	28,467,184	28,588,022

(1)Amounts reflects non-refundable cash payments received pursuant to seller-financed notes issued by us in connection with our disposition of certain properties. As the transactions did not qualify for recognition as completed sales under GAAP, the payments received are recorded as a deposit liability and included in other liabilities on our consolidated balance sheet.
(2)Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our consolidated balance sheet as of March 31, 2026, as the transaction did not qualify for recognition as a completed sale.
Critical Accounting Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our unaudited consolidated financial statements and accompanying footnotes. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 24, 2026. There have been no material changes to our critical accounting estimates or the methods or assumptions we apply.
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
See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our interest rate sensitivity.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our Notes due 2026 bear interest at a fixed rate of 5.50% per annum until maturity. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. Our IIP Life Science Credit Facility bears interest at a variable rate based on the greater of SOFR and an applicable margin and a stipulated interest rate; therefore, if interest rates increase our required payments on any amounts outstanding under our IIP Life Science Credit Facility may also increase. At March 31, 2026, a 1% change in interest rates on our variable-rate debts would change our interest expense by $0.8 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2026 (the end of the period covered by this Quarterly Report).
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 12 “Commitments and Contingencies — Litigation” to our consolidated financial statements, which is hereby incorporated by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or results of operations. Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025. The impact of macroeconomic conditions and industry-specific challenges have also had the effect of heightening many of the risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to tenant defaults and our ability to generate sufficient cash flows to service our indebtedness and make distributions to our shareholders. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The risks as described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2026, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities
The following table provides information with respect to the number of shares of common stock repurchased by us for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Common Share(2)	Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or dollar value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	27,938	$49.47	—	$—
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - March 31, 2026	—	—	—	—
Total	27,938	$49.47	—	$100,000

(1)Includes 18,680 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock and 9,258 shares withheld by us from employees to satisfy employee tax obligations upon distributions from the Deferred Compensation Plan and conversion of RSUs, which were granted to the employees under the Company's equity incentive plans.
(2)The value of the common stock withheld to satisfy employee tax was based on the closing price of our common stock on the applicable vesting date for restricted stock and distribution date for RSUs.
(3)The Company’s common stock repurchases are made pursuant to the Company’s stock repurchase plan, which was authorized by the board of directors in March 2026, to repurchase up to $100.0 million of the Company’s common stock. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase plan are expected to be funded from existing cash balances and proceeds from the sale of the Company’s Series A Preferred Stock under its at-the-market offering program. During the three months ended March 31, 2026, no shares were repurchased under the share repurchase plan. The repurchase plan expires on March 4, 2027, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)
During the three months ended March 31, 2026 , no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated May 5, 2026