Form 10-Q
period 2026-06-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2026-08-04
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission file number: 001-37949
Innovative Industrial Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2026 there were 27,571,349 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.
FORM 10-Q – QUARTERLY REPORT
June 30, 2026

PART I
PART II

PART I
ITEM 1. FINANCIAL STATEMENTS
Innovative Industrial Properties, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
Assets	2026	2025
Real estate, at cost:
Land	$141,289	$146,320
Buildings and improvements	2,189,885	2,269,597
Construction in progress	34,769	40,593
Total real estate, at cost	2,365,943	2,456,510
Less accumulated depreciation	(369,450)	(343,062)
Net real estate held for investment	1,996,493	2,113,448
Life science investments	275,888	152,665
Loans receivable	71,800	22,800
Cash and cash equivalents	204,734	47,597
Restricted cash	2,903	—
In-place lease intangible assets, net	5,515	6,366
Other assets, net	24,308	27,982
Total assets	$2,581,641	$2,370,858

Liabilities and stockholders’ equity
Liabilities:
Notes due 2026, net	$—	$290,602
Exchangeable notes, net	391,163	—
Term loans, net	125,370	—
Revolving credit facilities	92,500	102,500
Building improvements and construction funding payable	789	2,964
Accounts payable and accrued expenses	8,354	10,870
Dividends payable	56,314	54,913
Rent received in advance and tenant security deposits	44,710	50,307
Other liabilities	10,842	10,698
Total liabilities	730,042	522,854
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, liquidation preference of $25.00 per share, 5,666,082 and 2,019,525 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	128,995	47,780
Common stock, par value $0.001 per share, 50,000,000 shares authorized: 27,571,349 and 28,022,975 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	28	28
Additional paid-in capital	2,072,317	2,113,184
Dividends in excess of earnings	(349,741)	(312,988)
Total stockholders’ equity	1,851,599	1,848,004
Total liabilities and stockholders’ equity	$2,581,641	$2,370,858
See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental (including tenant reimbursements)	$62,890	$62,866	$131,810	$134,563
Other	425	25	501	50
Total revenues	63,315	62,891	132,311	134,613

Expenses:
Property expenses	7,196	6,867	14,772	14,246
General and administrative expense	7,719	8,626	18,068	17,087
Depreciation and amortization expense	18,799	18,500	37,383	36,891
Impairment loss on real estate	—	—	—	3,527
Total expenses	33,714	33,993	70,223	71,751
Gain (loss) on sale of real estate, net	11,847	—	12,269	—
Income from operations	41,448	28,898	74,357	62,862
Interest and other income	10,752	1,570	17,083	3,183
Interest expense	(8,348)	(4,444)	(14,779)	(8,944)
Net income	43,852	26,024	76,661	57,101
Preferred stock dividends	(3,187)	(878)	(5,841)	(1,659)
Net income attributable to common stockholders	$40,665	$25,146	$70,820	$55,442
Net income attributable to common stockholders per share (Note 10):
Basic	$1.39	$0.87	$2.43	$1.92
Diluted	$1.36	$0.86	$2.39	$1.90
Weighted-average shares outstanding:
Basic	28,443,143	27,924,092	28,218,773	28,098,850
Diluted	29,992,248	28,317,693	29,233,929	28,452,111
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2026
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	4,718,048	$108,081	28,314,520	$28	$2,123,710	$(337,279)	$1,894,540
Net income	—	—	—	—	—	43,852	43,852
Issuance of unvested restricted stock	—	—	44,529	—	—	—	—
Issuance of preferred stock, net of issuance costs	948,034	20,914	—	—	—	—	20,914
Issuance of common stock, net of issuance costs	—	—	680,842	1	34,749	—	34,750
Repurchase of common stock	—	—	(1,468,542)	(1)	(88,968)	—	(88,969)
Preferred stock dividends	—	—	—	—	—	(3,187)	(3,187)
Common stock dividends	—	—	—	—	—	(53,127)	(53,127)
Stock-based compensation	—	—	—	—	2,826	—	2,826
Balances at end of period	5,666,082	$128,995	27,571,349	$28	$2,072,317	$(349,741)	$1,851,599

	Six Months Ended June 30, 2026
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	2,019,525	$47,780	28,022,975	$28	$2,113,184	$(312,988)	$1,848,004
Net income	—	—	—	—	—	76,661	76,661
Issuance of unvested restricted stock, net of forfeitures	—	—	139,786	—	(962)	—	(962)
Issuance of preferred stock, net of issuance costs	3,646,557	81,215	—	—	—	—	81,215
Issuance of common stock, net of issuance costs	—	—	859,497	1	44,030	—	44,031
Repurchase of common stock	—	—	(1,468,542)	(1)	(88,968)	—	(88,969)
Preferred stock dividends	—	—	—	—	—	(5,841)	(5,841)
Common stock dividends	—	—	—	—	—	(107,573)	(107,573)
Conversion of restricted stock units into common stock, net of forfeitures	—	—	17,633	—	(377)	—	(377)
Stock-based compensation	—	—	—	—	5,410	—	5,410
Balances at end of period	5,666,082	$128,995	27,571,349	$28	$2,072,317	$(349,741)	$1,851,599

	Three Months Ended June 30, 2025
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	1,387,820	$32,818	28,378,181	$28	$2,125,109	$(235,791)	$1,922,164
Net income	—	—	—	—	—	26,024	26,024
Issuance of unvested restricted stock, net of forfeitures	—	—	6,291	—	—	—	—
Issuance of preferred stock, net of issuance costs	173,834	4,025	—	—	—	—	4,025
Repurchase of common stock	—	—	(366,952)	—	(19,818)	—	(19,818)
Preferred stock dividends	—	—	—	—	—	(878)	(878)
Common stock dividends	—	—	—	—	—	(53,783)	(53,783)
Stock-based compensation	—	—	—	—	2,672	—	2,672
Balances at end of period	1,561,654	$36,843	28,017,520	$28	$2,107,963	$(264,428)	$1,880,406

	Six Months Ended June 30, 2025
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	1,002,673	$23,632	28,331,833	$28	$2,124,113	$(211,713)	$1,936,060
Net income	—	—	—	—	—	57,101	57,101
Issuance of unvested restricted stock, net of forfeitures	—	—	57,225	—	(792)	—	(792)
Issuance of preferred stock, net of issuance costs	558,981	13,211	—	—	—	—	13,211
Repurchase of common stock	—	—	(371,538)	—	(20,108)	—	(20,108)
Preferred stock dividends	—	—	—	—	—	(1,659)	(1,659)
Common stock dividends	—	—	—	—	—	(108,246)	(108,246)
Forfeiture of unvested restricted stock units	—	—	—	—	—	89	89
Stock-based compensation	—	—	—	—	4,750	—	4,750
Balances at end of period	1,561,654	$36,843	28,017,520	$28	$2,107,963	$(264,428)	$1,880,406
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$76,661	$57,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	37,383	36,891
Impairment loss on real estate	—	3,527
Loss (gain) on sale of real estate, net	(12,269)	—
Paid-in-kind dividends and interest income on life science investments	(2,548)	—
Stock-based compensation	5,410	4,750
Amortization of debt discount and issuance costs	1,787	946
Other non-cash adjustments	(1,847)	5
Changes in assets and liabilities
Other assets, net	2,915	3,719
Accounts payable, accrued expenses and other liabilities	(947)	1,281
Rent received in advance and tenant security deposits	(5,597)	(5,529)
Net cash provided by (used in) operating activities	100,948	102,691

Cash flows from investing activities
Investments in real estate	—	(7,857)
Investments in life science financial instruments	(120,000)	—
Proceeds from sale of real estate assets	45,192	1,750
Funding of draws for improvements and construction	(3,591)	(16,547)
Purchases of short-term investments	—	(5,258)
Maturities of short-term investments	—	5,000
Net cash provided by (used in) investing activities	(78,399)	(22,912)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	44,031	—
Repurchase of common stock	(88,969)	(20,108)
Issuance of preferred stock, net of issuance costs	81,215	13,211
Proceeds from issuance of exchangeable notes	402,500	—
Proceeds from term loans	148,660	—
Principal payments on debt and term loans	(311,274)	(8,697)
Draws on revolving credit facilities	125,000	—
Repayments on revolving credit facilities	(135,000)	—
Payment of deferred financing costs	(15,320)	—
Dividends paid to common stockholders	(108,223)	(108,716)
Dividends paid to preferred stockholders	(3,790)	(1,345)
Taxes paid related to net share settlement of equity awards	(1,339)	(703)
Net cash provided by (used in) financing activities	137,491	(126,358)
Net increase (decrease) in cash, cash equivalents and restricted cash	160,040	(46,579)
Cash and cash equivalents, beginning of period	47,597	146,245
Cash, cash equivalents and restricted cash, end of period	$207,637	$99,666

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of interest capitalized	$13,085	$8,058
Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate	$140	$4,402
Accrual for common and preferred stock dividends declared	56,314	54,661
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements
June 30, 2026
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
Reclassification. Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on previously reported net income attributable to common stockholders.
Going Concern. As of June 30, 2026, management believes the substantial doubt about the Company's ability to continue as a going concern has been resolved. The going concern conditions that caused substantial doubt no longer exist as the Company repaid in full the $291.2 million principal amount of its Notes due 2026 upon their maturity in May 2026.
Significant Accounting Policies. The consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026, contain a discussion of significant accounting policies. There have been no material changes to our significant accounting policies other than as listed below.

Exchangeable Notes. Our exchangeable notes are classified as convertible debt instruments recorded as liabilities in accordance with Accounting Standards Codification ("ASC") 470-20 and are initially recognized at their principal amount, net of issuance costs. Issuance costs are amortized to interest expense over the term of the instrument using the effective interest method. We evaluate each instrument to determine its classification as debt or equity and assess whether embedded features, such as conversion options, require bifurcation and separate accounting as derivatives under ASC 815-15. Bifurcation is required if these features are not clearly and closely related to the host contract and do not meet the scope exception criteria under ASC 815-40. Upon conversion, the carrying amount of the debt is reduced, and the settlement is accounted for based on the terms of the instrument, which may include issuance of common stock, cash payment, or a combination thereof. Interest expense includes the contractual coupon rate and amortization of issuance costs.
Restricted Cash. At June 30, 2026, restricted cash relates to interest and other reserves required by one of our term loans. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$204,734	$47,597
Restricted cash	2,903	—
Cash, cash equivalents and restricted cash	$207,637	$47,597
Concentration of Credit Risk.
Real Estate Investments
Tenant Concentration
As of June 30, 2026, we owned 108 properties located in 19 states and leased to 37 tenants. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates.
The following tables set forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and six months ended June 30, 2026 and 2025, including tenant reimbursements:

	For the Three Months Ended
	June 30, 2026
		Percentage of
	Number of	Rental
	Leases	Revenue
Ascend Wellness Holdings, Inc. ("Ascend")	4	14%
Green Thumb Industries, Inc. ("Green Thumb")	3	10%
Curaleaf Holdings, Inc. ("Curaleaf")	8	9%
Trulieve Cannabis Corp. ("Trulieve")	6	9%
Cresco Labs Inc.	5	8%

	For the Six Months Ended
	June 30, 2026
	Number of Leases	Percentage of Rental Revenue
Ascend	4	13%
Green Thumb	3	9%
Curaleaf	8	9%
Trulieve	6	8%
Cresco Labs Inc.	5	7%

	For the Three Months Ended
	June 30, 2025
	Number of Leases	Percentage of Rental Revenue
Ascend	4	13%
Green Thumb	3	10%
Curaleaf	8	9%
Trulieve	6	8%
The Cannabist Company	21	8%

	For the Six Months Ended
	June 30, 2025
		Percentage of
	Number of	Rental
	Leases	Revenue
Ascend	4	12%
Green Thumb	3	9%
Curaleaf	8	8%
Trulieve	6	8%
The Cannabist Company	21	7%
In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
Geographic Concentration
As of June 30, 2026 and December 31, 2025, our largest property was located in New York and accounted for 5.7% and 5.5% of our net real estate held for investment, respectively. No other properties accounted for more than 5% of our net real estate held for investment as of June 30, 2026 and December 31, 2025.
Financial Instruments
Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, notes and interest receivable, and investments in preferred stock and warrants. Concentration of credit risks relating to notes and interest receivable and preferred stock investments are managed by the Company through portfolio monitoring and performing due diligence prior to origination or acquisition. As of June 30, 2026, the Company had invested $100.0 million into the IQHQ Credit Facility (as defined in Note 7) and $170.0 million into the IQHQ Preferred Stock and IQHQ Warrant (each as defined in Note 7), cumulatively. As of December 31, 2025, the Company had invested $100.0 million into the IQHQ Credit Facility and $50.0 million into the IQHQ Preferred Stock and IQHQ Warrant. These investments represent a significant concentration of credit risk. The Company monitors IQHQ’s (as defined in Note 7) credit quality and enforces collateral rights under the credit agreement.
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2026, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.
3. Common Stock
As of June 30, 2026, the Company was authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share, and there were 27,571,349 shares of common stock issued and outstanding.
We have entered into equity distribution agreements with six sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”), including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series

A Preferred Stock”), up to an aggregate offering price of $500.0 million. See Note 4 “Preferred Stock” for information regarding the sale of Series A Preferred Stock under the ATM Program.
During the three and six months ended June 30, 2026, we sold 680,842 shares and 859,497 shares of common stock pursuant to the ATM Program for net proceeds of $34.7 million and $44.0 million, respectively. No shares of common stock were issued pursuant to the ATM Program during the three and six months ended June 30, 2025.
In March 2025, our Board of Directors authorized a share repurchase program (the "Prior Share Repurchase Program") of up to $100.0 million of the Company’s common stock. In March 2026, the Board of Directors authorized a new share repurchase program (the "New Share Repurchase Program”) of up to $100.0 million of the Company's common stock. The New Share Repurchase Program replaces the Company's Prior Share Repurchase Program, which expired on March 17, 2026. The New Share Repurchase Program expires on March 4, 2027, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion. During three months ended June 30, 2026, we repurchased and retired 1,468,542 shares of common stock under the New Share Repurchase Program for $89.0 million. During three and six months ended June 30, 2025, we repurchased and retired 366,952 and 371,538 shares of common stock under the Prior Share Repurchase Program for $19.8 million and $20.1 million, respectively.
4. Preferred Stock
As of June 30, 2026, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, and there were 5,666,082 shares issued and outstanding of Series A Preferred Stock. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding, the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
During the three and six months ended June 30, 2026, we sold 948,034 and 3,646,557 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $20.9 million and $81.2 million, respectively.
During the three and six months ended June 30, 2025, we sold 173,834 and 558,981 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $4.0 million and $13.2 million, respectively.
5. Dividends
The following table describes the dividends declared by the Company during the six months ended June 30, 2026:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 13, 2026	Common stock	$1.90	March 31, 2026	April 15, 2026	$54,446
March 13, 2026	Series A preferred stock	$0.5625	March 31, 2026	April 15, 2026	$2,654
June 15, 2026	Common stock	$1.90	June 30, 2026	July 15, 2026	$53,127
June 15, 2026	Series A preferred stock	$0.5625	June 30, 2026	July 15, 2026	$3,187
6. Investments in Real Estate
Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of both June 30, 2026 and December 31, 2025, acquisitions of $16.8 million have been recognized as notes receivable and are included in other assets, net on our consolidated balance sheets.
No impairment losses were recognized during the three and six months ended June 30, 2026. During the six months ended June 30, 2025, we recognized an impairment loss on real estate of $3.5 million related to one of our properties in Palm Springs, California which was under contract for sale and sold in June 2025.

Acquired In-Place Lease Intangible Assets
In-place lease intangible assets and related accumulated amortization as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
In-place lease intangible assets	$8,965	$9,757
Accumulated amortization	(3,450)	(3,391)
In-place lease intangible assets, net	$5,515	$6,366
Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our consolidated statements of income was $0.6 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively. The weighted-average remaining amortization period of the acquired in-place leases was 7.4 years, and the estimated annual amortization of the value of the acquired in-place leases as of June 30, 2026 is as follows (in thousands):

Year	Amount
2026 (six months ending December 31)	$382
2027	764
2028	764
2029	764
2030	764
Thereafter	2,077
Total	$5,515
Above-Market Lease
The above-market lease and related accumulated amortization included in other assets, net on our consolidated balance sheets as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
Above-market lease	$1,054	$1,054
Accumulated amortization	(417)	(371)
Above-market lease, net	$637	$683
The above-market lease is amortized on a straight-line basis as a reduction to rental revenues over the remaining lease term of 7.0 years. Amortization of the above-market lease was $23,000 for each of the three-month periods ended June 30, 2026 and 2025, and $46,000 for each of the six-month periods ended June 30, 2026 and 2025.
Lease Amendments, Terminations and New Leases
In January 2024, the lease modifications for two of our leases to extend the initial term of each lease changed the lease classification from operating lease to sales-type lease that did not satisfy all the criteria for recognition as a completed sale. Accordingly, we continue to recognize the underlying assets within net real estate held for investment and all lease payments received, as well as any future lease payments, will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met. As of June 30, 2026, we have received lease payments of $5.7 million that have been included in other liabilities on our consolidated balance sheet. The underlying assets’ land and building and improvements had a gross carrying value of $4.1 million and $28.9 million, respectively, and accumulated depreciation of $4.8 million as of June 30, 2026.
In January 2026, the leases with Gold Flora, LLC for the properties located in Desert Hot Springs and Palm Springs, California were terminated in connection with the receivership and concurrent with the lease terminations, we executed new leases with a new tenant for both properties.

In March 2026, we executed a new lease with a new tenant for one of our properties located in Illinois, which was previously leased to PharmaCann.
In April 2026, we executed a new lease with an existing tenant for one of our properties located in Ohio, which was previously leased to PharmaCann.
In April 2026, we terminated a lease related to one of our properties located in Pennsylvania and took back possession of the property.
Capitalized Costs
During the six months ended June 30, 2026, we capitalized costs of $1.5 million relating to improvements and construction activities at our properties.
Property Dispositions
In April 2025, we sold a property in Michigan for $9.0 million (excluding transaction costs) and provided a secured loan for $8.5 million to the buyer of the property. The loan matures on April 24, 2028 with an option to extend the maturity for twelve months, conditional on the payment of an extension fee. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been met. As of June 30, 2026, we have received a total of $2.1 million for a loan origination fee and interest. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of $0.4 million and $9.6 million, respectively, and accumulated depreciation of $2.3 million as of June 30, 2026, remain on the consolidated balance sheet, and the buildings and improvements continue to be depreciated.
In February 2026, we sold a property in Arizona for net proceeds of $2.6 million and recognized a gain on sale of real estate of $0.5 million.
In May 2026, we sold a property in Texas for net proceeds of $3.1 million and recognized a loss on sale of real estate of $4.9 million.
In May 2026, we sold a property in New York for a contractual sales price of $88.5 million and recognized a gain on sale of real estate of $16.7 million. At closing, the Company received $39.5 million in cash and provided a secured loan for $49.0 million to the buyer of the property (see Note 8 “Loans Receivable”).
Future Contractual Minimum Rent
Future contractual minimum rent (including base rent and property management fees) to be received on our leases as of June 30, 2026 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2026 (six months ending December 31)	$138,254
2027	286,947
2028	293,634
2029	299,187
2030	302,872
Thereafter	2,628,324
Total	$3,949,218
Future contractual minimum rent includes payments to be received on two sales-type leases, which will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met.

7. Life Science Investments
In August 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with IQHQ, Inc., a private life science real estate investment trust, and certain of its affiliates (collectively "IQHQ"). The Securities Purchase Agreement, together with certain exhibits thereto, set forth the terms under which the Company agreed to: (i) purchase up to $170 million of 15.0% Series G Cumulative Redeemable Preferred Stock of IQHQ (the “IQHQ Preferred Stock”) at a price of $1,000 per share, together with corresponding warrants to purchase common equity units of IQHQ at an exercise price of $0.01 per unit, subject to the satisfaction of certain funding milestones of the IQHQ Preferred Stock; and (ii) provide a $100 million commitment to IQHQ as a member of a lender syndicate under an Amended and Restated Credit Agreement (the “IQHQ Credit Facility”) with an initial term of three years, extendable by an additional 12 months upon payment of an extension fee and satisfaction of certain other conditions.
On September 30, 2025, the Company completed the initial purchase of an aggregate of 5,000 shares of IQHQ Preferred Stock for a total investment of $5.0 million. On October 31, 2025, the Company purchased an additional 45,000 shares of IQHQ Preferred Stock for $45.0 million. During the three months ended June 30, 2026, the Company purchased an additional 120,000 shares of IQHQ Preferred Stock for $120.0 million, fulfilling its $170.0 million purchase commitment. The IQHQ Preferred Stock accrues cumulative dividends comprised of (i) a 10.0% annual cash dividend and (ii) a 5.0% paid-in-kind (“PIK”) dividend, with dividends payable quarterly in arrears. The PIK dividend rate increases by 1.25% on each of the fourth and fifth anniversaries of issuance. In the event of a failure by IQHQ to make required redemptions or cash dividend payments, the PIK dividend rate increases by an additional 5.0%, until the failure is cured, subject to a cap on the increase. The IQHQ Preferred Stock ranks senior to IQHQ's common equity and any junior securities, pari passu with its Series E Preferred Stock and other parity securities, and junior to its Series A and Series D-1 Preferred Stock with respect to dividends and liquidation preferences. The IQHQ Preferred Stock is not convertible and carries limited voting rights, except as required by law or with respect to charter amendments that are materially adverse to holder rights. The IQHQ Preferred Stock may be redeemed by IQHQ at any time at the greater of $1,560 per share or the then-current base amount and may also be subject to holder redemption upon a change of control or sale transaction.
In connection with the purchase of the IQHQ Preferred Stock, the Company also received a warrant (the “IQHQ Warrant”) to purchase common equity units of IQHQ. The IQHQ Warrant is exercisable for a number of common equity units representing 5% of the fully diluted outstanding common equity of IQHQ (after giving effect to all previously issued warrants) at the time of exercise.
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

The following table details the carrying value of our life science investments, including the value of the forward contract to purchase the remaining minimum commitment of IQHQ Preferred Stock (in thousands):

	June 30, 2026	December 31, 2025
Investment in IQHQ Preferred Stock	$159,730	$47,430
Investment in IQHQ Warrant	15,654	5,321
Forward contract for the purchase of IQHQ Preferred Stock	—	2,562
PIK dividend	2,220	444
Investment in IQHQ Credit Facility	97,121	96,493
PIK interest	1,163	415
Total	$275,888	$152,665
As of June 30, 2026 and December 31, 2025, there were no impairments or adjustments to the carrying value of the investments in the equity securities of IQHQ as a result of observable price changes and there were no allowance for credit losses with respect to our investment in the IQHQ Credit Facility.
8. Loans Receivable
Seller Financed Note
In May 2026, we sold a property in New York for a contractual sales price of $88.5 million. At closing, the Company received $39.5 million in cash and provided a secured loan for $49.0 million to the buyer of the property (the "Seller Financed Note"). The Seller Financed Note requires monthly interest-only payments and matures on May 25, 2027, subject to two one-year extensions with payment of an extension fee of 1% of the then outstanding principal balance. The Seller Financed Note is recorded at the amount of the loan outstanding and no allowance for credit losses has been recorded as of June 30, 2026. Interest income on the Seller Financed Note is recognized on an accrual basis and is included in interest and other income in our consolidated statements of income.
Construction Loan
In June 2021, we executed a construction loan agreement with a developer, pursuant to which we agreed to lend up to $23.0 million for the development of a regulated cannabis cultivation and processing facility in California (the "Construction Loan"). We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. As of both June 30, 2026 and December 31, 2025, we had funded $22.8 million of the Construction Loan. The Construction Loan is recorded at the amount funded and no allowance for credit losses has been recorded as of June 30, 2026. Interest income on the Construction Loan is recognized on a cash basis and is included in interest and other income in our consolidated statements of income. The borrower exercised the option to extend the maturity date to December 31, 2026.
9. Debt
Notes due 2026
In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Notes due 2026”). In connection with the issuance of the Notes due 2026, we recorded $6.8 million of issuance costs, which were amortized using the effective interest method and recognized as non-cash interest expense over the term of the Notes due 2026. The effective interest rate including amortization of issuance costs was 6.03%.

The following table details our interest expense related to the Notes due 2026 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cash coupon	$2,383	$4,004	$6,387	$8,085
Amortization of issuance cost	231	362	610	726
Capitalized interest	(44)	(39)	(94)	(95)
Total interest expense	$2,570	$4,327	$6,903	$8,716
In February 2025, we made early partial repayments at a discount totaling $8.7 million on the Notes due 2026, reducing the principal balance by $8.8 million. Following the partial repayment, all other terms and conditions of the debt agreement remained unchanged.
In April 2026, we made early partial repayments at a discount totaling $9.1 million on the Notes due 2026, reducing the principal balance by $9.1 million from $291.2 million to $282.1 million. Following the partial repayment, all other terms and conditions of the debt agreement remained unchanged.
The Notes due 2026 matured on May 25, 2026 and were repaid in full. The following table details the carrying value of our Notes due 2026 (in thousands):

December 31, 2025
Principal amount	$291,215
Unamortized issuance cost	(613)
Carrying value	$290,602
Exchangeable Notes
On June 15, 2026, our Operating Partnership issued $402.5 million of 6.00% exchangeable senior notes due 2029 (the “Exchangeable Notes”) in a private offering, including the exercise in full of the initial purchasers' option to purchase additional notes. The Exchangeable Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership's option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The initial exchange rate for the Exchangeable Notes is 14.4113 shares of our common stock per $1,000 principal amount of Exchangeable Notes and the initial exchange price is $69.39 per share of our common stock. The initial exchange rate and initial exchange price are subject to adjustment in certain circumstances. The Exchangeable Notes bear interest at a rate of 6.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2026 until maturity on June 15, 2029. Our Operating Partnership does not have the right to redeem the Exchangeable Notes prior to maturity, but may be required to repurchase the Exchangeable Notes from holders under certain circumstances.
The Company incurred approximately $11.5 million of issuance costs in connection with the issuance of the Exchangeable Notes. The amortization of the debt issuance costs is recognized as a non-cash component of interest expense over the term of the Exchangeable Notes. The effective interest rate, including the amortization of debt issuance costs, was 7.29%.

The following table details our interest expense related to the Exchangeable Notes (in thousands):

For the Three and Six Months Ended June 30, 2026
Cash coupon	$1,006
Amortization of issuance cost	144
Total interest expense	$1,150
The following table details the carrying value of our Exchangeable Notes as of June 30, 2026 (in thousands):

June 30, 2026
Principal amount	$402,500
Unamortized issuance cost	(11,337)
Carrying value	$391,163
Term Loans
During the six months ended June 30, 2026, the Company entered into several new term loan facilities with various lenders. These term loans are secured by, among other things, certain mortgages and security interests in the real and personal properties, certain assignments of leases and rents, and certain deposit accounts maintained with the lenders. The following table summarizes the key terms related to the new term loans and presents the outstanding principal balance and the carrying value of the term loans as of June 30, 2026 (dollar amounts in thousands):

Term Loan	Closing Date	Original Principal	Principal Outstanding	Net Carrying Value	Interest Rate	Effective Interest Rate	Maturity Date	Payment type
Term Loan #1	Apr-26	$20,000	$19,941	$19,527	9.00%	10.18%	Apr-29	Principal and interest
Term Loan #2(1)	May-26	56,500	56,500	54,951	SOFR + 5%	9.84%	May-29	Interest only
Term Loan #3	May-26	44,860	44,860	43,884	6.67%	7.57%	Jun-31	Principal and interest
Term Loan #4(2)	May-26	20,000	—	—	10.00%	—%	Oct-26	Principal and interest
Term Loan #5	Jun-26	7,300	7,300	7,008	7.50%	8.51%	Jul-31	Principal and interest
Total		$148,660	$128,601	$125,370

(1)The loan has two, one-year extension options that may extend the maturity through May 2031. SOFR is subject to a floor of 3.75%. The loan also requires the Company to maintain a minimum net worth of $120.0 million and liquid assets with a market value of at least $12.0 million. As of June 30, 2026, the Company was in compliance with these covenants.
(2)In June 2026, we fully repaid the loan prior to maturity and wrote off $0.5 million of related unamortized issuance cost as non-cash interest expense.

The following table details our interest expense related to the Term Loans (in thousands):

For the Three and Six Months Ended June 30, 2026
Cash coupon	$1,656
Amortization of issuance cost	684
Capitalized interest	(31)
Total interest expense	$2,309
Revolving Credit Facility
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which matures on October 23, 2026. The Loan Agreement initially provided $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by certain assets of the Company. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. At June 30, 2026, the interest rate was 9.0%. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. In November 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility were increased from $50.0 million to $87.5 million. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2026. As of December 31, 2025, there were $27.5 million of borrowings outstanding under the Revolving Credit Facility.
In connection with the Revolving Credit Facility, we recorded $1.2 million of deferred financing costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the Revolving Credit Facility. In each of the three months ended June 30, 2026 and 2025, we recognized $0.1 million, respectively, of non-cash interest expense related to the Revolving Credit Facility.

IIP Life Science Credit Facility
In October 2025, our Operating Partnership and IIP Life Science Investments LLC ("IIP Life Science") entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in IQHQ Preferred Stock, the IQHQ Warrant, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month Secured Overnight Financing Rate ("SOFR"), as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.10%. As of June 30, 2026 and December 31, 2025, there were $92.5 million and $75.0 million, respectively, of borrowings outstanding under the IIP Life Science Credit Facility.
The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter. Management believes that the Company was in compliance with those covenants as of June 30, 2026.

In connection with the IIP Life Science Credit Facility, we recorded $0.9 million of issuance costs, which are being amortized on a straight-line basis and recognized as non-cash interest expense over the term of the IIP Life Science Credit Facility. For the six months ended June 30, 2026, we recognized $79,000 of non-cash interest expense related to the IIP Life Science Credit Facility.
The following table summarizes the principal payments on our outstanding indebtedness as of June 30, 2026 (in thousands):

Payments Due by Year	Amount
2026 (six months ending December 31)	$623
2027	1,242
2028	93,825
2029	478,915
2030	1,041
Thereafter	47,955
Total	$623,601
10. Net Income Per Share
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
Through June 30, 2026, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and six months ended June 30, 2026 and 2025 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. The 1,019,877 and 512,756 shares necessary to settle the Exchangeable Notes under the if-converted method were dilutive for the three and six months ended June 30, 2026, respectively, and were included in the computation of diluted earnings per share.

Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026		2025
Net income	$43,852	$26,024	$76,661		$57,101
Preferred stock dividends	(3,187)	(878)	(5,841)		(1,659)
Distribution to participating securities	(1,150)	(758)	(2,133)		(1,505)
Net income attributable to common stockholders used to compute net income per share (basic)	39,515	24,388	68,687		53,937
Cash and non-cash interest on Exchangeable Notes	1,150	—	1,150		—
Net income attributable to common stockholders used to compute net income per share (diluted)	$40,665	$24,388	$69,837		$53,937

Weighted-average common shares outstanding:
Basic	28,443,143	27,924,092	28,218,773		28,098,850
Restricted stock and RSUs	529,228	393,601	502,400		353,261
Dilutive effect of Exchangeable Notes	1,019,877	—	512,756		—
Diluted	29,992,248	28,317,693	29,233,929	—	28,452,111
Net income attributable to common stockholders per share:
Basic	$1.39	$0.87	$2.43		$1.92
Diluted	$1.36	$0.86	$2.39		$1.90
11. Fair Value
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
The following table presents the carrying value and approximate fair value of financial instruments at June 30, 2026 and December 31, 2025 (in thousands):

	At June 30, 2026		At December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Life science investments(1)	$98,284	$98,284	$96,908	$96,908
Seller Financed Note(2)	$49,000	$49,000	$—	$—
Construction Loan(3)	$22,800	$30,111	$22,800	$29,997
Investments as cash equivalents(4)	$—	$—	$158	$158
Notes receivable(5)	$16,786	$16,786	$16,786	$16,786
Notes due 2026(6)	$—	$—	$290,602	$288,644
Exchangeable Notes(7)	$391,163	$428,373	$—	$—
Term Loans(8)	$125,370	$125,370	$—	$—
Revolving Credit Facility(9)	$—	$—	$27,500	$27,500
IIP Life Science Credit Facility(10)	$92,500	$92,500	$75,000	$75,000

(1)Excludes $177.6 million and $55.8 million as of June 30, 2026 and December 31, 2025, respectively, of investments in the IQHQ Preferred Stock and IQHQ Warrant which are carried at cost under the measurement alternative of ASC 321, Investments - Equity Securities. The remaining balance relates to our investment in the IQHQ Credit Facility. The fair value was determined based on Level 3 inputs and was valued using a yield analysis, which is typically performed for non-credit impaired loans. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. At June 30, 2026 and December 31, 2025, the expected market yield used to determine fair values were 16.6% and 16.8%, respectively.
(2)The fair value of the Seller-Financed note was determined based on Level 3 inputs and was also valued using a yield analysis. At June 30, 2026, the expected market yield used to determine fair value was 18.1%.
(3)The fair value of the Construction Loan receivable was determined based on Level 3 inputs and was also valued using a yield analysis. At each of June 30, 2026 and December 31, 2025, the expected market yield used to determine fair value was 16.25%.
(4)Investments as cash equivalents include obligations of the U.S. government with an original maturity at the time of purchase of 90 days or less are classified as held-to-maturity, stated at amortized cost and valued using Level 1 inputs. Investments as cash equivalents also include investments in a money market fund that invests 100% in U.S. government securities, which is stated at cost and valued using Level 1 inputs.
(5)Notes receivable relate to certain acquisitions of real estate which did not satisfy the requirements for sale-leaseback accounting (see Note 6 “Investments in Real Estate” to our consolidated financial statements for more information). The fair values of the notes receivable were determined based on Level 3 inputs and were also valued using yield analysis. At June 30, 2026 and December 31, 2025, the weighted average expected market yields used to determine fair values were 33.0% and 26.5%, respectively.
(6)The fair value was determined based upon Level 2 inputs as the Notes due 2026 were not traded in an active market. The Notes due 2026 matured in May 2026.
(7)The fair value was determined based on Level 2 inputs as the Exchangeable Notes were not traded in an active market.
(8)The fair values of the term loans were determined based on Level 3 inputs and were valued using a discounted cash flow analysis. As of June 30, 2026, the weighted average discount rate used to estimate the fair value of the term loans was 9.7%.
(9)The fair value of the Revolving Credit Facility was determined based on Level 2 inputs and was valued using a discounted cash flow analysis based on significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.
(10)The fair value of the IIP Life Science Credit Facility was determined based on Level 2 inputs and was also valued using a discounted cash flow analysis based on significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.
The carrying amounts of cash equivalents, interest receivable, accounts payable, accrued expenses and other liabilities approximate their fair values.
12. Common Stock Incentive Plans
Our Board of Directors adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2016 Plan was terminated in June 2026 and was replaced with the 2026 Omnibus Incentive Plan (the "2026 Plan") upon stockholders' approval. Under the terms of the 2026 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 1,250,000 shares. Any equity awards that lapse, expire, terminate, are canceled or are forfeited (including forfeitures in connection with satisfaction of tax withholding obligations of the recipient) are re-credited to the 2026 Plan’s reserve for future issuance. The 2026 Plan will automatically terminate in June 2036.
A summary of the restricted stock activity under both the 2016 Plan and 2026 Plan (together the "Incentive Plans") and related information for the six months ended June 30, 2026 is included in the table below:

	Unvested Restricted Stock	Weighted- Average Grant Date Fair Value
Balance at December 31, 2025	109,591	$80.61
Granted	113,937	$49.85
Vested	(28,355)	$78.07
Forfeited(1)	(18,680)	$103.65
Balance at March 31, 2026	176,493	$58.72
Granted	44,529	$59.77
Vested	(6,291)	$57.23
Balance at June 30, 2026	214,731	$58.99

(1)Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting.
The remaining unrecognized compensation cost of $10.2 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of 2.2 years as of June 30, 2026. The fair value of restricted stock that vested during the six months ended June 30, 2026 was $2.7 million.
The following table summarizes our RSU activity for the six months ended June 30, 2026. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the Incentive Plans:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	280,555	$104.19
Granted	87,366	$49.85
Vested and converted to common stock, net	(17,633)	$85.72
Forfeited(1)	(9,258)	$75.35
Balance at March 31, 2026	341,030	$92.01
Granted	49,404	$59.68
Balance at June 30, 2026	390,434	$87.92

(1)Shares that were forfeited to cover employee's tax withholding obligation upon distribution from the Deferred Compensation Plan.
The remaining unrecognized compensation cost of $10.0 million for RSU awards is expected to be recognized over an amortization period of 2.0 years as of June 30, 2026.
13. Commitments and Contingencies
Improvement Allowances. As of June 30, 2026, we had $6.3 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.

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
On June 23, 2025, a Consolidated Class Action Complaint was filed under the same Case Number, adding Catherine Hastings as a defendant, and asserting causes of action under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. According to the Consolidated Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 26, 2024 and March 28, 2025. On August 22, 2025, defendants moved to dismiss the Consolidated Class Action Complaint, and on October 21, 2025, plaintiff responded with their opposition to defendants’ motion to dismiss. On November 20, 2025, defendants filed a reply in support of their motion to dismiss. On May 27, 2026, the district court granted defendants’ motion to dismiss the operative complaint without prejudice. On June 26, 2026, plaintiff filed its Second Amended Class Action Complaint. Defendants have until August 10, 2026, to move to dismiss the Second Amended Class Action Complaint. Plaintiff will have until September 24, 2026, to respond in opposition, and defendants will have until October 23, 2026, to reply in further support of their motion to dismiss.
It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements.
Derivative Action Lawsuits
Five derivative lawsuits were filed related to the Mallozzi federal securities class action discussed above. John Rice, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, and Innovative Industrial Properties, Inc., Case Number 24-C-22-003312, and Karen Draper, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Andy Bui, Alan Gold, Gary Kreitzer, Mary Curran, Scott Shoemaker, David Stecher, Defendants, and Innovative Industrial Properties Inc., Nominal Defendant, Case Number 24-C-22-004243, were filed in the Circuit Court for Baltimore City, Maryland. On October 19, 2022, the parties to both cases filed a Joint Motion to Consolidate Related Shareholder Derivative Actions and to Appoint Lead and Liaison Counsel for plaintiffs, which was granted on December 19, 2022, along with a stay in the lawsuit pending a ruling on the defendants’ motion to dismiss the federal class action lawsuit described above. On February 13, 2026, the parties filed a Joint Motion for Voluntary Dismissal Without Prejudice, which was granted on February 18, 2026. Two derivative lawsuits, named Ross Weintraub, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracie Hager, Gary

Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-00737-GLR, and Franco DeBlasio, on behalf of Gerich Melenth Nin (GMN) LP, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Alan D. Gold, Tracie J. Hager, Benjamin C. Regin, Andy Bui, Gary A. Kreitzer, David Stecher, Scott Shoemaker, Mary Curran, and Innovative Industrial Properties, Inc., Case Number 1:23-cv-01513-GLR, were filed in the United States District Court for the District of Maryland. On July 19, 2023, the United States Court for the District of Maryland consolidated Case Nos. 1:23-cv-00737-GLR and 1:23-cv-01513-GLR with case number 1:23-cv-00737-GLR as the lead case and kept the stay in place. After the United States Court of Appeals for the Third Circuit affirmed dismissal of the Mallozzi class action on October 15, 2025, plaintiffs in the consolidated action filed a Consent Motion for Voluntary Dismissal on October 20, 2025. On October 21, 2025, the United States Court for the District of Maryland granted the dismissal.
On May 9, 2024, a fifth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Gary A Gedig, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracy Hager, Alan Gold, Gary A. Kreitzer, Mary Curran, Scott Shoemaker, M.D., and David Stecher, and Innovative Industrial Properties, Inc., Civil No. C-24-CV-24-000130, and filed in the Circuit Court for Baltimore City, Maryland. Plaintiff and defendants in this action filed a Joint Stipulation to Stay the Proceedings, which was granted on September 17, 2024. This derivative action relates to the same allegations as those made in the Mallozzi class action, detailed above, and remains pending. On April 23, 2026, the defendants filed a motion to dismiss this derivative action. Plaintiff filed his opposition to the motion to dismiss on June 22, 2026, and defendants filed their reply in further support of the motion on July 22, 2026.
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
On February 13, 2025, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Joshua Albers, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, Paul Smithers, David Smith, Ben Regin, Gary Kreitzer, Gary Stecher, Scott Shoemaker, Mary Allis Curran, and Innovative Industrial Properties, Inc., Case Number 1:25-cv-00469-BAH, and was filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for violations of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution against the directors and certain officers of the Company. The plaintiffs are seeking an undetermined amount of damages, interest, reform, punitive damages, and attorneys’ fees and costs. On February 19, 2025, the United States Court for the District of Maryland consolidated Case Nos. 1:25-cv-00469-BAH with case number 1:25-cv-00456-GLR as the lead case. This derivative action also relates to the same allegations as those made in the Giraudon class action, detailed above, and was stayed pending resolution of the Giraudon motion to dismiss, by a March 13, 2025, Court order.
On August 14, 2025 and August 21, 2025, two derivative action lawsuits were filed against the Company and certain of its officers and directors in the Circuit Court for Baltimore County, Maryland: Joann Crepaz, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, David Boyle, Mary Curran, Catherine Hastings, Gary Kreitzer, Ben Regin, Scott Shoemaker, David Smith, Paul Smithers, David Stecher, and Innovative Industrial Properties, Inc., Case Number C-03-CV-25-003997, and Edward Ramos, derivatively on behalf of Innovative Industrial Properties, Inc. v. Alan Gold, David Boyle, Mary Curran, Catherine Hastings, Gary Kreitzer, Ben Regin, Scott Shoemaker, David Smith, Paul Smithers, David Stecher, and Innovative Industrial Properties, Inc., Case Number C-03-CV-25-004083. Each complaint asserts putative derivative claims for breach of fiduciary duty and unjust enrichment against certain directors and officers and seeks an undetermined amount of damages, reform, restitution, and attorneys’ fees and costs. On September 18, 2025, the parties filed a joint motion to consolidate the actions, which the court granted on October 23, 2025, designating the Crepaz action as the lead case. These derivative actions relate to the same allegations as those asserted in the Giraudon class action described above and were stayed pending resolution of the Giraudon motion to dismiss, by an order of the Circuit Court of Baltimore County, Maryland that was issued on February 10, 2026.
On November 19, 2025, a derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named James Loen, derivatively on behalf of Nominal Defendant Innovative Industrial Properties v. Alan Gold, Paul Smithers, David Smith, Ben Regin, Gary Kreitzer, Scott Shoemaker, Catherine Hastings, David Stecher, and Mary Curran, Case Number 1:25-cv-03786, and was filed in the United States District Court for the District of Maryland. The lawsuit asserts putative derivative claims for breach of fiduciary duty and unjust enrichment against the directors and certain officers of the Company. The plaintiff is seeking an undetermined amount of damages, reform, restitution, and attorneys’ fees and costs. On January 23, 2026, the defendants filed a motion to dismiss plaintiff’s claims. On February 3, 2026, the defendants filed a motion to consolidate the Loen lawsuit with the Steffens and Albers consolidated action, 1:25-cv-00456. On February 17, 2026, the parties filed a Joint Stipulation and Order Staying Action pursuant to which the parties agreed to stay the lawsuit until the resolution of the Giraudon class action. The Court granted the motion on February 20, 2026. The stay can be lifted before then by either party with 30 days’ notice.
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
We may, from time to time, be a party to other legal proceedings, which arise in the ordinary course of our business. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, inquiries, and investigations may nonetheless impose a significant burden on management and employees and may come with significant defense costs or unfavorable preliminary and interim rulings. At this stage of the investigation, the Company believes that a loss is neither probable nor estimable.
14. Segment Information
Our reportable segments consist of the following as of June 30, 2026:
•Cannabis Portfolio Segment, which primarily includes the acquisition, development and redevelopment, and leasing of real estate properties to regulated cannabis operators on a long-term triple-net basis.
•Life Science Portfolio Segment, which includes the investments in the IQHQ Credit Facility, IQHQ Preferred Stock and IQHQ Warrant.
The chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM evaluates the performance of each reportable segment and allocates resources based on segment net income. Items that are not directly assignable to a reportable segment are reflected as Unallocated, consistent with how our CODM utilizes segment information for planning and execution of our business strategy. Total capital expenditures are reviewed by the CODM on a consolidated basis as presented in the accompanying consolidated statements of cash flows. All of our operations are conducted within the United States.
The segment net income, including significant segment expenses that are regularly reviewed by the CODM, for the three and six months ended June 30, 2026 and 2025, and the total segment assets as of June 30, 2026 and December 31, 2025, are presented in the tables below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cannabis Portfolio Segment:
Rental revenues (including tenant reimbursements)	$62,890	$62,866	$131,810	$134,563
Other revenues	425	25	501	50
Total reportable segment revenue	63,315	62,891	132,311	134,613
Property expenses	(7,196)	(6,867)	(14,772)	(14,246)
Depreciation and amortization expense	(18,799)	(18,500)	(37,383)	(36,891)
Impairment loss on real estate	—	—	—	(3,527)
Gain (loss) on sale of real estate, net	11,847	—	12,269	—
Interest and other income	1,429	770	1,871	1,370
Cannabis Portfolio Segment net income	50,596	38,294	94,296	81,319

Life Science Portfolio Segment:
Interest and other income	8,471	—	14,015	—
Life Science Portfolio Segment net income	8,471	—	14,015	—

Total reportable segment net income	59,067	38,294	108,311	81,319

Unallocated:
General and administrative expense	(7,719)	(8,626)	(18,068)	(17,087)
Interest and other income	852	800	1,197	1,813
Interest expense	(8,348)	(4,444)	(14,779)	(8,944)
Net income	43,852	26,024	76,661	57,101
Preferred stock dividends	(3,187)	(878)	(5,841)	(1,659)
Net income attributable to common stockholders	$40,665	$25,146	$70,820	$55,442

Segment Total Assets:	June 30, 2026	December 31, 2025
Cannabis Portfolio Segment	$2,094,298	$2,165,359
Life Science Portfolio Segment	275,888	152,665
Unallocated	211,455	52,834
Total	$2,581,641	$2,370,858
15. Subsequent Events
As disclosed in our 8-K filed on July 21, 2026, in July 2026, affiliates of SH Parent, Inc. ("Parallel") defaulted on leases for two of our properties in Florida and notified us that it has ceased operations at those properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: rates of default on leases for our assets; our ability to re-lease properties upon tenant defaults or lease terminations for the rent we currently receive, or at all; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the demand for regulated cannabis cultivation and processing facilities; defaults on our investments in real estate-related assets, such as the IQHQ Credit Facility and IQHQ Preferred Stock (as defined in Note 7 to the consolidated financial statements); our ability to identify, acquire, or profitably operate life science properties; market dynamics in the life science sector; decreased economic activity due to fluctuations in trade policies, tariffs, and related government actions; inflation dynamics; the impact of pandemics on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflicts in Ukraine and Iran; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; the timing, scope and impact of the April 2026 final order issued by the U.S. Department of Justice and the Drug Enforcement Administration ("DEA") regarding the federal scheduling status of certain marijuana activities; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the potential impact on us from litigation matters, including rising liability and insurance costs; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; how and when any forward equity sales may settle; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.
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
We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of June 30, 2026, we had 24 full-time employees.
As of June 30, 2026, we owned 108 properties comprising 8.4 million square feet (including 240,000 rentable square feet under development/redevelopment) in 19 states. As of June 30, 2026, we had invested $2.4 billion in the aggregate (consisting of purchase price and funding of draws for construction and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $6.3 million to fund draws to certain tenants and vendors for improvements at our properties. Of the $6.3 million committed to fund draws to certain tenants and vendors for improvements at our properties, $0.8 million was incurred but not funded as of June 30, 2026.
Of these 108 properties, we include 107 properties in our operating portfolio, which were 95.8% leased as of June 30, 2026, with a weighted-average remaining lease term of 11.9 years. We do not include in our operating portfolio the property in San Bernardino, California (which was under redevelopment as of June 30, 2026, and is expected to comprise 192,000 rentable square feet upon completion of redevelopment).
As previously disclosed, we entered into leases with PharmaCann Inc. ("PharmaCann") and its affiliates for eleven properties. On March 14, 2025, PharmaCann defaulted on its obligations to pay rent for the month of March under nine of those leases, covering properties located in Colorado, Illinois, New York, Ohio and Pennsylvania. The remaining two leases, relating to cultivation facilities in Michigan and Massachusetts, were amended in January 2025 to provide full rent abatement effective February 1, 2025. Both of these properties were subsequently re-leased in 2025, with the Michigan property re-leased to Berry Green and the Massachusetts property re-leased to another operator.
Of the nine leases on which PharmaCann defaulted in March 2025, PharmaCann has paid, and continues to pay, full rent on the four retail properties in Colorado. We regained possession of one additional retail property in Colorado through a default judgment, and the property was subsequently sold in December 2025. In December 2025, we also obtained a judgment in our favor in an eviction action relating to the Dwight, Illinois facility, regained possession of that property and subsequently re-leased it to Grown Rogue in March 2026. Our efforts to resolve the remaining three defaulted leases, relating to the properties in New York, Ohio and Pennsylvania, culminated in the settlement agreement described below.
On February 26, 2026, the Company entered into a settlement agreement (as amended, the “PharmaCann Settlement Agreement”) with PharmaCann to resolve pending litigation relating to rent defaults under leases for three properties owned by the Company located in New York, Ohio and Pennsylvania. In connection with the PharmaCann Settlement

Agreement, the parties also entered into consent orders, stipulations of judgment and stipulations of settlement with the respective courts in New York, Ohio and Pennsylvania, which were fully executed on March 13, 2026, and provide for judgments in favor of the Company's subsidiaries for possession of the premises and monetary damages, subject to dollar-for-dollar reduction for escrowed rent funds released to the Company. Pursuant to the PharmaCann Settlement Agreement, PharmaCann agreed to wind down operations and surrender the Ohio, Pennsylvania and New York premises by May 20, 2026, May 26, 2026 and June 20, 2026, respectively, at which time the applicable leases would terminate.
In April 2026, PharmaCann surrendered the Ohio premises, the applicable lease was terminated and the Company immediately entered into a new lease with Curaleaf. PharmaCann has remained in possession of the the New York and Pennsylvania properties past the applicable surrender dates with the Company's consent, as the parties work to transfer the existing licenses for those facilities to new tenants. The Company retains all rights to enforce the eviction judgments and PharmaCann's surrender of possession at those locations.
In March 2025, we initiated a strategic effort to improve long-term financial performance by repositioning a portion of our tenant base toward more financially viable, long-term operators. In connection with this effort, we declared certain tenants and their affiliates in default for failure to pay contractual rent in full, including 4Front Ventures Corp., Gold Flora, LLC and TILT Holdings Inc. We are actively pursuing our rights under these leases, which may include eviction proceedings. 4Front Ventures has filed for bankruptcy protection in Canada and for voluntary receivership in Massachusetts and Illinois, which may delay our enforcement efforts. As of June 30, 2026, we have terminated all three leases with affiliates of Gold Flora. As of June 30, 2026, 4Front Ventures Corp and TILT Holdings Inc. collectively represented approximately 9.3% of our annualized contractual rent and owed $32.3 million and $7.6 million, respectively, for base rent, property management fees, and estimated tax and insurance payments.
During the quarter ended March 31, 2026, we also declared defaults under leases with two additional tenants, The Cannabist Company ("Cannabist") and Battle Green Holdings, Inc. ("Battle Green"), for failure to pay rent in full. As of June 30, 2026, these leases represented, in the aggregate, 6.0% of our annualized contractual rent.
Cannabist previously announced agreements to sell certain of its cannabis operations and assets in Ohio and Delaware, as well as a memorandum of understanding for the sale of additional operations located in Illinois, New Jersey, Colorado, Massachusetts, Maryland and West Virginia. In connection with these transactions, Cannabist and an affiliate announced their commencement of voluntary proceedings under the Companies’ Creditors Arrangement Act (Canada) and announced their intention to seek recognition of those proceedings under Chapter 15 of the U.S. Bankruptcy Code. We continue to monitor these developments and their potential impact on Cannabist’s ability to satisfy its obligations under its leases with us. As of June 30, 2026, we leased 19 properties to Cannabist and its affiliates, comprising approximately 236,000 square feet in 2 states and representing approximately 3.2% of our annualized contractual rent as of June 30, 2026.
Subsequent to quarter end, on July 20, 2026, affiliates of SH Parent, Inc., together with SH Parent, Inc. as guarantor (collectively, “Parallel”), defaulted under two leases with us for properties located in Florida. These leases represented approximately 6.1% of our annualized contractual rent as of June 30, 2026. Following the expiration of applicable cure periods, Parallel failed to pay July 2026 rent due under these leases, including base rent, reimbursements for estimated tax and insurance payments, default interest and late charges, totaling approximately $1.6 million. We are holding security deposits pursuant to these leases, which may be applied to cover payment in full of the defaulted rent and estimated tax and insurance payments, in addition to late charges and interest. We are continuing discussions with Parallel regarding the leases and intend to enforce our rights thereunder, which may include commencing eviction proceedings, as we deem necessary.
During the three months ended June 30, 2026, we took several actions to strengthen our balance sheet and liquidity. In April 2026, we made early partial repayments at a discount totaling $9.1 million on the Notes due 2026, reducing the principal balance by $9.1 million from $291.2 million to $282.1 million. In May 2026, we repaid in full the $282.1 million outstanding principal balance of our Notes due 2026 at maturity. During the three months ended June 30, 2026, certain of our subsidiaries entered into an aggregate of $148.7 million of new secured term loans with various lenders. In addition, on June 15, 2026, our Operating Partnership issued $402.5 million aggregate principal amount of 6.00% Exchangeable Notes, including the full exercise of the initial purchasers’ option to purchase additional notes. See “—Liquidity and Capital Resources” below for further discussion of these financing activities.

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
The properties that we have acquired primarily consist of real estate assets that support the regulated cannabis industry. Most states where we own properties issue licenses for cannabis operations for a limited period. If one or more of our tenants are unable to renew or otherwise maintain their licenses or other state and local authorizations necessary to continue their cannabis operations, such tenants may default on their lease payments to us. Current unfavorable market dynamics in the regulated cannabis industry have adversely affected our ability to re-lease properties upon tenant defaults at the rental rates we currently receive and, in some cases, for prolonged periods. Furthermore, changes in federal law and current favorable state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties.
Conditions in Our Markets
Conditions in the markets in which we operate, including regulatory, economic and industry-specific developments, influence tenant performance and the performance of our life science investments and, in turn, our financial condition, results of operations and cash flows.
Our tenants primarily operate in the regulated cannabis industry and continue to be affected by a combination of macroeconomic, industry-specific and regulatory factors. These include federal, state and local taxation burdens; competitive pressure from illicit, unlicensed cannabis operations; declines in unit pricing for regulated cannabis products; constrained access to capital; inflationary pressures; elevated interest rates; significant debt maturities; labor market constraints; supply chain disruptions; evolving trade policies; and broader U.S. consumer financial conditions. Market dynamics and regulatory frameworks vary by state and may influence tenant profitability and demand for regulated cannabis cultivation and production facilities. These conditions have already adversely affected the ability of certain tenants to meet their lease obligations and have had a material adverse effect on the Company’s financial condition, results of operations, and cash flows. If these challenges persist or worsen, additional tenants may default under their leases and we may be unable to re-lease affected properties on favorable terms, or at all. The extent and duration of these impacts depend on developments in the regulated cannabis markets in which we operate and remain subject to significant uncertainty. These tenant-related challenges are currently having a material adverse effect on the Company’s financial condition, results of operations, and cash flows. See “—Results of Operations—Comparison of the three and six months ended June 30, 2026 and 2025—Rental Revenues” for more information. If these challenges persist or worsen, additional tenants may default under their leases and we may be unable to re-lease affected properties on favorable terms, or at all. The extent and duration of these impacts depend on developments in the regulated cannabis markets in which we operate and remain subject to significant uncertainty.
In April 2026, the U.S. Department of Justice (“DOJ”) and the DEA announced a final order reclassifying FDA-approved marijuana drug products and certain state-licensed medical marijuana activities from Schedule I to Schedule III, while adult-use marijuana, synthetic tetrahydrocannabinols and unlicensed marijuana activities remain Schedule I. The final order creates an expedited DEA registration pathway for eligible state-licensed medical marijuana operators and, if such operators obtain registration, may eliminate the application of Section 280E to qualifying medical marijuana operations. Separately, the DEA held an administrative hearing on the broader rescheduling of marijuana, including adult-use marijuana, from Schedule I to Schedule III, which began on June 29, 2026, and concluded on July 15, 2026, without a ruling. The presiding administrative law judge directed participating parties to submit post-hearing briefs and proposed corrections to the hearing transcript by August 17, 2026, following which the judge will issue a recommendation to the DEA Administrator, who retains sole authority to determine whether to issue a final rule rescheduling marijuana. No timeline has been established for either the judge’s recommendation or the DEA Administrator’s final decision. In addition, the April 2026 final order remains subject to pending legal challenges before the U.S. Court of Appeals for the D.C. Circuit. Accordingly, significant uncertainty remains regarding dual-license operators, actions by the DEA, the U.S. Department of the Treasury, and the Internal Revenue Service, tenants’ ability to obtain DEA registration, and the ultimate outcome and timing of the broader rescheduling process, and no retrospective tax relief or guidance has been issued to date. Accordingly, while we believe these developments represent a meaningful step forward for the industry and could improve operator economics, access to capital, and long-term growth, we continue to assess their impact on our tenants, properties, and business and cannot predict the effect on our financial condition, results of operations, or cash flows.
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
Significant Tenants and Concentrations of Risk
As of June 30, 2026, we owned 108 properties located in 19 states leased to 37 tenants. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At June 30, 2026, our largest property was located in New York and accounted for 5.7% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at June 30, 2026. See Note 2 “Concentration of Credit Risk” in the notes to our consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and six months ended June 30, 2026.
Competitive Environment
We face competition from a diverse mix of market participants, including but not limited to other companies with similar business models, independent investors, hedge funds, lenders and other real estate investors, as well as potential tenants (cannabis operators themselves), all of whom may compete with us in our efforts to acquire real estate zoned for regulated cannabis operations. Competition from others may diminish our opportunities to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we acquire, which would adversely affect our financial results.
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
Results of Operations
Investments in Real Estate
See Note 6 “Investments in Real Estate” in the notes to the consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the six months ended June 30, 2026.

Investments in Life Science
See Note 7 "Life Science Investments" in the notes to the consolidated financial statements for information regarding our life science investment activity during the six months ended June 30, 2026.
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cannabis Portfolio Segment:
Rental revenues (including tenant reimbursements)	$62,890	$62,866	$131,810	$134,563
Other revenues	425	25	501	50
Property expenses	(7,196)	(6,867)	(14,772)	(14,246)
Depreciation and amortization expense	(18,799)	(18,500)	(37,383)	(36,891)
Impairment loss on real estate	—	—	—	(3,527)
Gain (loss) on sale of real estate, net	11,847	—	12,269	—
Interest and other income	1,429	770	1,871	1,370
Cannabis Portfolio Segment net income	50,596	38,294	94,296	81,319

Life Science Portfolio Segment:
Interest and other income	8,471	—	14,015	—
Life Science Portfolio Segment net income	8,471	—	14,015	—

Unallocated:
General and administrative expense	(7,719)	(8,626)	(18,068)	(17,087)
Interest and other income	852	800	1,197	1,813
Interest expense	(8,348)	(4,444)	(14,779)	(8,944)
Net income	43,852	26,024	76,661	57,101
Preferred stock dividends	(3,187)	(878)	(5,841)	(1,659)
Net income attributable to common stockholders	$40,665	$25,146	$70,820	$55,442
Cannabis Portfolio Segment
Rental Revenues. Rental revenues for the three months ended June 30, 2026 and 2025 remained consistent at $62.9 million. Increases in rental revenue generated from new leases on existing properties and annual contractual rent escalations on certain properties were substantially offset by decreases in rental revenue resulting from the sale of certain properties, tenant defaults and lease terminations.
During the three months ended June 30, 2026, we applied $1.2 million of security deposits for payment of rent on properties leased to Battle Green and Cannabist. During the three months ended June 30, 2025, we applied $18,000 of security deposits for payment of rent on a property leased to Emerald Growth, which was sold in April 2025.
Rental revenues for the six months ended June 30, 2026 decreased by $2.8 million, or 2%, to $131.8 million, compared to $134.6 million for the six months ended June 30, 2025. The decrease was primarily driven by a $12.6 million reduction in rental revenue resulting from the sale of four properties, tenant defaults and lease terminations. These decreases were partially offset by a $9.8 million increase in rental revenue attributable to annual contractual rent escalations on multiple properties, new leases executed on existing properties, and collections from court settlements related to certain defaulted tenants.

For the six months ended June 30, 2026, we applied $2.4 million of security deposits for payment of rent on properties leased to Battle Green and Cannabist. For the six months ended June 30, 2025, we applied $5.8 million of security deposits for payment of rent on properties leased to PharmaCann, Gold Flora, TILT, Sozo and Emerald Growth.
Property Expenses. Property expenses for the three months ended June 30, 2026 increased by $0.3 million to $7.2 million, compared to $6.9 million for the three months ended June 30, 2025. Property expenses for the six months ended June 30, 2026 increased by $0.6 million to $14.8 million, compared to $14.2 million for the six months ended June 30, 2025. The increase was primarily due to higher property taxes on certain properties, which was partially offset by lower insurance expense resulting from reduced insurance premiums under our master insurance policy and lower other property-related expenses. Property expenses related to leased properties are generally reimbursable to us by tenants under the terms of the leases.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2026 increased by $0.3 million to $18.8 million, compared to $18.5 million for the three months ended June 30, 2025. Depreciation and amortization expense for the six months ended June 30, 2026 increased by $0.5 million to $37.4 million, compared to $36.9 million for the six months ended June 30, 2025. The increase was primarily due to the full amortization of in-place lease intangible assets upon the early termination of certain leases, partially offset by lower depreciation expense resulting from the sale of certain properties.
Impairment Loss on Real Estate. We recognized an impairment loss on real estate of $3.5 million during the three months ended March 31, 2025 related to one of our properties in Palm Springs, California. The property was under contract to be sold for less than its carrying value and was subsequently sold in June 2025. No other impairment loss on real estate was recognized during the three and six months ended June 30, 2026 and 2025.
Gain on Sale of Real Estate, Net. Gain on sale of real estate, net was $11.8 million for the three months ended June 30, 2026, consisting of a $16.7 million gain recognized on the sale of our property located in New York, partially offset by a $4.9 million loss recognized on the sale of our property located in Texas. Gain on sale of real estate, net was $12.3 million for the six months ended June 30, 2026, which also included a $0.5 million gain recognized on the sale of our property located in Arizona. There were no gains or losses on the sale of real estate during the three or six months ended June 30, 2025.
Interest and Other Income. Interest and other income for the three months ended June 30, 2026 increased by $0.7 million to $1.4 million, compared to $0.8 million for the three months ended June 30, 2025. Interest and other income for the six months ended June 30, 2026 increased by $0.5 million to $1.9 million, compared to $1.4 million for the six months ended June 30, 2025. The increase was primarily due to $0.7 million of interest income recognized on the seller-financed note associated with the sale of a property in New York, partially offset by a $0.2 million decrease in interest income from our construction loan related to the development of a regulated cannabis cultivation and processing facility in California.

Life Science Portfolio Segment
Interest and Other Income. Interest and other income for the three and six months ended June 30, 2026 was $8.5 million and $14.0 million, respectively, and consisted of interest and dividend income earned on our investments in the IQHQ Credit Facility and IQHQ Preferred Stock. These investments were made starting in September 2025 and, accordingly, did not have comparable income during the three and six months ended June 30, 2025.
Unallocated Items
General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2026 decreased by $0.9 million to $7.7 million from $8.6 million for the three months ended June 30, 2025. The decrease was primarily driven by lower compensation expense, primarily due to lower bonus expense, as well as lower consulting expenses. These decreases were partially offset by higher non-capitalizable financing expenses and legal expenses related to various litigation matters.
General and administrative expenses for the six months ended June 30, 2026 increased by $1.0 million to $18.1 million, compared to $17.1 million for the six months ended June 30, 2025. The increase was primarily driven by higher legal expenses related to various litigation matters and higher non-capitalizable financing expenses. These increases were partially offset by lower compensation expense, primarily due to lower bonus expense, as well as lower consulting expenses.

Interest and Other Income. Interest and other income for the three months ended June 30, 2026 increased slightly to $0.9 million from $0.8 million for the three months ended June 30, 2025. Interest and other income for the six months ended June 30, 2026 decreased to $1.2 million from $1.8 million for the six months ended June 30, 2025. Interest and other income is primarily affected by prevailing market interest rates and the balance of our interest-bearing investments.
Interest Expense. Interest expense for the three months ended June 30, 2026 increased by $3.9 million to $8.3 million from $4.4 million for the three months ended June 30, 2025. Interest expense for the six months ended June 30, 2026 increased by $5.9 million to $14.8 million from $8.9 million for the six months ended June 30, 2025. The increase was primarily due to interest expense recognized on the Exchangeable Notes and new term loans, partially offset by lower interest expense on the Notes due 2026 following their maturity in May 2026.
Preferred Stock Dividends. Preferred stock dividends for the three months ended June 30, 2026 increased by $2.3 million to $3.2 million from $0.9 million for the three months ended June 30, 2025. Preferred stock dividends for the six months ended June 30, 2026 increased by $4.1 million to $5.8 million from $1.7 million for the six months ended June 30, 2025. The increases were primarily due to the issuance of additional shares of Series A Preferred Stock subsequent to June 30, 2025.
Cash Flows
Comparison of the Six Months Ended June 30, 2026 and 2025 (in thousands)

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$100,948	$102,691	$(1,743)
Net cash provided by (used in) investing activities	(78,399)	(22,912)	(55,487)
Net cash provided by (used in) financing activities	137,491	(126,358)	263,849
Ending cash, cash equivalents and restricted cash	207,637	99,666	107,971
Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2026 and 2025 were $100.9 million and $102.7 million, respectively. Cash flows provided by operating activities were generally from contractual rent and tenant reimbursements from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased. For the six months ended June 30, 2026, cash flows provided by operating activities also included interest and dividend income earned on our investments in the IQHQ Credit Facility and IQHQ Preferred Stock. The decrease in cash flows provided by operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to lower rental revenue and timing differences in working capital and application of tenant security deposits, partially offset by interest and dividend income earned on our investments in the IQHQ Credit Facility and IQHQ Preferred Stock.
Investing Activities
For the six months ended June 30, 2026, cash flows used in investing activities consisted of a $120.0 million investment in life science financial instruments and $3.6 million in funding of draws for improvements and construction, partially offset by $45.2 million in proceeds from the sale of real estate assets. For the six months ended June 30, 2025, net cash used in investing activities was $22.9 million, which was primarily driven by $24.4 million used for investments in real estate and funding of draws for improvement and construction funding at our properties, partially offset by $1.8 million in proceeds related to the sale of our Palm Springs, California property.

Financing Activities
Net cash provided by financing activities of $137.5 million during the six months ended June 30, 2026 was driven by $535.8 million of net proceeds from the issuance of the Exchangeable Notes and term loans, $81.2 million of net proceeds from the issuance of Series A Preferred Stock, and $44.0 million of net proceeds from the issuance of common stock. These amounts were partially offset by dividend payments of $112.0 million to common and preferred stockholders, $89.0 million related to the repurchase of our common stock, net decrease in borrowings under our revolving credit facilities of $10.0 million, principal repayments of $311.3 million on our term loans and Notes due 2026, and $1.3 million related to the net share settlement of equity awards to satisfy employee withholding taxes upon the vesting of restricted stock.
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
Liquidity and Capital Resources
Sources and Uses of Cash
Liquidity is a measure of our ability to meet potential cash requirements. Our principal future uses of cash and cash equivalents include the acquisition of additional properties and other investments, associated acquisition and improvement costs, non-reimbursed expenses associated with unleased properties, operating and administrative expenses, scheduled debt service and repayments, and the payment of dividends to holders of our common stock and preferred stock, as well as any future series of preferred stock we may issue. As of June 30, 2026, we had cash and cash equivalents of $204.7 million.
We derive substantially all of our income from leasing our properties and life science investments, collecting rental, interest and dividend income. These sources of income represent our primary source of liquidity to fund the acquisition of additional properties, the development and redevelopment of existing properties, dividends to our stockholders, repayment of borrowings and interest payments under our credit facilities, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur property costs not paid by the tenant during the time it takes to re-lease or sell the property.
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
In September 2025, IIP Life Science completed the initial closing of the Company’s investment in preferred equity of IQHQ REIT pursuant to the Securities Purchase Agreement, acquiring 5,000 shares of IQHQ Preferred Stock for an aggregate purchase price of $5.0 million. On October 31, 2025, the Company purchased an additional 45,000 shares of IQHQ Preferred Stock for $45.0 million. During the three months ended June 30, 2026, the Company funded the remaining $120.0 million of its commitment to purchase shares of IQHQ Preferred Stock, resulting in a total investment of 170,000 shares of IQHQ Preferred Stock having an aggregate purchase price of $170.0 million.
In connection with the initial closing of our investment in IQHQ Preferred Stock, we also became a lender under the IQHQ Credit Facility and funded our $100.0 million loan commitment using available cash on hand and borrowings under our Revolving Credit Facility.

Notes Due 2026
In May 2021, we received an investment grade rating from a ratings agency. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. In May 2021, our Operating Partnership issued $300.0 million aggregate principal amount of Notes due 2026. The Notes due 2026 were the Operating Partnership’s general unsecured and unsubordinated obligations, and ranked equally in right of payment with all of the Operating Partnership’s future senior unsecured indebtedness. In April 2026, we made early partial repayments at a discount totaling $9.1 million on the Notes due 2026, reducing the principal balance by $9.1 million from $291.2 million to $282.1 million. In May 2026, we paid off the remaining principal balance of $282.1 million and accrued interest obligations related to the Notes due 2026. As of June 30, 2026, no amounts remained outstanding on the Notes due 2026.
Exchangeable Notes
On June 15, 2026, our Operating Partnership issued $402.5 million of the Exchangeable Notes in a private offering, including the exercise in full of the initial purchasers' option to purchase additional notes. The Exchangeable Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership's option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The initial exchange rate for the Exchangeable Notes is 14.4113 shares of our common stock per $1,000 principal amount of Exchangeable Notes and the initial exchange price is $69.39 per share of our common stock. The initial exchange rate and initial exchange price are subject to adjustment in certain circumstances. The Exchangeable Notes bear interest at a rate of 6.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2026 until maturity on June 15, 2029. Our Operating Partnership does not have the right to redeem the Exchangeable Notes prior to maturity, but may be required to repurchase the Exchangeable Notes from holders under certain circumstances.
We received net proceeds of approximately $391.0 million from the offering of Exchangeable Notes, after deducting the initial purchasers’ discounts and estimated offering expenses, reflecting the increased offering size resulting from the full exercise of the initial purchasers’ option. We used approximately $80.5 million of the net proceeds to fund the concurrent repurchase of 1,334,466 shares of our common stock from certain purchasers of the Exchangeable Notes in privately negotiated transactions, and intend to use the remaining net proceeds for working capital and general corporate purposes, which may include the repayment of indebtedness, including amounts outstanding under our credit facilities and the term loans described below, and funding investments consistent with our investment strategy.
Term Loans
During the six months ended June 30, 2026, we entered into several new secured term loan facilities with various lenders for an aggregate principal amount of $148.7 million and received net proceeds of $144.8 million after deducting issuance costs. The proceeds from the term loans were used to pay off the Notes due 2026 in May 2026. In June 2026, we fully repaid one of the term loans with an original principal amount of $20.0 million prior to maturity. The remaining term loans are secured by, among other things, certain mortgages and security interests in the real and personal properties, certain assignments of leases and rents, and certain deposit accounts maintained with the lenders. The remaining term loans have maturities ranging from April 2029 to June 2031, have fixed interest rates ranging from 6.67% to 9.0% and one term loan has a variable interest rate at one-month SOFR, subject to a floor of 3.75%, plus 5.0%. See Note 9 "Debt - Term Loans" to our consolidated financial statements for more information.
ATM Program
We have an ATM Program, pursuant to which we may offer and sell from time to time, including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. During the three months ended June 30, 2026, we sold 948,034 shares of our Series A Preferred Stock for net proceeds of $20.9 million. During the three months ended June 30, 2026, we sold 680,842 shares of common stock for net proceeds of $34.7 million. As of June 30, 2026, shares of the Company’s common stock and Series A Preferred Stock having an aggregate offering price of up to $336.9 million remain available for offer and sale pursuant to the ATM Program.

Credit Facilities
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement matures on October 23, 2026, and was most recently amended in November 2024 to increase aggregate commitments for secured revolving loans to $87.5 million (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of (i) the prime rate plus an applicable margin based on deposits with the participating bank(s) ranging from 0.5% to 2.05% and (ii) 9.0%. At June 30, 2026, the interest rate was 9.0%. The Loan Agreement is subject to certain liquidity and operating covenants, including a debt service coverage ratio covenant, defined as the ratio of (i) consolidated EBITDA to (ii) debt service costs and required to be not less than 2.0 to 1.0, measured as of the end of each fiscal quarter. The Loan Agreement also includes customary representations and warranties, affirmative and negative covenants and events of default. Management believes the Company was in compliance with these covenants as of June 30, 2026. As of June 30, 2026, there were no amounts outstanding under the Revolving Credit Facility.
In October 2025, our Operating Partnership and IIP Life Science entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in IQHQ Preferred Stock, the IQHQ Warrant, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month SOFR, as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.10%. At June 30, 2026, the interest rate was 6.1%. The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter. Management believes the Company was in compliance with these covenants as of June 30, 2026. As of June 30, 2026, the outstanding borrowings under our IIP Life Science Credit Facility were $92.5 million.
Share Repurchase Program
We may voluntarily repurchase our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise. On March 3, 2026, our Board of Directors approved a new share repurchase program authorizing the purchase of up to $100.0 million in shares of our common stock, which replaces our share repurchase program that expired on March 17, 2026. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase program are expected to be funded from existing cash balances and proceeds from the sale of the Company’s Series A Preferred Stock under its ATM Program. During the three months ended June 30, 2026, we repurchased 1,468,542 shares of our common stock under the current share repurchase program for $89.0 million, including the shares repurchased in connection with our Exchangeable Notes. The current share repurchase program expires on March 4, 2027, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to qualify and maintain its qualification as a REIT. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows, service any debt obligations we have, including our Exchangeable Notes, term loans, borrowings under our credit facilities, and make accretive new investments.

The following table describes the dividends declared by the Company during the six months ended June 30, 2026:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 13, 2026	Common stock	$1.90	March 31, 2026	April 15, 2026	$54,446
March 13, 2026	Series A preferred stock	$0.5625	March 31, 2026	April 15, 2026	$2,654
June 15, 2026	Common stock	$1.90	June 30, 2026	July 15, 2026	$53,127
June 15, 2026	Series A preferred stock	$0.5625	June 30, 2026	July 15, 2026	$3,187
Contractual Debt Obligations
The following table summarizes our contractual debt obligations as of June 30, 2026 (in thousands):

Payments Due by Year	Exchangeable Notes	Credit Facilities	Term Loans	Interest	Total
2026 (six months ending December 31)	$—	$—	$623	$20,377	$21,000
2027	—	—	1,242	40,193	41,435
2028	—	92,500	1,325	38,741	132,566
2029	402,500	—	76,415	16,720	495,635
2030	—	—	1,041	3,332	4,373
Thereafter	—	—	47,955	1,441	49,396
Total	$402,500	$92,500	$128,601	$120,804	$744,405
Additionally, as of June 30, 2026, we had $6.3 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease. The commitments discussed in this paragraph are excluded from the table of contractual obligations above as there is no explicit time frame for incurring the obligations, which generally may be requested from time to time, subject to satisfaction of certain conditions.
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

The Exchangeable Notes were dilutive for purposes of calculating earnings per diluted share for the three and six months ended June 30, 2026, as GAAP requires convertible notes that can be settled in cash and/or shares at the Company’s discretion to be evaluated under the if-converted method. However, for the purposes of calculating FFO, Normalized FFO and AFFO per diluted share, the Company excludes the dilutive impact of the Exchangeable Notes under the if-converted method as management believes the evaluation of operating performance based on actual diluted shares outstanding is more appropriate to facilitate consistent comparisons between reporting periods and reflects the actual shares that are entitled to common stock dividends each period. Accordingly, for the three months ended June 30, 2026, cash interest expense of $1.0 million relating to the Exchangeable Notes was included and 1,019,877 weighted-average shares potentially issuable upon exchange of the Exchangeable Notes under the if-converted method were excluded from the calculation of FFO, Normalized FFO and AFFO per diluted share. For the six months ended June 30, 2026, cash interest expense of $1.0 million relating to the Exchangeable Notes was included and 512,756 weighted-average shares potentially issuable upon exchange of the Exchangeable Notes under the if-converted method were excluded from the calculation of FFO, Normalized FFO and AFFO per diluted share.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$40,665	$25,146	$70,820	$55,442
Real estate depreciation and amortization	18,799	18,500	37,383	36,891
Impairment loss on real estate	—	—	—	3,527
Loss (gain) on sale of real estate, net	(11,847)	—	(12,269)	—
FFO attributable to common stockholders	47,617	43,646	95,934	95,860
Litigation-related expense	1,312	413	3,182	819
Income on seller-financed notes(1)	223	1,164	446	1,317
Deferred lease payments received on sales-type leases(2)	525	5	700	25
Transaction costs and other(3)	(463)	—	(463)	(32)
Normalized FFO attributable to common stockholders	49,214	45,228	99,799	97,989
Stock-based compensation	2,826	2,672	5,410	4,750
Non-cash interest expense	1,281	476	1,857	946
Non-cash accretion of life science investments	(335)	—	(669)	—
Above-market lease amortization	23	23	46	46
AFFO attributable to common stockholders	$53,009	$48,399	$106,443	$103,731
FFO per common share – diluted	$1.64	$1.54	$3.34	$3.37
Normalized FFO per common share – diluted	$1.70	$1.60	$3.47	$3.44
AFFO per common share – diluted	$1.83	$1.71	$3.71	$3.65
Weighted average common shares used for FFO, Normalized FFO, and AFFO:
Basic	28,443,143	27,924,092	28,218,773	28,098,850
Restricted stock and RSUs	529,228	393,601	502,400	353,261
Diluted(4)	28,972,371	28,317,693	28,721,173	28,452,111

(1)Amount reflects non-refundable cash payments received pursuant to seller-financed notes issued by us in connection with our disposition of certain properties. As the transactions did not qualify for recognition as completed sales under GAAP, the payments received are recorded as a deposit liability and included in other liabilities on our consolidated balance sheet.
(2)Amount reflects the non-refundable lease payments received on two sales-type leases which are recognized as a deposit liability starting on January 1, 2024, and is included in other liabilities in our consolidated balance sheet as of June 30, 2026, as the transaction did not qualify for recognition as a completed sale.
(3)Amount reflects other items that are considered to be infrequent and unusual in nature and/or not related to our core real estate operation. For the three and six months ended June 30, 2026, amount reflects certain financing costs that were not capitalizable and write-off of certain liabilities.
(4)For the three and six months ended June 30, 2026, amounts exclude 1,019,877 and 512,756 weighted-average shares potentially issuable upon exchange of the Exchangeable Notes under the if-converted method, respectively. See the Non-GAAP Financial Information section above for more detail.
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
Interest Rate Risk
We are exposed to interest rate risk primarily through our variable-rate indebtedness, including amounts outstanding under our Revolving Credit Facility, our IIP Life Science Credit Facility, and one of our term loans. Borrowings under these credit facilities bear interest at variable rates based on the greater of prime rate or SOFR, as applicable, plus an applicable margin and stipulated rate and one of our term loans bears interest at a rate per annum equal to the one-month SOFR, subject to a floor of 3.75%, plus 5.0%. As a result, increases in market interest rates may increase our borrowing costs and adversely affect our results of operations and cash flows.
Our Exchangeable Notes bear interest at a fixed rate of 6.0% per annum and are not directly exposed to changes in prevailing market interest rates. However, changes in market interest rates may affect the trading value of the Exchangeable Notes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our Exchangeable Notes bear interest at a fixed rate of 6.00% per annum until maturity. Our Revolving Credit Facility bears interest at a variable rate based on the greater of the prime rate and an applicable margin and a stipulated interest rate; therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. Our IIP Life Science Credit Facility bears interest at a variable rate based on the greater of SOFR and an applicable margin and a stipulated interest rate; therefore, if interest rates increase our required payments on any amounts outstanding under our IIP Life Science Credit Facility may also increase. One of our term loan bears interest at a variable rate based on one-month SOFR, subject to a floor of 3.75%, plus 5.0% per annum; therefore, if interest rates increase, our required payments on amounts outstanding under one of our term loan may also increase. At June 30, 2026, a 1% change in interest rates on our variable-rate debt would change our annual interest expense by $1.5 million.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2026 (the end of the period covered by this Quarterly Report).
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 13 “Commitments and Contingencies — Litigation” to our consolidated financial statements, which is hereby incorporated by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or results of operations. Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025. The impact of macroeconomic conditions and industry-specific challenges have also had the effect of heightening many of the risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to tenant defaults and our ability to generate sufficient cash flows to service our indebtedness and make distributions to our stockholders. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The risks as described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2026, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities
The following table provides information with respect to the number of shares of common stock repurchased by us for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Common Share	Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or dollar value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	—	—	—	—
June 1, 2026 - June 30, 2026	1,468,542	60.58	1,468,542	11,031
Total	1,468,542	$60.58	1,468,542	$11,031

(1)The Company’s common stock repurchases are made pursuant to the Company’s stock repurchase program, which was authorized by the Board of Directors in March 2026, to repurchase up to $100.0 million of the Company’s common stock. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase program are expected to be funded from existing cash balances and proceeds from the sale of the Company’s Series A Preferred Stock under its at-the-market offering program. During the three months ended June 30, 2026, 1,468,542 shares were repurchased under the share repurchase program. The repurchase program expires on March 4, 2027, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)
During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
4.1
Indenture, dated as of June 15, 2026, among the Operating Partnership, as issuer, the Company, as guarantor, and the Trustee, as trustee, including the Form of Note representing the Operating Partnership’s 6.00% Exchangeable Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on June 15, 2026).

4.2	Form of 6.00% Exchangeable Senior Note (included as Exhibit A to Exhibit 4.1)
10.1	Promissory Note, dated as of April 24, 2026, by IIP-IL 2 LLC in favor of Generations Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 29, 2026).
10.2
Promissory Note, dated as of May 5, 2026, by IIP-OH 2 LLC, IIP-NJ 1 LLC, IIP-FL 4 LLC, IIP-FL 2 LLC, IIP NY-2 LLC, IIP-MI 7 LLC, IIP-VA 1 LLC and IIP-PA 5 LLC in favor of Thorofare Asset Based Lending Reit Fund V, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on May 6, 2026).

10.3
Loan Agreement, dated as of May 5, 2026, by and between IIP-OH 2 LLC, IIP-NJ 1 LLC, IIP-FL 4 LLC, IIP-FL 2 LLC, IIP NY-2 LLC, IIP-MI 7 LLC, IIP-VA 1 LLC and IIP-PA 5 LLC and Thorofare Asset Based Lending Reit Fund V, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 6, 2026).

10.4
Pledge and Security Agreement (Interests in Borrowers), dated as of May 5, 2026, by IIP Operating Partnership, LP and Thorofare Asset Based Lending Reit Fund V, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on May 6, 2026).

10.5
Guaranty (Unsecured), dated as of May 5, 2026, by Innovative Industrial Properties, Inc. and Thorofare Asset Based Lending Reit Fund V, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on May 6, 2026).

10.6	Loan Agreement, dated as of May 18, 2026, by and between IIP-MA 7 LLC and Amalgamated Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 19, 2026).
10.7	Loan Agreement, dated as of May 18, 2026, by and between IIP-PA 6 LLC and Amalgamated Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on May 19, 2026).
10.8
Form of Promissory Note, dated as of May 18, 2026, by each of IIP-MA 7 LLC and IIP-PA 6 LLC, respectively, in favor of Amalgamated Bank (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on May 19, 2026).

10.9
Mortgage (With Power of Sale), Assignment of Leases and Rents, Security Agreement and Fixture Filing executed and delivered by IIP-MA 7 LLC, in favor of Amalgamated Bank (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on May 19, 2026).

10.10
Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 18, 2026, by IIP-PA 6 LLC in favor of Amalgamated Bank (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company on May 19, 2026).

10.11
Form of Guaranty, dated as of May 18, 2026, by Innovative Industrial Properties, Inc. in favor of Amalgamated Bank (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company on May 19, 2026).

10.12	Loan Agreement, dated as of May 19, 2026, by and between IIP-MD 1 LLC and Amalgamated Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 20, 2026).
10.13	Loan Agreement, dated as of May 19, 2026, by and between IIP-NJ 3 LLC and Amalgamated Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on May 20, 2026).
10.14
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing executed and delivered by IIP-NJ 3 LLC, in favor of Amalgamated Bank (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on May 20, 2026).

10.15
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 19, 2026, by IIP-MD 1 LLC in favor of Amalgamated Bank (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company on May 20, 2026).

10.16
ATM Advance Agreement, dated as of May 22, 2026, by and between Innovative Industrial Properties, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 22, 2026).

10.17	Innovative Industrial Properties, Inc. 2026 Omnibus Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 22, 2026).
10.18*	Form of Restricted Stock Awards Agreement
10.19*	Form of Restricted Stock Unit Award Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

Dated August 4, 2026