Form 10-Q
period 2026-09-30
INNOVATIVE INDUSTRIAL PROPERTIES INC
filed 2026-11-03
CIK 1677576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission file number: 001-37949
Innovative Industrial Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2963381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Center Drive, Suite 200 Park City, UT 84098	(858) 997-3332
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IIPR	New York Stock Exchange
Series A Preferred Stock, par value $0.001 per share	IIPR-PA	New York Stock Exchange
Series B Preferred Stock, par value $0.001 per share	IIPR-PB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2026 there were 27,571,349 shares of common stock outstanding.

INNOVATIVE INDUSTRIAL PROPERTIES, INC.
FORM 10-Q – QUARTERLY REPORT
September 30, 2026
TABLE OF CONTENTS
PART I
PART II

PART I
ITEM 1. FINANCIAL STATEMENTS
Innovative Industrial Properties, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
Assets	2026	2025
Real estate, at cost
Land	$141,289	$146,320
Buildings and improvements	2,191,688	2,269,597
Construction in progress	35,041	40,593
Total real estate, at cost	2,368,018	2,456,510
Less accumulated depreciation	(387,234)	(343,062)
Net real estate held for investment	1,980,784	2,113,448
Life science investments	417,416	152,665
Loans receivable	71,800	22,800
Cash and cash equivalents	142,352	47,597
Restricted cash	2,908	—
In-place lease intangible assets, net	3,727	6,366
Other assets, net	31,728	27,982
Total assets	$2,650,715	$2,370,858

Liabilities and stockholders’ equity
Liabilities
Notes due 2026, net	$—	$290,602
Exchangeable notes, net	389,749	—
Term loans, net	118,710	—
Revolving credit facilities	187,500	102,500
Accounts payable and accrued expenses	13,358	10,870
Dividends payable	56,314	54,913
Rent received in advance and tenant security deposits	41,525	50,307
Other liabilities	13,077	13,662
Total liabilities	820,233	522,854
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock, par value $0.001 per share, 75,000,000 shares authorized: 9.00% Series A cumulative redeemable preferred stock, liquidation preference of $25.00 per share, 5,666,082 and 2,019,525 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	128,995	47,780
Common stock, par value $0.001 per share, 100,000,000 shares authorized: 27,570,861 and 28,022,975 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	28	28
Additional paid-in capital	2,075,619	2,113,184
Dividends in excess of earnings	(374,160)	(312,988)
Total stockholders’ equity	1,830,482	1,848,004
Total liabilities and stockholders’ equity	$2,650,715	$2,370,858
See the accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental (including tenant reimbursements)	$64,743	$64,292	$196,553	$198,855
Other	177	393	678	443
Total revenues	64,920	64,685	197,231	199,298

Expenses
Property expenses	6,939	7,951	21,711	22,197
General and administrative expense	8,458	8,681	26,526	25,768
Depreciation and amortization expense	19,572	18,639	56,955	55,530
Impairment loss on real estate	567	—	567	3,527
Total expenses	35,536	35,271	105,759	107,022
Gain (loss) on sale of real estate, net	—	—	12,269	—
Income from operations	29,384	29,414	103,741	92,276
Interest and other income	14,331	4,416	31,414	7,599
Interest expense	(11,820)	(4,525)	(26,599)	(13,469)
Net income	31,895	29,305	108,556	86,406
Preferred stock dividends	(3,187)	(1,017)	(9,028)	(2,676)
Net income attributable to common stockholders	$28,708	$28,288	$99,528	$83,730
Net income attributable to common stockholders per share (Note 10)
Basic	$1.01	$0.99	$3.45	$2.91
Diluted	$0.99	$0.97	$3.38	$2.87
Weighted-average shares outstanding
Basic	27,356,738	27,912,881	27,928,270	28,036,179
Diluted	27,961,629	28,303,600	28,465,209	28,402,063
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2026
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	5,666,082	$128,995	27,571,349	$28	$2,072,317	$(349,741)	$1,851,599
Net income	—	—	—	—	—	31,895	31,895
Forfeiture of restricted stock, net of issuance	—	—	(488)	—	(9)	—	(9)
Preferred stock dividends	—	—	—	—	—	(3,187)	(3,187)
Common stock dividends	—	—	—	—	—	(53,127)	(53,127)
Stock-based compensation	—	—	—	—	3,311	—	3,311
Balances at end of period	5,666,082	$128,995	27,570,861	$28	$2,075,619	$(374,160)	$1,830,482

	Three Months Ended September 30, 2025
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	1,561,654	$36,843	28,017,520	$28	$2,107,963	$(264,428)	$1,880,406
Net income	—	—	—	—	—	29,305	29,305
Forfeiture of restricted stock, net of issuance	—	—	(324)	—	—	—	—
Issuance of preferred stock, net of issuance costs	246,028	5,900	—	—	—	—	5,900
Preferred stock dividends	—	—	—	—	—	(1,017)	(1,017)
Common stock dividends	—	—	—	—	—	(53,776)	(53,776)
Conversion of restricted stock units into common stock, net of forfeitures	—	—	5,779	—	(161)	—	(161)
Stock-based compensation					2,684		2,684
Balances at end of period	1,807,682	$42,743	28,022,975	$28	$2,110,486	$(289,916)	$1,863,341
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2026
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	2,019,525	$47,780	28,022,975	$28	$2,113,184	$(312,988)	$1,848,004
Net income	—	—	—	—	—	108,556	108,556
Issuance of restricted stock, net of forfeitures	—	—	139,298	—	(971)	—	(971)
Issuance of preferred stock, net of issuance costs	3,646,557	81,215	—	—	—	—	81,215
Issuance of common stock, net of issuance costs	—	—	859,497	1	44,030	—	44,031
Repurchase of common stock	—	—	(1,468,542)	(1)	(88,968)	—	(88,969)
Preferred stock dividends	—	—	—	—	—	(9,028)	(9,028)
Common stock dividends	—	—	—	—	—	(160,700)	(160,700)
Conversion of restricted stock units into common stock, net of forfeitures	—	—	17,633	—	(377)	—	(377)
Stock-based compensation	—	—	—	—	8,721	—	8,721
Balances at end of period	5,666,082	$128,995	27,570,861	$28	$2,075,619	$(374,160)	$1,830,482

	Nine Months Ended September 30, 2025
	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Dividends in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at beginning of period	1,002,673	$23,632	28,331,833	$28	$2,124,113	$(211,713)	$1,936,060
Net income	—	—	—	—	—	86,406	86,406
Issuance of restricted stock, net of forfeitures	—	—	56,901	—	(792)	—	(792)
Issuance of preferred stock, net of issuance costs	805,009	19,111	—	—	—	—	19,111
Repurchase of common stock	—	—	(371,538)	—	(20,108)	—	(20,108)
Preferred stock dividends	—	—	—	—	—	(2,676)	(2,676)
Common stock dividends	—	—	—	—	—	(162,022)	(162,022)
Conversion of restricted stock units into common stock, net of forfeitures	—	—	5,779	—	(161)	89	(72)
Stock-based compensation	—	—	—	—	7,434	—	7,434
Balances at end of period	1,807,682	$42,743	28,022,975	$28	$2,110,486	$(289,916)	$1,863,341
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$108,556	$86,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	56,955	55,530
Impairment loss on real estate	567	3,527
Loss (gain) on sale of real estate, net	(12,269)	—
Paid-in-kind dividends and interest income on life science investments	(5,083)	—
Stock-based compensation	8,721	7,434
Amortization of debt discount and issuance costs	3,402	1,431
Other non-cash adjustments	(3,520)	17
Changes in assets and liabilities
Other assets, net	(3,601)	(2,836)
Accounts payable, accrued expenses and other liabilities	5,454	2,753
Rent received in advance and tenant security deposits	(8,781)	(5,980)
Net cash provided by (used in) operating activities	150,401	148,282

Cash flows from investing activities
Investments in real estate	—	(7,857)
Investments in life science debt instruments	(108,520)	(100,235)
Investments in life science equity securities	(150,000)	(5,000)
Proceeds from sale of real estate assets	45,192	1,750
Funding of draws for improvements and construction	(6,039)	(20,976)
Purchases of short-term investments	—	(5,258)
Maturities of short-term investments	—	5,000
Net cash provided by (used in) investing activities	(219,367)	(132,576)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	44,031	—
Repurchase of common stock	(88,969)	(20,108)
Issuance of preferred stock, net of issuance costs	81,215	19,111
Proceeds from issuance of exchangeable notes	402,500	—
Proceeds from term loans	148,660	—
Principal payments on debt and term loans	(318,313)	(8,697)
Draws on revolving credit facilities	220,000	50,000
Repayments on revolving credit facilities	(135,000)	—
Payment of deferred financing costs	(17,820)	—
Dividends paid to common stockholders	(161,350)	(162,499)
Dividends paid to preferred stockholders	(6,977)	(2,223)
Taxes paid related to net share settlement of equity awards	(1,348)	(864)
Net cash provided by (used in) financing activities	166,629	(125,280)
Net increase (decrease) in cash, cash equivalents and restricted cash	97,663	(109,574)
Cash and cash equivalents, beginning of period	47,597	146,245
Cash, cash equivalents and restricted cash, end of period	$145,260	$36,671

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of interest capitalized	$17,535	$8,019
Supplemental disclosure of non-cash investing and financing activities
Accrual for current-period additions to real estate	$354	$3,541
Accrual for common and preferred stock dividends declared	56,314	54,793
See accompanying notes to the consolidated financial statements.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

1. Organization
As used herein, the terms “we”, “us”, “our” or the “Company” refer to Innovative Industrial Properties, Inc., a Maryland corporation, and any of our subsidiaries, including IIP Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership”).
We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized industrial properties and investments in the life science industry. We intend to pursue investments in debt and equity instruments related to life science properties and acquisitions of properties within the life science industry as a key component of our growth strategy. We may continue expanding our investment activities to include joint ventures, debt or mezzanine financing, preferred or joint venture equity interests, and interests in other real estate funds or REITs. Our properties are primarily leased to experienced, state-licensed operators for their regulated cannabis facilities. We have acquired and intend to continue to acquire our properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to primarily lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance. Outside of the cannabis sector, our leases may include different lease structures that do not require tenants to assume all property-related expenses.
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
Going Concern. As of September 30, 2026, management believes the substantial doubt about the Company's ability to continue as a going concern has been resolved. The going concern conditions that caused substantial doubt no longer exist as the Company repaid in full the $291.2 million principal amount of its Notes due 2026 upon their maturity in May 2026.
Significant Accounting Policies. The consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026, contain a discussion of significant accounting policies. There have been no material changes to our significant accounting policies other than as listed below.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
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
Restricted Cash. At September 30, 2026, restricted cash relates to interest payments and other reserves required by one of our term loans. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$142,352	$47,597
Restricted cash	2,908	—
Cash, cash equivalents and restricted cash	$145,260	$47,597
Concentration of Credit Risk.
Real Estate Investments
Tenant Concentration
As of September 30, 2026, we owned 108 properties located in 19 states and leased to 37 tenants. The ability of any of our tenants to honor the terms of their leases is dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates.
The following tables set forth the five tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2026 and 2025, including tenant reimbursements:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2026		September 30, 2025
	Number of Leases	Percentage of Rental Revenue	Number of Leases	Percentage of Rental Revenue
Ascend Wellness Holdings, Inc. ("Ascend")	4	13%	4	13%
Curaleaf Holdings, Inc. ("Curaleaf")	8	10%	8	9%
Green Thumb Industries, Inc. ("Green Thumb")	3	10%	3	9%
Trulieve Cannabis Corp. ("Trulieve")	6	9%	6	8%
Holistic Industries, Inc. ("Holistic")	4	8%	N/A	N/A
The Cannabist Company	N/A	N/A	21	8%

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2025
	Number of Leases	Percentage of Rental Revenue	Number of Leases	Percentage of Rental Revenue
Ascend	4	13%	4	12%
Green Thumb	3	10%	3	9%
Curaleaf	8	9%	8	8%
Trulieve	6	8%	6	8%
Cresco Labs Inc. ("Cresco")	5	7%	N/A	N/A
The Cannabist Company	N/A	N/A	21	8%
In each of the tables above, these leases include leases with affiliates of each entity, for which the entity has provided a corporate guaranty.
Asset Concentration
As of September 30, 2026 and December 31, 2025, our largest property was located in New York and accounted for 5.8% and 5.5% of our net real estate held for investment, respectively. No other properties accounted for more than 5% of our net real estate held for investment as of September 30, 2026 and December 31, 2025.
Financial Instruments
Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, notes and interest receivable, and investments in preferred stock and warrants. Our investments in IQHQ and its affiliates, together with our related unfunded lending commitment, represent a significant concentration of exposure to IQHQ. We monitor this exposure through ongoing credit assessments and portfolio monitoring. See Note 7 "Life Science Investments" for additional information.
We have deposited cash with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2026, we had cash accounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.
3. Common Stock
As of September 30, 2026, the Company was authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share, and there were 27,570,861 shares of common stock issued and outstanding.
We have entered into equity distribution agreements with six sales agents, pursuant to which we may offer and sell from time to time through an “at-the-market” offering program (the “ATM Program”), including on a forward basis, shares of our common stock and preferred stock, including the 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million. See Note 4 “Preferred Stock” for information regarding the sale of Series A Preferred Stock under the ATM Program.
During the nine months ended September 30, 2026, we sold 859,497 shares of common stock pursuant to the ATM Program for net proceeds of $44.0 million. No shares of common stock were sold pursuant to the ATM Program during the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.
In March 2025, our Board of Directors authorized a share repurchase program (the "Prior Share Repurchase Program") of up to $100.0 million of the Company’s common stock. In March 2026, the Board of Directors authorized a new share repurchase program (the "New Share Repurchase Program”) of up to $100.0 million of the Company's common stock. The New Share Repurchase Program replaces the Company's Prior Share Repurchase Program, which expired on March 17, 2026. The New Share Repurchase Program expires on March 4, 2027, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion. No shares were repurchased and retired during the three months ended September 30, 2026 or 2025. During the nine months ended September 30, 2026, we repurchased and retired 1,468,542 shares of common stock under the New Share Repurchase Program for $89.0 million, compared to 371,538 shares under the Prior Share Repurchase Program for $20.1 million during the nine months ended September 30, 2025.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
4. Preferred Stock
As of September 30, 2026, the Company was authorized to issue up to 75,000,000 shares of preferred stock and had a single class of preferred stock outstanding, the Series A Preferred Stock, par value $0.001 per share, and there were 5,666,082 shares issued and outstanding of Series A Preferred Stock. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding, the redemption date. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) or in connection with customary protective provisions.
No shares of our Series A Preferred Stock were sold pursuant to the ATM Program during the three months ended September 30, 2026, while 246,028 shares of our Series A Preferred Stock were sold pursuant to the ATM program for net proceeds of $5.9 million during the three months ended September 30, 2025. During the nine months ended September 30, 2026, we sold 3,646,557 shares of our Series A Preferred Stock pursuant to the ATM Program for net proceeds of $81.2 million, compared to 805,009 shares for net proceeds of $19.1 million during the nine months ended September 30, 2025.
In October 2026, the Company completed an offering of Series B Preferred Stock. See Note 15, "Subsequent Events" for additional information.
5. Dividends
The following table describes the dividends declared by the Company during the nine months ended September 30, 2026:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 13, 2026	Common stock	$1.9000	March 31, 2026	April 15, 2026	$54,446
March 13, 2026	Series A preferred stock	$0.5625	March 31, 2026	April 15, 2026	$2,654
June 15, 2026	Common stock	$1.9000	June 30, 2026	July 15, 2026	$53,127
June 15, 2026	Series A preferred stock	$0.5625	June 30, 2026	July 15, 2026	$3,187
September 15, 2026	Common stock	$1.9000	September 30, 2026	October 15, 2026	$53,127
September 15, 2026	Series A preferred stock	$0.5625	September 30, 2026	October 15, 2026	$3,187
6. Investments in Real Estate
Certain acquisitions of real estate did not satisfy the requirements for sale-leaseback accounting and therefore as of both September 30, 2026 and December 31, 2025, acquisitions of $16.8 million have been recognized as notes receivable and are included in other assets, net on our consolidated balance sheets.
During the three and nine months ended September 30, 2026, we recognized an impairment loss on real estate of $0.6 million relating to one of our properties in Michigan. No impairment losses were recognized during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we recognized an impairment loss on real estate of $3.5 million related to one of our properties in Palm Springs, California.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Acquired In-Place Lease Intangible Assets
In-place lease intangible assets and related accumulated amortization as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
In-place lease intangible assets	$6,243	$9,757
Accumulated amortization	(2,516)	(3,391)
In-place lease intangible assets, net	$3,727	$6,366
During the nine months ended September 30, 2026, the Company wrote off certain in-place lease intangible assets and related accumulated amortization in connection with the termination of the underlying leases.
Amortization of in-place lease intangible assets classified in depreciation and amortization expense in our consolidated statements of income was $1.8 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $0.8 million for the three and nine months ended September 30, 2025, respectively. The weighted-average remaining amortization period of the acquired in-place leases was 7.2 years. As of September 30, 2026, estimated future amortization expense related to acquired in-place lease intangible asset was $0.1 million for the remainder of 2026, $0.5 million annually for 2027 through 2030, and $1.5 million thereafter.
Lease Amendments, Terminations and New Leases
In January 2024, the lease modifications for two of our leases to extend the initial term of each lease changed the lease classification from operating lease to sales-type lease that did not satisfy all the criteria for recognition as a completed sale. Accordingly, we continue to recognize the underlying assets within net real estate held for investment and all lease payments received, as well as any future lease payments, will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met or the lease is terminated. In August 2026, one of these leases was modified, which among other changes, resulted in a change in lease classification to an operating lease. For the remaining lease, as of September 30, 2026, we have received lease payments of $2.4 million that have been included in other liabilities on our consolidated balance sheet. The underlying assets’ land and building and improvements had a gross carrying value of $2.3 million and $13.2 million, respectively, and accumulated depreciation of $2.1 million as of September 30, 2026.
During the three months ended September 30, 2026, we terminated 16 leases representing an aggregate of approximately 1.2 million square feet, including three leases representing approximately 467,000 square feet for which we concurrently entered into new leases with different tenants. In addition, we entered into new leases for three previously vacant properties representing approximately 137,000 square feet.
During the nine months ended September 30, 2026, we terminated 26 leases representing an aggregate of approximately 1.9 million square feet, including six leases representing approximately 785,000 square feet for which we concurrently entered into new leases with different tenants. In addition, we entered into new leases for five previously vacant properties representing approximately 208,000 square feet.
Capitalized Costs
During the nine months ended September 30, 2026, we capitalized costs of $4.1 million relating to improvements and construction activities at our properties.
Property Dispositions
In April 2025, we sold a property in Michigan for $9.0 million (excluding transaction costs) and provided a secured loan for $8.5 million to the buyer of the property. The loan matures on April 24, 2028 with an option to extend the maturity for twelve months, conditional on the payment of an extension fee. The loan is interest only and payments are payable monthly in advance. The transaction did not qualify for recognition as a completed sale under GAAP since not all of the criteria were met. Accordingly, we have not derecognized the assets transferred on our consolidated balance sheets. All consideration received, as well as any future payments, from the buyer will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until such time the criteria for recognition as a sale have been

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
met. As of September 30, 2026, we have received a total of $2.3 million for a loan origination fee and interest. In addition, as we have not met all of the held-for-sale criteria, land and building and improvements with a gross carrying value of $0.4 million and $9.6 million, respectively, and accumulated depreciation of $2.3 million as of September 30, 2026, remain on the consolidated balance sheet, and the buildings and improvements continue to be depreciated.
In May 2026, we sold a property in New York for a contractual sales price of $88.5 million and recognized a gain on sale of real estate of $16.7 million. At closing, the Company received $39.5 million in cash and provided a secured loan for $49.0 million to the buyer of the property (see Note 8 “Loans Receivable”). On October 2, 2026, we received $49.0 million in full repayment of the outstanding principal balance of the seller financing note. The repayment was made without a prepayment penalty, and we have no remaining principal outstanding under the note.
In addition, during the nine months ended September 30, 2026, we sold a property in Arizona and a property in Texas for total net proceeds of $5.7 million and recognized a total net loss of $4.4 million.
Future Contractual Minimum Rent
Future contractual minimum rent (including base rent and property management fees) to be received on our leases as of September 30, 2026 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2026 (three months ending December 31)	$56,463
2027	238,357
2028	245,428
2029	249,475
2030	245,477
Thereafter	1,904,593
Total	$2,939,793
Future contractual minimum rent includes payments to be received on one sales-type lease, which will be recognized as a deposit liability and will be included in other liabilities on our consolidated balance sheet until certain criteria are met.
7. Life Science Investments
The following table details the carrying value of our life science investments, (in thousands):

	September 30, 2026	December 31, 2025
IQHQ Preferred Stock	$187,412	$47,430
PIK dividend on IQHQ Preferred Stock	4,397	444
IQHQ Warrants	17,949	5,321
Forward contract for the purchase of IQHQ Preferred Stock	—	2,562
IQHQ Credit Facility	97,468	96,493
IQHQ Alewife Mezzanine Loan	108,677	—
PIK interest on IQHQ Credit Facility	1,513	415
Total	$417,416	$152,665
As of September 30, 2026 and December 31, 2025, there were no impairments or adjustments to the carrying value of the investments in the equity securities of IQHQ as a result of observable price changes and there were no allowances for credit losses with respect to our investment in the IQHQ Credit Facility or the IQHQ Alewife Mezzanine Loan.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
The following table details the interest and dividend income included within interest and other income on the consolidated statement of income related to our life science investments, (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
IQHQ Preferred Stock
Cash dividend	$4,306	$—	$7,906	$—
PIK dividend	2,153	—	3,953	—
IQHQ Credit Facility
Cash interest	3,059	—	9,043	—
PIK interest	382	—	1,130	—
Non-cash interest	316	—	941	—
IQHQ Alewife Mezzanine Loan
Cash interest	150	—	150	—
Non-cash interest	7	—	7	—
Total interest and dividend income on life science investments	$10,373	$—	$23,130	$—
IQHQ Preferred Stock
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
On September 30, 2025, the Company completed the initial purchase of an aggregate of 5,000 shares of IQHQ Preferred Stock for a total investment of $5.0 million. On October 31, 2025, the Company purchased an additional 45,000 shares of IQHQ Preferred Stock for $45.0 million. During the quarter ended June 30, 2026, the Company purchased an additional 120,000 shares of IQHQ Preferred Stock for $120.0 million, fulfilling its initial $170.0 million purchase commitment.
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

On September 25, 2026, the Company entered into another securities purchase agreement with IQHQ, pursuant to which the Company acquired an additional 30,000 shares of IQHQ Preferred Stock for $30.0 million, bringing its total investment to 200,000 shares for $200.0 million. The IQHQ Preferred Stock accrues cumulative dividends comprised of (i) a 10.0% annual cash dividend and (ii) a 5.0% paid-in-kind (“PIK”) dividend, with dividends payable quarterly in arrears. The PIK dividend rate increases by 1.25% on each of the fourth and fifth anniversaries of issuance. In the event of a failure by IQHQ to make required redemptions or cash dividend payments, the PIK dividend rate increases by an additional 5.0%, until the failure is cured, subject to a cap on the increase. The IQHQ Preferred Stock ranks senior to IQHQ's common equity and any junior securities, pari passu with its Series E Preferred Stock and other parity securities, and junior to its Series A and Series D-1 Preferred Stock with respect to dividends and liquidation preferences. The IQHQ Preferred Stock is not convertible and carries limited voting rights, except as required by law or with respect to charter amendments that are materially adverse to holder rights. The IQHQ Preferred Stock may be redeemed by IQHQ at any time at the greater of $1,560 per share or the then-current base amount and may also be subject to holder redemption upon a change of control or

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
sale transaction. In connection with the purchase of the IQHQ Preferred Stock, the Company also received warrants (the “IQHQ Warrants”) to purchase common equity units of IQHQ.
IQHQ Credit Facility
In connection with the initial closing under the Securities Purchase Agreement, on September 30, 2025, the Company became a lender under the IQHQ Credit Facility and fully funded its $100.0 million commitment. The IQHQ Credit Facility bears interest at a fixed annual rate of 13.5%, consisting of 12.0% payable in cash and 1.5% PIK, with interest payable quarterly. The IQHQ Credit Facility has an initial maturity on September 30, 2028, with a one-time extension option of up to 12 months, subject to the satisfaction of certain conditions and payment of a facility extension fee. All obligations under the IQHQ Credit Facility are unconditionally guaranteed by IQHQ and secured by a first priority pledge of a majority ownership interest in IQHQ Fenway Center, LLC ("IQHQ Fenway") held by an affiliate of IQHQ, which will be subordinate to construction financing obtained for vertical construction. The IQHQ Credit Facility includes customary representations, warranties, and covenants, as well as major decision rights requiring lender approval. IQHQ is required to prepay loans with proceeds from certain asset or equity sales and may voluntarily prepay or reduce commitments subject to specified conditions.
IQHQ Alewife Mezzanine Loan
On September 28, 2026 the Company entered into a $245.0 million commitment to IQHQ as a member of a lender syndicate under the Sixth Amendment to the Amended and Restated Mezzanine Loan Agreement (the “IQHQ Alewife Mezzanine Loan Agreement”) with an initial maturity date of February 9, 2028, extendable by an additional 12 months upon satisfaction or waiver of certain conditions set forth in the IQHQ Alewife Mezzanine Loan Agreement, including among others, payment of an extension fee. The IQHQ Alewife Mezzanine Loan Agreement provides for an increase of the maximum principal amount of the mezzanine loan (the “IQHQ Alewife Mezzanine Loan”) under the IQHQ Alewife Mezzanine Loan Agreement by $267.0 million, bringing the total maximum principal amount of the IQHQ Alewife Mezzanine Loan to $400.0 million, with the Company, through IIP Life Science Investments II LLC, a wholly owned subsidiary of the Operating Partnership providing up to $245.0 million and the existing mezzanine lender providing up to $22.0 million of the loan increase. The IQHQ Alewife Mezzanine Loan Agreement provides for a mezzanine construction loan facility to fund, among other things, the construction and development of Alewife Park, a master-planned, transit-oriented life science campus located on approximately 27 acres in West Cambridge, Massachusetts (the “Alewife Park Property”), including certain tenant improvement work, landlord work and campus amenity, outdoor and infrastructure work related to certain leases of premises at the Alewife Park Property.

As of September 30, 2026, the Company funded $111.0 million of the IQHQ Alewife Mezzanine Loan, which included $2.5 million of retained origination and underwriting fees resulting in a net cash funding of $108.5 million.

The IQHQ Alewife Mezzanine Loan is secured by a pledge of certain IQHQ subsidiaries' interests in the fee owner of the Alewife Park Property. The IQHQ Alewife Mezzanine Loan also has the benefit of a completion guaranty, an environmental guaranty and a guaranty of recourse obligations by IQHQ.
The IQHQ Alewife Mezzanine Loan bears interest at a rate per annum equal to the Applicable Rate (defined below), and interest is calculated by multiplying the daily interest rate based on the Applicable Rate, or the default rate if applicable, by the aggregate principal amount of all mezzanine loans related to the Alewife property and the senior mortgage loan, and then subtracting the amount of interest actually paid by IQHQ-Alewife on the senior mortgage loan for the applicable period and allocating the remainder pro rata between the IQHQ Alewife Mezzanine Loan and the other holders of mezzanine loans related to the Alewife property. The Applicable Rate is a per annum rate equal to the greater of (a) 14% per annum and (b) the applicable interest rate benchmark, which is initially the one-month Term Secured Overnight Financing Rate ("SOFR"), plus a spread of 9.0% per annum (the "Applicable Rate"). The Applicable Rate at September 30, 2026 was 14.0% as SOFR + 9.0% was lower than the 14.0% floor. Regular interest is payable monthly. The Company's expected yield is approximately 15.8% over the term of the loan, excluding fee and cost amortization.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
8. Loans Receivable
Seller Financed Note
In May 2026, we sold a property in New York for a contractual sales price of $88.5 million. At closing, the Company received $39.5 million in cash and provided a secured loan for $49.0 million to the buyer of the property (the "Seller Financed Note"). The Seller Financed Note is recorded at the amount of the loan outstanding and no allowance for credit losses has been recorded as of September 30, 2026. Interest income on the Seller Financed Note is recognized on an accrual basis and is included in interest and other income in our consolidated statements of income. On October 2, 2026, we received $49.0 million in full repayment of the outstanding principal balance of the seller financing note. See Note 15 "Subsequent Events" for additional details.
Construction Loan
In June 2021, we executed a secured construction loan agreement with a developer, pursuant to which we agreed to lend up to $23.0 million for the development of a regulated cannabis cultivation and processing facility in California (the "Construction Loan"). We have an option to purchase the property, and may execute a negotiated lease with an affiliate of the developer or with another third party, if we determine to exercise our purchase option. As of both September 30, 2026 and December 31, 2025, we had funded $22.8 million of the Construction Loan. The Construction Loan is recorded at the amount funded and no allowance for credit losses has been recorded as of September 30, 2026. Interest income on the Construction Loan is recognized on a cash basis and is included in interest and other income in our consolidated statements of income. The borrower exercised the option to extend the maturity date to December 31, 2026.
9. Debt
The following table details the gross principal amounts and total net carrying value of our debt instruments (in thousands):

	September 30, 2026	December 31, 2025
Exchangeable notes	$402,500	$—
Revolving credit facilities	187,500	102,500
Term loans	121,561	—
Notes due 2026	—	291,215
Total gross principal amount of debt instruments	711,561	393,715
Less: Unamortized debt issuance costs	(15,602)	(613)
Carrying value of debt instruments	$695,959	$393,102

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
The following table details the cash and non-cash interest expense included within interest expense on the consolidated statement of income related to our debt instruments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Exchangeable notes
Cash coupon	$6,038	$—	$7,044	$—
Amortization of issuance cost	1,086	—	1,230	—
Revolving credit facilities
Cash coupon	1,819	75	5,804	75
Amortization of issuance cost	227	117	658	349
Term loans
Cash coupon	2,495	—	4,150	—
Amortization of issuance cost	232	—	913	—
Notes due 2026
Cash coupon	—	$4,004	6,387	12,089
Amortization of issuance cost	—	368	601	1,082
Gross interest expense	11,897	4,564	26,787	13,595
Less: capitalized interest	(77)	(39)	(188)	(126)
Interest expense	$11,820	$4,525	$26,599	$13,469
Exchangeable Notes, net
On June 15, 2026, our Operating Partnership issued $402.5 million of 6.00% exchangeable senior notes due 2029 (the “Exchangeable Notes”) in a private offering, including the exercise in full of the initial purchasers' option to purchase additional notes. The Exchangeable Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and are exchangeable by the holder for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership's option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The initial exchange rate for the Exchangeable Notes is 14.4113 shares of our common stock per $1,000 principal amount of Exchangeable Notes and the initial exchange price is $69.39 per share of our common stock. The initial exchange rate and initial exchange price are subject to adjustment for customary anti-dilution provisions and certain other specified events. The exchange rate and exchange price remained unchanged as of September 30, 2026. The Exchangeable Notes bear interest at a rate of 6.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2026 until maturity on June 15, 2029. Our Operating Partnership does not have the right to redeem the Exchangeable Notes prior to maturity, but may be required to repurchase the Exchangeable Notes from holders under customary fundamental change events.
The Company incurred approximately $14.0 million of issuance costs in connection with the issuance of the Exchangeable Notes, inclusive of $2.5 million of additional advisory fees paid in the three months ended September 30, 2026 in connection with the original issuance. The amortization of the debt issuance costs is recognized as a non-cash component of interest expense over the term of the Exchangeable Notes. The effective interest rate, including the amortization of debt issuance costs, was 7.54%.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Term Loans, net
During the nine months ended September 30, 2026, the Company entered into several new term loan facilities with various lenders. These term loans are secured by, among other things, certain mortgages and security interests in the real and personal properties, certain assignments of leases and rents, and certain deposit accounts maintained with the lenders.
The following table summarizes the key terms, outstanding principal balances and carrying values of term loans outstanding as of September 30, 2026 (dollar amounts in thousands):

Term Loan	Closing Date	Original Principal	Principal Outstanding	Net Carrying Value	Interest Rate	Effective Interest Rate	Maturity Date	Payment type
Term Loan #1	Apr-26	$20,000	$19,854	$19,474	9.00%	10.18%	Apr-29	Principal and interest
Term Loan #2(1)	May-26	56,500	49,730	48,472	SOFR + 5%	9.84%	May-29	Interest only
Term Loan #3	May-26	44,860	44,692	43,759	6.67%	7.57%	Jun-31	Principal and interest
Term Loan #5	Jun-26	7,300	7,285	7,005	7.50%	8.51%	Jun-31	Principal and interest
Total		$128,660	$121,561	$118,710

(1)The loan has two, one-year extension options that may extend the maturity through May 2031. SOFR is subject to a floor of 3.75%. On August 5, 2026 we repaid $6.8 million of the loan, reducing the outstanding principal balance to $49.7 million as of September 30, 2026. The loan also requires the Company to maintain a minimum net worth of $120.0 million and liquid assets with a market value of at least $12.0 million. As of September 30, 2026, the Company was in compliance with these covenants.
The Company had no Term Loans outstanding as of December 31, 2025.
Revolving Credit Facilities
Revolving Credit Facility
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time, which was originally scheduled to mature on October 23, 2026. The Loan Agreement initially provided $50.0 million in aggregate commitments for secured revolving loans (the “Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of real properties owned by subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership that satisfy eligibility criteria set forth in the Loan Agreement. The obligations of the Operating Partnership under the Loan Agreement are guaranteed by the Company and the Subsidiary Guarantors, and are secured by certain assets of the Company. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of the prime rate and an applicable margin based on deposits with the participating bank(s) and a stipulated interest rate. At September 30, 2026, the interest rate was 9.0%. The Revolving Credit Facility is subject to an unused line of credit fee, calculated in accordance with the Loan Agreement. The Loan Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving loan commitments up to a specified amount. In November 2024, our Operating Partnership entered into an amendment to the Loan Agreement, pursuant to which the aggregate commitments under the Revolving Credit Facility were increased from $50.0 million to $87.5 million. As of September 30, 2026, the outstanding borrowings under the Revolving Credit Facility were $87.5 million. On October 21, 2026, our Operating Partnership entered into an amendment to the Loan Agreement, which extended the maturity date of the Revolving Credit Facility from October 23, 2026 to January 21, 2027. See Note 15 "Subsequent Events" for additional details.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
IIP Life Science Credit Facility
In October 2025, our Operating Partnership and IIP Life Science Investments LLC ("IIP Life Science") entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in the IQHQ Preferred Stock, the IQHQ Warrants, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month Secured Overnight Financing Rate ("SOFR"), as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.10%. As of September 30, 2026, the outstanding borrowings under our IIP Life Science Credit Facility were $100.0 million.
The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter. The Company was in compliance with those covenants as of September 30, 2026.
Notes due 2026, net
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
The Notes due 2026 matured on May 25, 2026 and were repaid in full.
The following table summarizes the contractual principal payments on our outstanding indebtedness as of September 30, 2026 (in thousands):

Year	Amount
2026 (three months ending December 31)	$87,798
2027	1,238
2028	101,321
2029	472,140
2030	1,036
Thereafter	48,028
Total	$711,561
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

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
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
Through September 30, 2026, all of the Company’s participating securities received dividends or dividend equivalents at an equal dividend rate per share or unit. As a result, distributions to participating securities for the three and nine months ended September 30, 2026 and 2025 have been included in net income attributable to common stockholders to calculate net income per basic and diluted share. The shares necessary to settle the Exchangeable Notes under the if-converted method were anti-dilutive for the three and nine months ended September 30, 2026 and were excluded in the computation of diluted earnings per share.
Computations of net income per basic and diluted share (in thousands, except share and per share data) were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026		2025
Net income	$31,895	$29,305	$108,556		$86,406
Preferred stock dividends	(3,187)	(1,017)	(9,028)		(2,676)
Distribution to participating securities	(1,148)	(741)	(3,281)		(2,246)
Net income attributable to common stockholders used to compute net income per share (basic and diluted)	$27,560	$27,547	$96,247		$81,484

Weighted-average common shares outstanding
Basic	27,356,738	27,912,881	27,928,270		28,036,179
Restricted stock and RSUs	604,891	390,719	536,939		365,884
Diluted	27,961,629	28,303,600	28,465,209	—	28,402,063
Net income attributable to common stockholders per share:
Basic	$1.01	$0.99	$3.45		$2.91
Diluted	$0.99	$0.97	$3.38		$2.87
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
Level 1—Unadjusted quoted prices for identical assets or liabilities in active markets accessible to the Company at the measurement date.
Level 2—Observable inputs for the asset or liability, whether observed directly or indirectly, excluding quoted prices classified within Level 1.
Level 3—Inputs that are unobservable for the asset or liability and reflect assumptions market participants would use in pricing it, including assumptions about risk.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on a recurring basis, together with their classifications within the fair-value hierarchy at September 30, 2026 and December 31, 2025 (in thousands):

	At September 30, 2026
	Carrying Value	Fair Value Hierarchy Level
		Level 1	Level 2	Level 3
Assets
IQHQ Credit Facility	$98,981	$—	$—	$98,981
IQHQ Alewife Mezzanine Loan	108,677	—	—	108,526
Seller Financed Note	49,000	—	—	49,000
Construction Loan	22,800	—	—	30,164
Notes receivable (1)	16,786	—	—	16,786
Total assets	$296,244	$—	$—	$303,457

Liabilities
Exchangeable Notes	$389,749	$—	$406,143	$—
Term Loans	118,710	—	—	118,710
Revolving Credit Facilities	187,500	—	187,500	—
Total liabilities	$695,959	$—	$593,643	$118,710

	At December 31, 2025
		Fair Value Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
Assets
IQHQ Credit Facility	$96,908	$—	$—	$96,908
Construction Loan	22,800	—	—	29,997
Notes receivable (1)	16,786	—	—	16,786
Total assets	$136,494	$—	$—	$143,691

Liabilities
Notes due 2026	$290,602	$—	$288,644	$—
Revolving Credit Facilities	102,500	—	102,500	—
Total liabilities	$393,102	$—	$391,144	$—

(1)Notes receivable relate to certain acquisitions of real estate which did not satisfy the requirements for sale-leaseback accounting (see Note 6 “Investments in Real Estate” for more information).
The IQHQ Credit Facility and IQHQ Alewife Mezzanine Loan are included in life science investments, the Seller Financed Note and the Construction Loan are included in loans receivable, and notes receivable are included in other assets, net on our consolidated balance sheets. The IQHQ Preferred Stock is excluded from fair value leveling due to the Company's election of the ASC 321 measurement alternative. Refer to Note 7 "Life Science Investments" for additional information.
The carrying amounts of cash equivalents, interest receivable, accounts payable, accrued expenses and other liabilities approximate their fair values.
The fair value of the IQHQ Credit Facility, IQHQ Alewife Mezzanine Loan, Seller Financed Note, Construction Loan, Term Loans and Revolving Credit Facilities were estimated based on discounted cash flow models with estimated market yields for instruments with similar terms and credit risk. The fair value of the Exchangeable Notes was estimated using third-party pricing based on observable market inputs.

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
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
A summary of the restricted stock activity under both the 2016 Plan and 2026 Plan (together the "Incentive Plans") and related information for the nine months ended September 30, 2026 is included in the table below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	109,591	$80.61
Granted	113,937	$49.85
Vested	(28,355)	$78.07
Forfeited(1)	(18,680)	$103.65
Balance at March 31, 2026	176,493	$58.72
Granted	44,529	$59.77
Vested	(6,291)	$57.23
Balance at June 30, 2026	214,731	$58.99
Granted	380	$56.83
Vested	(380)	$56.83
Forfeited(1)	(868)	$58.54
Balance at September 30, 2026	213,863	$58.99

(1)Shares that were forfeited to cover the employees’ tax withholding obligation upon vesting or upon employee's cessation of employment.
The remaining unrecognized compensation cost of $8.6 million for restricted stock awards is expected to be recognized over a weighted-average amortization period of 2.0 years as of September 30, 2026. The fair value of restricted stock that vested during the nine months ended September 30, 2026 was $2.7 million.
The following table summarizes our RSU activity for the nine months ended September 30, 2026. RSUs are issued as part of the Innovative Industrial Properties, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows a select group of management and our non-employee directors to defer receiving certain of their cash

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
and equity-based compensation. RSUs are subject to vesting conditions of the Deferred Compensation Plan and have the same economic rights as shares of restricted stock under the Incentive Plans:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	280,555	$104.19
Granted	87,366	$49.85
Vested and converted to common stock, net	(17,633)	$85.72
Forfeited(1)	(9,258)	$75.35
Balance at March 31, 2026	341,030	$92.01
Granted	49,404	$59.68
Balance at June 30, 2026 and September 30, 2026	390,434	$87.92

(1)Shares that were forfeited to cover employee's tax withholding obligation upon distribution from the Deferred Compensation Plan.
The remaining unrecognized compensation cost of $8.3 million for RSU awards is expected to be recognized over an amortization period of 1.9 years as of September 30, 2026.
13. Commitments and Contingencies
Improvement Allowances. As of September 30, 2026, we had $6.2 million of commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease.
IQHQ Alewife Mezzanine Loan Commitment. At September 30, 2026, gross principal outstanding on the IQHQ Alewife Mezzanine Loan was $111.0 million which included $2.5 million of retained origination and underwriting fees, aggregate cash disbursements were $108.5 million, and $134.0 million remained available under the commitment, subject to contractual funding conditions.
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
Litigation.
Class Action Lawsuits
On April 25, 2022, a federal securities class action lawsuit was filed against the Company and certain of its officers. The case was named Michael V. Mallozzi, individually and on behalf of others similarly situated v. Innovative Industrial Properties, Inc., Paul Smithers, Catherine Hastings and Andy Bui, Case No. 2-22-cv-02359, and was filed in the U.S. District Court for the District of New Jersey. On September 25, 2024, the district court dismissed the action with prejudice, and on October 15, 2025, the United States Court of Appeals for the Third Circuit affirmed the dismissal. On October 29, 2025, the appellant filed a petition for rehearing en banc, which was denied on November 13, 2025. Plaintiff did not file a petition for writ of certiorari with the U.S. Supreme Court. This action is concluded.
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

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 27, 2024, and December 19, 2024.
On June 23, 2025, a Consolidated Class Action Complaint was filed under the same Case Number, adding Catherine Hastings as a defendant, and asserting causes of action under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. According to the Consolidated Class Action Complaint, the plaintiff is seeking an undetermined amount of damages, interest, attorneys’ fees and costs and other relief on behalf of the putative classes of all persons who acquired shares of the Company’s common stock between February 26, 2024 and March 28, 2025. On August 22, 2025, defendants moved to dismiss the Consolidated Class Action Complaint, and on October 21, 2025, plaintiff responded with their opposition to defendants’ motion to dismiss. On November 20, 2025, defendants filed a reply in support of their motion to dismiss. On May 27, 2026, the district court granted defendants’ motion to dismiss the operative complaint without prejudice. On June 26, 2026, plaintiff filed its Second Amended Class Action Complaint. On August 10, 2026, defendants moved to dismiss the Second Amended Class Action Complaint, and on September 24, 2026, plaintiff filed its opposition to defendants’ motion to dismiss. On October 23, 2026, defendants filed a reply in further support of their motion to dismiss. The motion is fully briefed and remains pending.
It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants. We intend to defend the lawsuit vigorously. However, at this time, we cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements.
Derivative Action Lawsuits
Five derivative lawsuits were filed related to the Mallozzi federal securities class action discussed above. Four of those derivative actions, two filed in the Circuit Court for Baltimore City, Maryland and two filed in the United States District Court for the District of Maryland, were voluntarily dismissed in October 2025 and February 2026 and are concluded. The remaining derivative action related to the Mallozzi class action is described below.
On May 9, 2024, a fifth derivative action lawsuit was filed against the Company and certain of its officers and directors. The case was named Gary A Gedig, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Catherine Hastings, Ben Regin, Andy Bui, Tracy Hager, Alan Gold, Gary A. Kreitzer, Mary Curran, Scott Shoemaker, M.D., and David Stecher, and Innovative Industrial Properties, Inc., Civil No. C-24-CV-24-000130, and filed in the Circuit Court for Baltimore City, Maryland. Plaintiff and defendants in this action filed a Joint Stipulation to Stay the Proceedings, which was granted on July 30, 2024. On April 23, 2026, the defendants filed a motion to dismiss this derivative action. Plaintiff filed his opposition to the motion to dismiss on June 22, 2026, and defendants filed their reply in further support of the motion on July 22, 2026. This derivative action relates to the same allegations as those made in the Mallozzi class action, detailed above, and remains pending.
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

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
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
On October 6, 2026, a derivative action lawsuit was filed against the Company and certain of its current and former officers and directors in the Circuit Court for Baltimore County, Maryland. The case was named Shawn Thomas, derivatively on behalf of Innovative Industrial Properties, Inc. v. Paul Smithers, Alan Gold, Catherine Hastings, David Smith, Ben Regin, Scott Shoemaker, Mary Curran, David Stecher, Gary Kreitzer, and Innovative Industrial Properties, Inc., Case Number C-03-CV-26-004707. The plaintiff is seeking an undetermined amount of damages, reform of corporate governance and internal procedures, restitution and disgorgement, equitable and injunctive relief, and attorneys’ fees and costs. This derivative action relates to allegations substantially similar to those asserted in the Giraudon class action described above.
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

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
14. Segment Information
Our reportable segments consist of the following as of September 30, 2026:
•Cannabis Portfolio Segment, which primarily includes the acquisition, development and redevelopment, and leasing of real estate properties to regulated cannabis operators on a long-term triple-net basis.
•Life Science Portfolio Segment, which includes the investments in the IQHQ Credit Facility, IQHQ Alewife Mezzanine Loan, IQHQ Preferred Stock and IQHQ Warrants.
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
The segment net income, including significant segment expenses that are regularly reviewed by the CODM, for the three and nine months ended September 30, 2026 and 2025, and the total segment assets as of September 30, 2026 and December 31, 2025, are presented in the tables below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cannabis Portfolio Segment
Rental revenues (including tenant reimbursements)	$64,743	$64,292	$196,553	$198,855
Other revenues	177	393	678	443
Total reportable segment revenue	64,920	64,685	197,231	199,298
Property expenses	6,939	7,951	21,711	22,197
Depreciation and amortization expense	19,572	18,639	56,955	55,530
Impairment loss on real estate	567	—	567	3,527
Gain (loss) on sale of real estate, net	—	—	12,269	—
Interest and other income	2,595	3,675	4,466	5,045
Cannabis Portfolio Segment net income	40,437	41,770	134,733	123,089

Life Science Portfolio Segment
Interest and other income	10,373	—	24,388	—
Life Science Portfolio Segment net income	10,373	—	24,388	—

Total reportable segment net income	50,810	41,770	159,121	123,089

Unallocated
General and administrative expense	8,458	8,681	26,526	25,768
Interest and other income	1,363	741	2,560	2,554
Interest expense	(11,820)	(4,525)	(26,599)	(13,469)
Net income	31,895	29,305	108,556	86,406
Preferred stock dividends	(3,187)	(1,017)	(9,028)	(2,676)
Net income attributable to common stockholders	$28,708	$28,288	$99,528	$83,730

Innovative Industrial Properties, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Segment Total Assets	September 30, 2026	December 31, 2025
Cannabis Portfolio Segment	$2,085,136	$2,165,359
Life Science Portfolio Segment	417,416	152,665
Unallocated	148,163	52,834
Total	$2,650,715	$2,370,858
15. Subsequent Events
On October 2, 2026, we received $49.0 million in full repayment of the outstanding principal balance of the seller financing note. The note was originated in connection with our May 2026 sale of the property located in Perth, New York. The repayment was made without a prepayment penalty, and we have no remaining principal outstanding under the note.
On October 19, 2026, we completed an underwritten public offering of 2,167,500 shares of our 9.25% Series B Cumulative Redeemable Preferred Stock, which amount includes 167,500 shares issued pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $25.00 per share. The offering generated gross proceeds of approximately $54.2 million before deducting underwriting discounts and offering expenses.
On October 21, 2026, our Operating Partnership entered into an amendment to our Revolving Credit Facility, which extended the maturity date from October 23, 2026 to January 21, 2027. The amendment did not modify the aggregate commitments, interest rate, borrowing base or covenants under the Revolving Credit Facility.
In October 2026, we executed a new lease for our 270,000 square foot property in Saxton, Pennsylvania, contingent upon receipt of applicable cannabis license transfer approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market and regulatory conditions, our strategic direction, demographics, results of operations, plans and objectives are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: rates of default on leases for our assets; our ability to re-lease properties upon tenant defaults or lease terminations for the rent we currently receive, or at all; concentration of our portfolio of assets and limited number of tenants; the estimated growth in and evolving market dynamics of the regulated cannabis market; the demand for regulated cannabis cultivation and processing facilities; defaults on our investments in real estate-related assets, such as the IQHQ Credit Facility, IQHQ Alewife Mezzanine Loan and IQHQ Preferred Stock (each as defined in Note 7 to the consolidated financial statements); the concentration of our life science investments in IQHQ and its affiliates; our ability to fund our remaining unfunded commitments under the IQHQ Alewife Mezzanine Loan; our ability to identify, acquire, or profitably operate life science properties; market dynamics in the life science sector; decreased economic activity due to fluctuations in trade policies, tariffs, and related government actions; inflation dynamics; the impact of pandemics on us, our business, our tenants, or the economy generally; war and other hostilities, including the conflicts in Ukraine and Iran; our business and investment strategy; our projected operating results; actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; the timing, scope and impact of the April 2026 final order issued by the U.S. Department of Justice and the Drug Enforcement Administration ("DEA") regarding the federal scheduling status of certain marijuana activities, including the pending legal challenges to that order; availability of suitable investment opportunities in the regulated cannabis industry; our understanding of our competition and our potential tenants’ alternative financing sources; the expected medical-use or adult-use cannabis legalization in certain states; shifts in public opinion regarding regulated cannabis; the potential impact on us from litigation matters, including rising liability and insurance costs; the additional risks that may be associated with certain of our tenants cultivating, processing and/or dispensing adult-use cannabis in our facilities; the state of the U.S. economy generally or in specific geographic areas; economic trends and economic recoveries; our ability to access equity or debt capital; financing rates for our target assets; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our debt instruments, which may limit our flexibility and adversely affect our financial condition; our ability to maintain our investment grade credit rating; changes in the values of our assets; our expected portfolio of assets; our expected investments; interest rate mismatches between our assets and our borrowings used to fund such investments; changes in interest rates and the market value of our assets; the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; how and when any forward equity sales may settle; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940; availability of qualified personnel; and market trends in our industry, interest rates, real estate values, the securities markets or the general economy.
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
We are an internally-managed real estate investment trust (“REIT”) focused on the acquisition, ownership and management of specialized industrial properties and investments in the life science industry. Our properties are primarily leased to experienced, state-licensed operators for their regulated cannabis facilities. We have acquired and intend to continue to acquire our cannabis properties through sale-leaseback transactions and third-party purchases. We have leased and expect to continue to primarily lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, real estate taxes and insurance. Outside of the cannabis sector, our leases may include different lease structures that do not require tenants to assume all property-related expenses. We also have investments in the life science industry, consisting of preferred equity and debt investments in IQHQ and its affiliates, and intend to pursue acquisitions of properties within that sector as a key component of our growth strategy. We may continue expanding our investment activities to include joint ventures, debt or mezzanine financing, preferred or joint venture equity interests, and interests in other real estate funds or REITs.
We were incorporated in Maryland on June 15, 2016. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, 100% of the limited partnership interests in our Operating Partnership. As of September 30, 2026, we had 24 full-time employees.
As of September 30, 2026, we owned 108 properties comprising 8.4 million square feet (including 202,000 rentable square feet under development/redevelopment) in 19 states. As of September 30, 2026, we had invested $2.4 billion in the aggregate (consisting of purchase price and funding of draws for construction and improvements submitted by tenants, if any, but excluding transaction costs) and had committed an additional $6.2 million to fund draws to certain tenants and vendors for improvements at our properties, of which $1.0 million had been incurred but not funded as of September 30, 2026.
Of these 108 properties, we include 107 properties in our operating portfolio, which were 90.0% leased as of September 30, 2026, with a weighted-average remaining lease term of 10.8 years. We do not include in our operating portfolio the property in San Bernardino, California (which was under redevelopment as of September 30, 2026, and is expected to comprise 192,000 rentable square feet upon completion of redevelopment).

PharmaCann Inc. (“PharmaCann”) defaulted in March 2025 on its obligations to pay rent under nine of its eleven leases with us. In March 2026, PharmaCann surrendered the Illinois premises, the lease was terminated and the Company entered into a new lease with Grown Rogue. In April 2026, PharmaCann surrendered the Ohio premises, the lease was terminated and the Company entered into a new lease with Curaleaf. In August 2026, PharmaCann surrendered the New York premises, the applicable lease was terminated and the Company entered into a new lease with Grown Rogue. In September 2026, PharmaCann surrendered the two remaining Colorado premises and the Pennsylvania premises and the applicable leases were terminated. As of September 2026, the Company has terminated all leases with PharmaCann.
In March 2025, we initiated a strategic effort to improve long-term financial performance by repositioning a portion of our tenant base toward more financially viable, long-term operators. In connection with this effort, we declared certain tenants and their affiliates in default for failure to pay contractual rent in full, including 4Front Ventures Corp. (“4Front Ventures"), Gold Flora, LLC and Jupiter Holdings Inc. (formerly known as TILT Holdings Inc.) (“TILT”). We are actively pursuing our rights under these leases, which may include eviction proceedings.

In June 2025, 4Front Ventures filed for bankruptcy protection in Canada and for voluntary receivership in Massachusetts and Illinois. In August 2026, we terminated the lease with 4Front Ventures for our property located in Washington. As of September 30, 2026, we leased three properties to 4Front Ventures, representing approximately 7.1% of our annualized contractual rent as of September 30, 2026.

In January 2026, the leases with Gold Flora, LLC for the properties located in Desert Hot Springs and Palm Springs, California were terminated in connection with the receivership and concurrent with the lease terminations, we executed new leases with a new tenant for both properties.
TILT has continued to make partial rent payments under its leases with us since March of 2025. As of September 30, 2026, we leased two properties to TILT, representing approximately 3.2% of our annualized contractual rent, and TILT owed $8.6 million for base rent, property management fees, and estimated tax and insurance payments. We continue to monitor these developments and their potential impact on TILT's ability to satisfy its obligations under its leases with us.
During the quarter ended March 31, 2026, we also declared defaults under leases with two additional tenants, The Cannabist Company ("Cannabist") and Battle Green Holdings, Inc. ("Battle Green"), for failure to pay rent in full. Cannabist previously announced agreements to sell certain of its cannabis operations and assets in Ohio and Delaware, as well as a memorandum of understanding for the sale of additional operations located in Illinois, New Jersey, Colorado, Massachusetts, Maryland and West Virginia. In connection with these transactions, Cannabist and an affiliate announced their commencement of voluntary proceedings under the Companies’ Creditors Arrangement Act (Canada) and announced their intention to seek recognition of those proceedings under Chapter 15 of the U.S. Bankruptcy Code. In September 2026, the Company regained possession of 7 properties leased to Cannabist and terminated the related leases. As of September 30, 2026, we leased 12 properties to Cannabist and its affiliates, representing approximately 1.5% of our annualized contractual rent as of September 30, 2026. We continue to monitor these developments and their potential impact on Cannabist’s ability to satisfy its obligations under its leases with us.
On July 20, 2026, affiliates of SH Parent, Inc., together with SH Parent, Inc. as guarantor (collectively, “Parallel”), defaulted under two leases with us for properties located in Florida. In August 2026, we regained possession of these properties and terminated the related leases with Parallel.
In September 2026, we consented to the assignment of our only lease with Battle Green for one of our properties in Ohio. Concurrently, we amended the lease with the new tenant, an affiliate of Vireo Growth Inc. (“Vireo”) and Vireo guaranteed the tenant’s obligations under the lease. The new tenant did not assume Battle Green’s existing rent defaults under the lease.
We took several actions to strengthen our balance sheet and liquidity. In April 2026, we made early partial repayments at a discount totaling $9.1 million on the Notes due 2026, reducing the principal balance by $9.1 million from $291.2 million to $282.1 million. In May 2026, we repaid in full the $282.1 million outstanding principal balance of our Notes due 2026 at maturity. During the quarter ended June 30, 2026, certain of our subsidiaries entered into an aggregate of $148.7 million of new secured term loans with various lenders. In addition, on June 15, 2026, our Operating Partnership issued $402.5 million aggregate principal amount of 6.00% Exchangeable Notes, including the full exercise of the initial purchasers’ option to purchase additional notes. In October 2026, we completed an underwritten public offering of our 9.25% Series B Cumulative Redeemable Preferred Stock for gross proceeds of approximately $54.2 million, which we intend to use to fund all or a portion of our remaining unfunded commitment under the IQHQ Alewife Mezzanine Loan. See Note 7 “Life Science Investments" and Note 15 “Subsequent Events” in the notes to our consolidated financial statements; see “Liquidity and Capital Resources” below for further discussion of these financing activities.
On September 25, 2026, the Company entered into another securities purchase agreement with IQHQ, pursuant to which the Company acquired an additional 30,000 shares of IQHQ Preferred Stock for $30.0 million, bringing its total investment to 200,000 shares for $200.0 million. See Note 7 “Life Science Investments” in the notes to our consolidated financial statements for additional information.
On September 28, 2026 the Company entered into a $245.0 million commitment to IQHQ as a member of a lender syndicate under a mezzanine loan agreement. As of September 30, 2026, the Company funded $111.0 million of the loan commitment. In connection with the transaction, we entered into a co-lender agreement establishing the relative rights and priorities of the lenders and providing us with an option to purchase all or a portion of the existing mezzanine lender’s notes, representing up to approximately $155.0 million of maximum principal amount. We also obtained a right of first offer to purchase, finance or refinance the property, which becomes exercisable when our aggregate funding under the mezzanine loan equals or exceeds $155.0 million. See Note 7 “Life Science Investments” in the notes to our consolidated financial statements for additional information.

Factors Impacting Our Operating Results
Our results of operations are affected by a number of factors and depend on the rental revenues we receive from the properties that we acquire, dividend and interest income from our life science investments, the timing of lease expirations, general market conditions, the regulatory environment in the regulated cannabis industry, the regulatory and market conditions applicable to the life science industry, and the competitive environment for real estate assets supporting regulated cannabis operators and life science tenants.
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
Our tenants primarily operate in the regulated cannabis industry and continue to be affected by a combination of macroeconomic, industry-specific and regulatory factors. These include federal, state and local taxation burdens; competitive pressure from illicit, unlicensed cannabis operations; declines in unit pricing for regulated cannabis products; constrained access to capital; inflationary pressures; elevated interest rates; significant debt maturities; labor market constraints; supply chain disruptions; evolving trade policies; and broader U.S. consumer financial conditions. Market dynamics and regulatory frameworks vary by state and may influence tenant profitability and demand for regulated cannabis cultivation and production facilities. These conditions have already adversely affected the ability of certain tenants to meet their lease obligations and have had a material adverse effect on the Company’s financial condition, results of operations, and cash flows. If these challenges persist or worsen, additional tenants may default under their leases and we may be unable to re-lease affected properties on favorable terms, or at all. The extent and duration of these impacts depend on developments in the regulated cannabis markets in which we operate and remain subject to significant uncertainty. These tenant-related challenges are currently having a material adverse effect on the Company’s financial condition, results of operations, and cash flows. See “—Results of Operations—Comparison of the three and nine months ended September 30, 2026 and 2025—Rental Revenues” for more information. If these challenges persist or worsen, additional tenants may default under their leases and we may be unable to re-lease affected properties on favorable terms, or at all. The extent and duration of these impacts depend on developments in the regulated cannabis markets in which we operate and remain subject to significant uncertainty.
In April 2026, the U.S. Department of Justice (“DOJ”) and the DEA announced a final rule, effective April 28, 2026, that constitutes a final order placing in Schedule III under the Controlled Substances Act marijuana, marijuana extract and naturally derived delta-9-tetrahydrocannabinols only to the extent such substances are contained in FDA-approved marijuana drug products and certain state-licensed medical marijuana activities, while adult-use marijuana, synthetic tetrahydrocannabinols and unlicensed marijuana activities remain Schedule I. The final rule also establishes an expedited DEA registration process for entities holding state medical marijuana licenses that seek registration as marijuana manufacturers, distributors or dispensers, but registrations under that process do not authorize the manufacture, distribution, dispensing or use of marijuana or products containing marijuana for non-medical purposes. As a consequence of the rule, state licensees may no longer be subject to the deduction disallowance imposed by Section 280E of the Internal Revenue Code; however, the final rule also states that it does not constitute a determination regarding federal tax liability and that qualifying state licensees should consult tax counsel regarding the applicability of Section 280E to their specific circumstances. The U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) have announced that they plan to issue guidance addressing the federal tax consequences of the final order, including the application of Section 280E to businesses with multiple activities and a transition rule for the taxable year that includes the effective date of the final order, and the Treasury Department and IRS 2026–2027 Priority Guidance Plan lists guidance under Section 280E as a priority project without providing a completion deadline. No such guidance or retrospective tax relief has been issued to date.
Separately, the DEA convened an administrative hearing on the proposed broader rescheduling of marijuana from Schedule I to Schedule III. The hearing on the merits took place from June 29, 2026 through July 15, 2026, and the presiding administrative law judge directed participating parties to submit proposed transcript corrections and any post-hearing briefs by August 17, 2026. On September 29, 2026, the presiding administrative law judge stayed the proceeding while considering a motion by certain interested parties to admit into the record a U.S. Government Accountability Office (“GAO”) report and to permit supplemental briefing regarding that report. On October 22, 2026, the presiding administrative law judge admitted the GAO report into the record but denied the motion to reopen the hearing, stating that no further testimony is required concerning it, and instead permitted narrowly tailored supplemental briefs on the weight and impact of the report, with briefs due before the end of October 2026 and replies due before November 5, 2026. Additionally, petitions challenging the order have since been filed and consolidated before the D.C. Circuit Court of Appeals, and the D.C. Circuit Court’s decision on the motion to stay remains pending. As such, significant uncertainty remains regarding the implementation of the DEA registration pathway for state-licensed medical marijuana businesses, the treatment of operators with both qualifying medical marijuana activities and other cannabis activities, the content and timing of Treasury and IRS guidance, tenants’ ability to obtain and maintain DEA registration, and the ultimate outcome and timing of the broader marijuana rescheduling process. Accordingly, while we believe these developments represent a meaningful step forward for the industry and could improve operator economics, access to capital, and long-term growth, we continue to assess their impact on our tenants, properties, and business and cannot predict the effect on our financial condition, results of operations, or cash flows.
In addition to the regulated cannabis industry, we have investments and strategic objectives related to the life science industry. Conditions in the life science sector, including capital availability, interest rate trends, new supply, valuation levels, sector consolidation, leasing demand, construction and lease-up timelines, and refinancing conditions for life science development projects, may affect the performance of our life science investments, including our investments in IQHQ and any life science properties that we may acquire.
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
Significant Tenants and Concentrations of Risk
As of September 30, 2026, we owned 108 properties located in 19 states leased to 37 tenants. Many of our tenants are tenants at multiple properties. We seek to manage our portfolio-level risk through geographic diversification and by minimizing dependence on any single property or tenant. At September 30, 2026, our largest property was located in New York and accounted for 5.8% of our net real estate held for investment. No other properties accounted for more than 5% of our net real estate held for investment at September 30, 2026. See Note 2 “Concentration of Credit Risk” in the notes to our consolidated financial statements for further information regarding the tenants in our portfolio that represented the largest percentage of our total rental revenues for the three and nine months ended September 30, 2026.
Life Science Investment Concentration of Risk
In addition to our leased real estate portfolio, we have exposure to IQHQ through our $100.0 million investment in its corporate credit facility, our $111.0 million mezzanine loan related to Alewife Park and related unfunded $134.0 million commitment, and our $200.0 million investments in its Series G preferred stock and related warrants. Although these investments have different collateral, priority and recovery rights, they represent a concentration of exposure to IQHQ and its affiliates. Our ability to recover these investments and receive interest and dividends depends on, among other factors, IQHQ’s financial condition, property performance and ability to obtain financing or generate proceeds from asset sales.
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
Results of Operations
Investments in Real Estate
See Note 6 “Investments in Real Estate” in the notes to the consolidated financial statements for information regarding our investments in real estate activity and property portfolio activity during the three and nine months ended September 30, 2026.
Investments in Life Science
See Note 7 "Life Science Investments" in the notes to the consolidated financial statements for information regarding our life science investment activity during the three and nine months ended September 30, 2026.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table sets forth the results of our operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cannabis Portfolio Segment
Rental revenues (including tenant reimbursements)	$64,743	$64,292	$196,553	$198,855
Other revenues	177	393	678	443
Total reportable segment revenue	64,920	64,685	197,231	199,298
Property expenses	6,939	7,951	21,711	22,197
Depreciation and amortization expense	19,572	18,639	56,955	55,530
Impairment loss on real estate	567	—	567	3,527
Gain (loss) on sale of real estate, net	—	—	12,269	—
Interest and other income	2,595	3,675	4,466	5,045
Cannabis Portfolio Segment net income	40,437	41,770	134,733	123,089

Life Science Portfolio Segment
Interest and other income	10,373	—	24,388	—
Life Science Portfolio Segment net income	10,373	—	24,388	—

Total reportable segment net income	50,810	41,770	159,121	123,089

Unallocated
General and administrative expense	8,458	8,681	26,526	25,768
Interest and other income	1,363	741	2,560	2,554
Interest expense	(11,820)	(4,525)	(26,599)	(13,469)
Net income	31,895	29,305	108,556	86,406
Preferred stock dividends	(3,187)	(1,017)	(9,028)	(2,676)
Net income attributable to common stockholders	$28,708	$28,288	$99,528	$83,730
Cannabis Portfolio Segment
Rental revenues (including tenant reimbursements). Rental revenues for the three months ended September 30, 2026 increased by $0.5 million, or 0.7%, to $64.7 million, compared to $64.3 million for the three months ended September 30, 2025. The increase was primarily driven by annual rent escalations, the re-leasing of existing properties and revenue recognized from the application of security deposits at properties repossessed during the three months ended September 30, 2026, partially offset by lower rental revenues resulting from property sales, vacancies and lease terminations subsequent to the third quarter of 2025.
During the three months ended September 30, 2026, we applied $3.8 million of security deposits for properties leased to Cannabist and Parallel. During the three months ended September 30, 2025, we applied $0.8 million of security deposits for two properties leased to Verdant and a Sacramento tenant.
Rental revenues for the nine months ended September 30, 2026 decreased by $2.3 million, or 1.2%, to $196.6 million, compared to $198.9 million for the nine months ended September 30, 2025. The decrease was primarily driven by property sales, vacancies and lease terminations, partially offset by annual rent escalations, the re-leasing of existing properties and revenue recognized from the application of security deposits at properties repossessed during the nine months ended September 30, 2026.

For the nine months ended September 30, 2026, we applied $7.0 million of security deposits on properties leased to Battle Green, Cannabist and Parallel. For the nine months ended September 30, 2025, we applied $7.2 million of security deposits on properties leased to PharmaCann, Gold Flora, TILT, Sozo, Emerald Growth, Verdant and a Sacramento tenant.
Other revenues. Other revenues primarily consisted of interest revenue related to leases for property acquisitions that did not satisfy the requirements for sale-leaseback accounting. Other revenues for the three months ended September 30, 2026 decreased by $0.2 million, or 55%, to $0.2 million, compared to $0.4 million for the same period in 2025. Other revenues for the nine months ended September 30, 2026 increased by $0.2 million, or 53%, to $0.7 million, compared to $0.4 million for the nine months ended September 30, 2025. These changes reflected differences in amounts collected from tenants during the respective periods.
Property Expenses. Property expenses for the three months ended September 30, 2026 decreased by $1.0 million, or 13%, to $6.9 million, compared to $8.0 million for the same period in 2025, primarily due to lower property taxes, insurance and other property expenses. Property expenses for the nine months ended September 30, 2026 decreased by $0.5 million, or 2%, to $21.7 million, compared to $22.2 million for the nine months ended September 30, 2025, primarily due to lower insurance and other property expenses, partially offset by higher property taxes.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2026 increased by $0.9 million, or 5%, to $19.6 million, compared to $18.6 million for the three months ended September 30, 2025. Depreciation and amortization expense for the nine months ended September 30, 2026 increased by $1.4 million, or 3%, to $57.0 million, compared to $55.5 million for the nine months ended September 30, 2025. The increases were primarily due to the accelerated amortization of remaining in-place lease intangible asset balances upon the early termination of certain leases, partially offset by lower depreciation expense resulting from property sales.
Impairment Loss on Real Estate. We recognized an impairment loss on real estate of $0.6 million during the three and nine months ended September 30, 2026 related to one of our properties in Michigan. No such expense was recorded during the three months ended September 30, 2025. We recognized an impairment loss on real estate of $3.5 million during the nine months ended September 30, 2025 related to one of our properties in Palm Springs, California. The property was under contract to be sold for less than its carrying value and was subsequently sold in June 2025.
Gain (loss) on Sale of Real Estate, net. No gains or losses on sales of real estate were recognized during the three months ended September 30, 2026 or 2025. During the nine months ended September 30, 2026, we recognized a net gain on sales of real estate of $12.3 million, consisting of gains of $16.7 million and $0.5 million on the sales of properties in New York and Arizona, respectively, partially offset by a $4.9 million loss on the sale of a property in Texas. There were no gains or losses on the sale of real estate during the three or nine months ended September 30, 2025.
Interest and Other Income. Interest and other income for the three months ended September 30, 2026 decreased by $1.1 million, or 29%, to $2.6 million, compared to $3.7 million for the three months ended September 30, 2025. Interest and other income for the nine months ended September 30, 2026 decreased by $0.6 million, or 11%, to $4.5 million, compared to $5.0 million for the nine months ended September 30, 2025. The decreases primarily reflected $2.7 million of interest payments previously recorded as a deposit liability that were recognized as income upon termination of a seller-financed note in September 2025, together with decreases in interest income from the Construction Loan of $0.3 million and $0.5 million for the three and nine month periods, respectively. These decreases were partially offset by interest income of $1.9 million and $2.6 million recognized on the seller-financed note associated with the sale of a property in New York for the three and nine month periods, respectively.
Life Science Portfolio Segment
Interest and Other Income. Interest and other income for the three and nine months ended September 30, 2026 was $10.4 million and $24.4 million, respectively, and consisted of interest and dividend income earned on our investments in the IQHQ Credit Facility, IQHQ Alewife Mezzanine Loan and IQHQ Preferred Stock. We began making these life science investments in September 2025 and recognized an insignificant amount of interest and dividend income earned on our investments in the IQHQ Credit Facility and IQHQ Preferred Stock for the three and nine months ended September 30, 2025.

Unallocated Items
General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2026 decreased by $0.2 million to $8.5 million from $8.7 million for the three months ended September 30, 2025. The decrease was primarily due to lower compensation expense, reflecting lower bonus expense, partially offset by higher legal expenses related to various litigation matters.
General and administrative expenses for the nine months ended September 30, 2026 increased by $0.8 million to $26.5 million, compared to $25.8 million for the nine months ended September 30, 2025. The increase was primarily driven by higher legal expenses related to various litigation matters and higher non-capitalizable financing expenses. These increases were partially offset by lower compensation expense, primarily due to lower bonus expense, as well as lower consulting expenses.

Interest and Other Income. Interest and other income for the three months ended September 30, 2026 increased to $1.4 million from $0.7 million for the three months ended September 30, 2025. Interest and other income for the nine months ended September 30, 2026 and 2025 remained consistent at $2.6 million. Interest and other income is primarily affected by prevailing market interest rates and the balance of our interest-bearing investments.
Interest Expense. Interest expense for the three months ended September 30, 2026 increased by $7.3 million to $11.8 million from $4.5 million for the three months ended September 30, 2025. Interest expense for the nine months ended September 30, 2026 increased by $13.1 million to $26.6 million from $13.5 million for the nine months ended September 30, 2025. The increase was primarily due to interest expense recognized on the Exchangeable Notes and new term loans, partially offset by lower interest expense on the Notes due 2026 following their maturity in May 2026.
Preferred Stock Dividends. Preferred stock dividends for the three months ended September 30, 2026 increased by $2.2 million to $3.2 million from $1.0 million for the three months ended September 30, 2025. Preferred stock dividends for the nine months ended September 30, 2026 increased by $6.4 million to $9.0 million from $2.7 million for the nine months ended September 30, 2025. The increases were primarily due to the issuance of additional shares of Series A Preferred Stock subsequent to September 30, 2025.
Cash Flows
Comparison of the Nine Months Ended September 30, 2026 and 2025 (in thousands)

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$150,401	$148,282	$2,119
Net cash provided by (used in) investing activities	(219,367)	(132,576)	(86,791)
Net cash provided by (used in) financing activities	166,629	(125,280)	291,909
Ending cash, cash equivalents and restricted cash	145,260	36,671	108,589
Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2026 and 2025 were $150.4 million and $148.3 million, respectively. Net cash flows provided by operating activities were generally from contractual rent and tenant reimbursements from our properties, partially offset by our general and administrative expense, interest expense, property expenses in excess of tenant reimbursements and property expenses at properties that were not leased. For the nine months ended September 30, 2026 net cash flows provided by operating activities also included interest and dividend income earned on our investments in the IQHQ Credit Facility and IQHQ Preferred Stock. The increase in net cash flows provided by operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to interest and dividend income earned on our investments in the IQHQ Credit Facility and IQHQ Preferred Stock, partially offset by higher cash paid for interest expense.
Investing Activities
For the nine months ended September 30, 2026, net cash flows used in investing activities were $219.4 million, which consisted of $108.5 million of investments in life science debt instruments, $150.0 million of investments in life science preferred stock and $6.0 million in funding of draws for improvements and construction, partially offset by $45.2 million in proceeds from the sale of real estate assets.
For the nine months ended September 30, 2025, net cash flows used in investing activities were $132.6 million, of which $105.2 million was related to investments in life science financial instruments, $28.8 million was related to investments in real estate and funding of draws for improvements and construction funding at our properties, $0.3 million was related to net purchases and maturities of short-term investments, partially offset by $1.8 million in proceeds related to the sale of our Palm Springs, California property.
Financing Activities
Net cash provided by financing activities of $166.6 million during the nine months ended September 30, 2026 was driven by $533.3 million of net proceeds from the issuance of the Exchangeable Notes and term loans, net increase in borrowings under our revolving credit facilities of $85.0 million, $81.2 million of net proceeds from the issuance of Series A Preferred Stock, and $44.0 million of net proceeds from the issuance of common stock. These amounts were partially offset by dividend payments of $168.3 million to common and preferred stockholders, $89.0 million related to the repurchase of our common stock, principal repayments of $318.3 million on our term loans and Notes due 2026, and $1.3 million related to the net share settlement of equity awards to satisfy employee withholding taxes upon the vesting of restricted stock.
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
Liquidity and Capital Resources
Sources and Uses of Cash
Liquidity is a measure of our ability to meet potential cash requirements. Our principal future uses of cash and cash equivalents include the acquisition of additional properties and other investments, associated acquisition and improvement costs, non-reimbursed expenses associated with unleased properties, operating and administrative expenses, scheduled debt service and repayments, funding of our remaining commitment under the IQHQ Alewife Mezzanine Loan, and the payment of dividends to holders of our common stock and preferred stock, as well as any future series of preferred stock we may issue. As of September 30, 2026, we had cash and cash equivalents of $142.4 million.
We derive substantially all of our income from leasing our properties and interest and dividend income from our life science investments, collecting rental, interest and dividend income. These sources of income represent our primary source of liquidity to fund the acquisition of additional properties, the development and redevelopment of existing properties, dividends to our stockholders, repayment of borrowings and interest payments under our credit facilities, general and administrative expenses, property development and redevelopment activities, property operating expenses and other expenses incurred related to managing our existing portfolio and investing in additional properties. Because substantially all of our leases are triple net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. If a tenant defaults on one of our leases or the lease term expires with no tenant renewal, we would incur property costs not paid by the tenant during the time it takes to re-lease or sell the property.
We expect to meet our liquidity needs through a combination of rental income from our properties, interest and dividend income from our life science investments, cash and investments on hand, borrowings under our credit facilities, mortgage financing on certain of our properties, and access to capital markets, including potential note issuances, equity offerings (of both common stock and preferred stock), including under our ATM Program, or other financing arrangements. We believe that our cash and cash equivalents, cash flows from operations, available borrowing capacity under our credit facilities, and the net proceeds of our June 2026 offering of Exchangeable Notes and October 2026 offering of Series B Preferred Stock will be sufficient to fund our anticipated liquidity requirements, including our remaining unfunded commitment under the IQHQ Alewife Mezzanine Loan, scheduled debt service and dividends, for at least the next 12 months.

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
IQHQ Investments
We have made a long-term capital commitment to fund investments in IQHQ through purchases of the IQHQ Preferred Stock, IQHQ Credit Facility, and the IQHQ Alewife Mezzanine Loan. We have no remaining purchase commitments related to the IQHQ Preferred Stock and have $134.0 million of remaining unfunded commitments on the IQHQ Alewife Mezzanine Loan. These investments represent a strategic expansion of our portfolio and are expected to be funded over an extended period through a combination of available cash on hand, operating cash flows, our credit facilities, and potential future debt and equity financing activities.
In September 2025, IIP Life Science completed the initial closing of the Company’s investment in preferred equity of IQHQ pursuant to the Securities Purchase Agreement, acquiring 5,000 shares of IQHQ Preferred Stock and related warrants for an aggregate purchase price of $5.0 million. On October 31, 2025, the Company purchased an additional 45,000 shares of IQHQ Preferred Stock and related warrants for an aggregate purchase price of $45.0 million. During the three months ended June 30, 2026, the Company funded the remaining $120.0 million of its commitment to purchase shares of IQHQ Preferred Stock and related warrants. On September 25, 2026, the Company entered into another securities purchase agreement with IQHQ pursuant to which it acquired an additional 30,000 shares of IQHQ Preferred Stock and related warrants for an aggregate purchase price of $30.0 million, resulting in a total investment of 200,000 shares of IQHQ Preferred Stock and related warrants having an aggregate purchase price of $200.0 million.
In connection with the initial closing of our investment in IQHQ Preferred Stock, we also became a lender under the IQHQ Credit Facility and funded our $100.0 million loan commitment using available cash on hand and borrowings under our Revolving Credit Facility.
On September 28, 2026, the Company entered into the Sixth Amendment to the IQHQ Alewife Mezzanine Loan Agreement, under which it committed to fund up to $245.0 million. At closing, we funded approximately $111.0 million. As of September 30, 2026, approximately $134.0 million remained to be funded. Amounts available under the IQHQ Alewife Mezzanine Loan may be drawn by the borrower from time to time as construction and leasing activities progress. As a result, the timing of funding of our remaining commitment is not within our control. Future advances are subject to the satisfaction or waiver of specified conditions and are expected to be used primarily to fund debt service, fees and expenses, and tenant improvements, landlord work and campus infrastructure improvements associated with leases at the Alewife Park Property. Based on our current expectations, we anticipate funding the remaining commitment in full of approximately $134.0 million by the end of 2027.
Notes Due 2026
In May 2026, we repaid in full the remaining $282.1 million principal amount of our Notes due 2026, together with accrued interest, at maturity, following early partial repayments in April 2026 that reduced the outstanding principal by $9.1 million. As of September 30, 2026, no amounts remained outstanding on the Notes due 2026. See “—Overview” for additional information.
Exchangeable Notes
On June 15, 2026, our Operating Partnership issued $402.5 million of the Exchangeable Notes in a private offering, including the exercise in full of the initial purchasers' option to purchase additional notes. The Exchangeable Notes are senior unsecured obligations of our Operating Partnership, are fully and unconditionally guaranteed by us and are exchangeable for cash, shares of our common stock, or a combination of cash and shares of our common stock, at our Operating Partnership's option, at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. The initial exchange rate for the Exchangeable Notes is 14.4113 shares of our common stock per $1,000 principal amount of Exchangeable Notes and the initial exchange price is $69.39 per share of our common stock. The initial exchange rate and initial exchange price are subject to adjustment for customary anti-dilution provisions and certain other specified events. The Exchangeable Notes bear interest at a rate of 6.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2026 until maturity on June 15,

2029. Our Operating Partnership does not have the right to redeem the Exchangeable Notes prior to maturity, but may be required to repurchase the Exchangeable Notes from holders under certain circumstances.
We received net proceeds of approximately $388.5 million from the offering of Exchangeable Notes, after deducting the initial purchasers’ discounts and estimated offering expenses, reflecting the increased offering size resulting from the full exercise of the initial purchasers’ option. We used approximately $80.5 million of the net proceeds to fund the concurrent repurchase of 1,334,466 shares of our common stock from certain purchasers of the Exchangeable Notes in privately negotiated transactions, and intend to use the remaining net proceeds for working capital and general corporate purposes, which may include the repayment of indebtedness, including amounts outstanding under our credit facilities and the term loans described below, and funding investments consistent with our investment strategy.
Term Loans
During the quarter ended June 30, 2026, we entered into several new secured term loan facilities with various lenders for an aggregate principal amount of $148.7 million and received net proceeds of $144.8 million after deducting issuance costs. The proceeds from the term loans were primarily used to pay off the Notes due 2026 in May 2026. In June 2026, we fully repaid one of the term loans with an original principal amount of $20.0 million prior to maturity. The term loans are secured by, among other things, certain mortgages and security interests in the real and personal properties, certain assignments of leases and rents, and certain deposit accounts maintained with the lenders. The remaining term loans have maturities ranging from April 2029 to June 2031, have fixed interest rates ranging from 6.67% to 9.0% and one term loan has a variable interest rate at one-month SOFR, subject to a floor of 3.75%, plus 5.0%. One of our term loans requires us to maintain a minimum net worth of $120.0 million and liquid assets with a market value of at least $12.0 million. The Company was in compliance with these covenants as of September 30, 2026. See Note 9 "Debt - Term Loans" to our consolidated financial statements for more information.
Asset Dispositions
In May 2026, we sold a property in New York for a contractual sales price of $88.5 million and recognized a gain on sale of real estate of $16.7 million. At closing, the Company received $39.5 million in cash and provided a secured loan for $49.0 million to the buyer of the property. On October 2, 2026, we received $49.0 million in full repayment of the outstanding principal balance of the Seller Financed Note, which provides additional liquidity. See Note 8 “Loans Receivable” and Note 15 “Subsequent Events” in the notes to our consolidated financial statements.
ATM Program
We have an ATM Program, pursuant to which we may offer and sell from time to time, including on a forward basis, shares of our common stock and 9.00% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), up to an aggregate offering price of $500.0 million.
During the nine months ended September 30, 2026, pursuant to the ATM Program, we sold 3,646,557 shares of our Series A Preferred Stock for net proceeds of $81.2 million and 859,497 shares of common stock for net proceeds of $44.0 million. As of September 30, 2026, shares of the Company’s common stock and Series A Preferred Stock having an aggregate offering price of up to $336.9 million remain available for offer and sale pursuant to the ATM Program.
Series B Preferred Stock
On October 19, 2026, we completed an underwritten public offering of 2,167,500 shares of our 9.25% Series B Cumulative Redeemable Preferred Stock, including 167,500 shares issued pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $25.00 per share. The offering generated gross proceeds of $54.2 million before deducting underwriting discounts and offering expenses.
Credit Facilities
In October 2023, our Operating Partnership entered into a loan and security agreement (the “Loan Agreement”) with a federally regulated commercial bank, as lender and as agent for lenders that become party thereto from time to time. The Loan Agreement was scheduled to mature on October 23, 2026, and on October 21, 2026, was extended to January 21, 2027, and prior to the extension was most recently amended in November 2024 to increase aggregate commitments for secured revolving loans to $87.5 million (the “Revolving Credit Facility”). The Loan Agreement also allows the Operating Partnership, subject to the satisfaction of certain conditions, to request additional revolving incremental loan commitments up to a specified amount. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the greater of (i) the prime rate plus an applicable margin based on deposits with the participating bank(s) ranging from 0.5% to 2.05% and (ii) 9.0%. At September 30, 2026, the interest rate was 9.0%. The Loan Agreement is subject to certain liquidity and operating covenants, including a debt service coverage ratio covenant, defined as the ratio of (i) consolidated EBITDA to (ii) debt service costs and required to be not less than 2.0 to 1.0, measured as of the end of each fiscal quarter. The Loan Agreement also includes customary representations and warranties, affirmative and negative covenants and events of default. The Company was in compliance with these covenants as of September 30, 2026. As of September 30, 2026, the outstanding borrowings under the Revolving Credit Facility were $87.5 million.
In October 2025, our Operating Partnership and IIP Life Science entered into a loan agreement with a federally regulated commercial bank, as agent for the lenders that become party thereto from time to time (the “IIP Life Science Credit Facility”). Under the IIP Life Science Credit Facility, our Operating Partnership has a revolving line of credit available up to $100.0 million until the maturity date on October 3, 2028. The IIP Life Science Credit Facility includes an accordion feature under which the revolving line of credit may be increased up to an aggregate of $135.0 million, under certain conditions, including obtaining additional lender commitments. The availability of credit at any given time under the IIP Life Science Credit Facility is subject to, among other things, the amount of collateral available and a borrowing base formula based upon the value of eligible investments in certain securities and an eligible loan receivable. All obligations under the IIP Life Science Credit Facility are secured by substantial assets of the loan parties, including the Company’s investment through IIP Life Science in IQHQ Preferred Stock, the IQHQ Warrants, and the IQHQ Credit Facility. Borrowings under the IIP Life Science Credit Facility bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of (i) the one-month SOFR, as administered by CME Group Benchmark Administration, plus 2.0% and (ii) 6.10%. At September 30, 2026, the interest rate was 6.1%. The IIP Life Science Credit Facility contains a liquidity covenant and a debt service coverage ratio covenant, which requires that the ratio of the Company’s consolidated EBITDA to debt service costs not be less than 2.0 to 1.0, measured as of the end of each fiscal quarter. The Company was in compliance with these covenants as of September 30, 2026. As of September 30, 2026, the outstanding borrowings under our IIP Life Science Credit Facility were $100.0 million.
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
During the nine months ended September 30, 2026, we repurchased 1,468,542 shares of our common stock under the current share repurchase program for $89.0 million, including the shares repurchased in connection with our Exchangeable Notes. The current share repurchase program expires on March 4, 2027, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
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

The following table describes the dividends declared by the Company during the nine months ended September 30, 2026:

Declaration Date	Security Class	Amount Per Share	Record Date	Dividend Paid Date	Dividend Amount
					(In thousands)
March 13, 2026	Common stock	$1.9000	March 31, 2026	April 15, 2026	$54,446
March 13, 2026	Series A preferred stock	$0.5625	March 31, 2026	April 15, 2026	$2,654
June 15, 2026	Common stock	$1.9000	June 30, 2026	July 15, 2026	$53,127
June 15, 2026	Series A preferred stock	$0.5625	June 30, 2026	July 15, 2026	$3,187
September 15, 2026	Common stock	$1.9000	September 30, 2026	October 15, 2026	$53,127
September 15, 2026	Series A preferred stock	$0.5625	September 30, 2026	October 15, 2026	$3,187
Contractual Debt Obligations
The following table summarizes our contractual debt obligations as of September 30, 2026 (in thousands):

Payments Due by Year	Exchangeable Notes	Credit Facilities	Term Loans	Interest	Total
2026 (three months ending December 31)	$—	$87,500	$298	$16,571	$104,369
2027	—	—	1,238	40,063	41,301
2028	—	100,000	1,321	38,497	139,818
2029	402,500	—	69,640	17,937	490,077
2030	—	—	1,036	3,337	4,373
Thereafter	—	—	48,028	1,677	49,705
Total	$402,500	$187,500	$121,561	$118,082	$829,643
Additionally, as of September 30, 2026, we had $6.2 million outstanding in commitments related to improvement allowances, which generally may be requested by the tenants at any time up until a date that is near the expiration of the initial term of the applicable lease and approximately $134.0 million of unfunded commitments under the IQHQ Alewife Mezzanine Loan, the timing of which depends on draws by the borrower as construction and leasing activities progress. The commitments discussed in this paragraph are excluded from the table of contractual obligations above as there is no explicit time frame for incurring the obligations, which generally may be requested from time to time, subject to satisfaction of certain conditions.
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
For the purposes of calculating FFO, Normalized FFO and AFFO per diluted share, the dilutive impact of the Exchangeable Notes under the if-converted method is excluded as management believes the evaluation of operating performance based on actual diluted shares outstanding is more appropriate to facilitate consistent comparisons between reporting periods and reflects the actual shares that are entitled to common stock dividends each period. For the three and nine months ended September 30, 2026, the number of weighted-average potential shares necessary to settle the Exchangeable Notes under the if-converted method was 5,800,549 and 2,294,722, respectively and the cash interest expense relating to the Exchangeable Notes were $6.0 million and $7.0 million, respectively.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$28,708	$28,288	$99,528	$83,730
Real estate depreciation and amortization	19,572	18,639	56,955	55,530
Impairment loss on real estate	567	—	567	3,527
Loss (gain) on sale of real estate, net	—	—	(12,269)	—
FFO attributable to common stockholders	48,847	46,927	144,781	142,787
Litigation-related expense	784	604	3,966	1,423
Loss (gain) on partial repayment of notes due 2026	—	—	—	(32)
Income on seller-financed notes(1)	223	(2,375)	669	(1,058)
Deferred lease payments received on sales-type leases(2)	351	—	1,051	25
Transaction costs and other(3)	29	—	(434)	—
Normalized FFO attributable to common stockholders	50,234	45,156	150,033	143,145
Stock-based compensation	3,311	2,684	8,721	7,434
Non-cash interest expense	1,545	485	3,402	1,431
Non-cash accretion of life science investments	(336)	—	(1,005)	—
Above-market lease amortization	23	23	69	69
AFFO attributable to common stockholders	$54,777	$48,348	$161,220	$152,079
FFO per common share – diluted	$1.75	$1.66	$5.09	$5.03
Normalized FFO per common share – diluted	$1.80	$1.60	$5.27	$5.04
AFFO per common share – diluted	$1.96	$1.71	$5.66	$5.35
Weighted average common shares used for FFO, Normalized FFO, and AFFO:
Basic	27,356,738	27,912,881	27,928,270	28,036,179
Restricted stock and RSUs	604,891	390,719	536,939	365,884
Diluted	27,961,629	28,303,600	28,465,209	28,402,063

(1)Positive amounts reflect non-refundable cash payments received pursuant to seller-financed notes issued by us in connection with our disposition of certain properties. As the transactions did not qualify for recognition as completed sales under GAAP, the payments received are recorded as a deposit liability and included in other liabilities on our consolidated balance sheet. For both the three and nine months ended September 30, 2025, the negative amounts resulted from the recognition of $2.6 million of non-refundable cash payments received on one of the seller-financed notes as interest and other income in connection with the termination of the seller-financed note.
(2)Amounts reflect the non-refundable lease payments received on two sales-type leases which are recognized as deposit liabilities and are included in other liabilities in our consolidated balance sheets as the transactions did not qualify for recognition as completed sales.
(3)Amounts reflect other items that are considered to be infrequent and unusual in nature and/or not related to our core operations. For the nine months ended September 30, 2026, amount reflects certain financing costs that were not capitalizable and write-off of certain liabilities.
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
Interest Rate Risk
We are exposed to interest rate risk primarily through our variable-rate indebtedness, including amounts outstanding under our Revolving Credit Facility, our IIP Life Science Credit Facility, and one of our term loans. Borrowings under these credit facilities bear interest at variable rates based on the greater of prime rate or SOFR, as applicable, plus an applicable margin and stipulated rate, and one of our term loans bears interest at a rate per annum equal to the one-month SOFR, subject to a floor of 3.75%, plus 5.0%. As a result, increases in market interest rates may increase our borrowing costs and adversely affect our results of operations and cash flows.
Our Exchangeable Notes bear interest at a fixed rate of 6.0% per annum and are not directly exposed to changes in prevailing market interest rates. However, changes in market interest rates may affect the trading value of the Exchangeable Notes.
Our investments in IQHQ Preferred Stock and the IQHQ Credit Facility provide fixed cash and PIK returns and are not directly exposed to changes in prevailing market interest rates. However, to the extent these investments are funded with variable-rate indebtedness or other interest-sensitive capital sources, increases in interest rates may increase our cost of capital and reduce investment spreads. The IQHQ Alewife Mezzanine Loan bears interest at the greater of (a) 14% per annum and (b) the one-month SOFR plus a spread of 9.0% per annum. Interest is payable in cash and calculated by multiplying the daily interest rate by the aggregate principal amount of all mezzanine loans related to the Alewife property and the senior mortgage loan, and then subtracting the amount of interest actually paid by IQHQ-Alewife on the senior mortgage loan for the applicable period and allocating the remainder pro rata between the IQHQ Alewife Mezzanine Loan and the other holders of mezzanine loans related to the Alewife property.
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

therefore, if interest rates increase, our required payments on any amounts outstanding on our Revolving Credit Facility may also increase. Our IIP Life Science Credit Facility bears interest at a variable rate based on the greater of SOFR and an applicable margin and a stipulated interest rate; therefore, if interest rates increase our required payments on any amounts outstanding under our IIP Life Science Credit Facility may also increase. One of our term loans bears interest at a variable rate based on one-month SOFR, subject to a floor of 3.75%, plus 5.0% per annum; therefore, if interest rates increase, our required payments on amounts outstanding under one of our term loans may also increase. At September 30, 2026, a 1% change in interest rates on our variable-rate debt would change our annual interest expense by $2.4 million.
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
Our investment in the IQHQ Alewife Mezzanine Loan bears interest at the greater of (a) 14% per annum and (b) the one-month SOFR plus a spread of 9.0% per annum. Interest is payable in cash and calculated by multiplying the daily interest rate by the aggregate principal amount of all mezzanine loans related to the Alewife property and the senior mortgage loan, and then subtracting the amount of interest actually paid by IQHQ-Alewife on the senior mortgage loan for the applicable period and allocating the remainder pro rata between the IQHQ Alewife Mezzanine Loan and the other holders of mezzanine loans related to the Alewife property. Because one-month Term SOFR plus 9.0% is currently below the 14.0% floor, decreases in prevailing interest rates are not expected to reduce interest income on this investment, while increases in one-month Term SOFR above approximately 5.0% would increase our interest income. As of September 30, 2026, approximately $111.0 million of principal was outstanding under our portion of the IQHQ Alewife Mezzanine Loan. To the extent we fund future advances with variable-rate borrowings, rising interest rates may increase our cost of capital and reduce our investment spread.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision of the Audit Committee of the Board of Directors and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2026 (the end of the period covered by this Quarterly Report).
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Life Science Investments and Real Estate-Related Assets
Credit, structural and concentration risks related to our investment in the IQHQ Credit Facility, the IQHQ Preferred Stock and the IQHQ Alewife Mezzanine Loan may adversely affect our return on investment and financial condition.
Through IIP Life Science Investments LLC, a wholly owned subsidiary of our Operating Partnership, we became a member of a lender syndicate under the IQHQ Credit Facility through the funding of a $100.0 million loan to the operating partnership of IQHQ. Additionally, we increased our investment in IQHQ and its affiliates by providing a $245.0 million commitment under the IQHQ Alewife Mezzanine Loan.
The ability of IQHQ and its affiliates to meet their obligations under the IQHQ Credit Facility and the IQHQ Alewife Mezzanine Loan depends on numerous factors, including the performance of IQHQ’s real estate assets, prevailing market conditions in the life sciences and commercial real estate sectors, and the financial health of the respective borrowers and their affiliates. A deterioration in the financial condition of the respective borrowers or their affiliates could impair their ability to service the loan or meet other obligations under the IQHQ Credit Facility and IQHQ Alewife Mezzanine Loan Agreement in a timely manner.
There can be no assurance that we will recover the full value of our investments in the IQHQ Credit Facility or the IQHQ Alewife Mezzanine Loan. In the event of any default or restructuring, our ability to recover principal or interest could be delayed, reduced, or eliminated. The loan under the IQHQ Credit Facility is secured by a pledge of a majority ownership interest in IQHQ Fenway held by an affiliate of IQHQ, which pledge is subordinate to certain construction financing.
The IQHQ Alewife Mezzanine Loan is secured solely by pledges of the limited liability company interests in IQHQ-Alewife Member, LLC and in IQHQ-Alewife, LLC, the fee owner of the Alewife Park Property, and not by a mortgage on the Alewife Park Property. These pledged interests are structurally subordinate to the senior mortgage loan on the Alewife Park Property, so any recovery would be limited to the residual value of the property after repayment of that loan. In addition, we share the collateral on a pari passu basis with the existing mezzanine lender, an affiliate of which administers the loan, and we may not be able to control the timing or manner of enforcement.
The pledged collateral securing each of the IQHQ Credit Facility and the IQHQ Alewife Mezzanine Loan does not generate cash flow and is not expected to contribute to repayment of the related loan. A decline in the value of the pledged interests in the entities owning the Fenway Center project or of the Alewife Park Property could reduce the amount recoverable in the event of a default. Additionally, the value of the real estate underlying the collateral securing the IQHQ Credit Facility and the IQHQ Alewife Mezzanine Loan may be negatively impacted by market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to potential tenants, changes in supply and demand for competing properties in an area, the financial resources of potential tenants, changes in availability of debt financing that may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks and other unforeseen occurrences.

As of September 30, 2026, our aggregate funded investment in IQHQ and its affiliates was approximately $411.0 million. This consisted of $100.0 million under the IQHQ Credit Facility, approximately $111.0 million under the IQHQ Alewife Mezzanine Loan, and $200.0 million in IQHQ Preferred Stock and the IQHQ Warrants. In addition, approximately $134.0 million of our commitment under the IQHQ Alewife Mezzanine Loan remained unfunded, and the timing of those advances is not within our control. These investments represented approximately 16% of our total assets as of September 30, 2026, and they are a significant concentration of credit risk in a single privately held counterparty and its affiliates. The IQHQ Preferred Stock ranks junior to IQHQ's Series A and Series D‑1 Preferred Stock and, as an equity security, effectively junior to IQHQ's indebtedness. In addition, our investments in the IQHQ Preferred Stock, the IQHQ Warrants and the IQHQ Credit Facility secure our obligations under the IIP Life Science Credit Facility. As a result, a deterioration in the financial condition of IQHQ or its affiliates, or a default on any one of these investments, could adversely affect several of our investments at the same time. It could also adversely affect our liquidity and our ability to borrow under the IIP Life Science Credit Facility, and it could have a disproportionate adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.
Our investment through the IQHQ Credit Facility likely will not qualify as a “real estate asset” for our REIT asset test requirement that 75% of the value of our total assets be represented by real estate assets, cash, cash items and government securities. If such investment does not qualify as a “real estate asset,” then it cannot represent more than 5% of the value of our total assets under an additional REIT asset test. If the investment does not qualify as a “real estate asset,” any related interest income will not qualify as “good income” for our REIT income test that requires that we derive directly or indirectly at least 75% of our gross income, excluding gross income from prohibited transactions, from investments relating to real property or mortgages on real property, including “rents from real property.” While we presently believe we have adequate other qualifying real estate assets and income to meet these REIT asset and income test requirements, no assurances can be provided that these tests will be met in the future. If we fail the REIT asset test in any calendar quarter or we fail a REIT income test in any calendar year, and cannot avail ourselves of certain relief provisions, we would cease to qualify as a REIT.
We intend to treat the IQHQ Alewife Mezzanine Loan as a “real estate asset” for purposes of the REIT asset tests, and interest on the loan as qualifying income for purposes of the 75% gross income test, in reliance on the safe harbor set forth in IRS Revenue Procedure 2003-65. However, the Revenue Procedure does not prescribe rules of substantive tax law, and there can be no assurance that the IQHQ Alewife Mezzanine Loan will satisfy, or continue to satisfy, all of its requirements, including as a result of changes in the value of the Alewife Park Property or the composition of the fee owner’s assets. If the IQHQ Alewife Mezzanine Loan does not qualify for the safe harbor, the Internal Revenue Service could challenge its treatment as a real estate asset and the treatment of the related interest as qualifying income. Given the size of our investment, if such a challenge were sustained, we could fail to qualify as a REIT.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2026, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities
The following table provides information with respect to the number of shares of common stock repurchased by us for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Common Share	Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or dollar value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	$11,031
August 1, 2026 - August 31, 2026	—	—	—	11,031
September 1, 2026 - September 30, 2026	—	—	—	11,031
Total	—		—

(1)The Company’s common stock repurchases are made pursuant to the Company’s stock repurchase program, which was authorized by the Board of Directors in March 2026, to repurchase up to $100.0 million of the Company’s common stock. The timing, volume and nature of the repurchases will be at the discretion of management based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. There is no guarantee as to the number of shares that will be repurchased. Repurchases under the share repurchase program are expected to be funded from existing cash balances and proceeds from the sale of the Company’s Series A Preferred Stock under its at-the-market offering program. During the three months ended September 30, 2026, no shares were repurchased under the share repurchase program. The repurchase program expires on March 4, 2027, and may be extended, suspended, modified or discontinued at any time at the Company’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)
During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1*
Second Articles of Amendment and Restatement of Innovative Industrial Properties, Inc., as amended (including Articles Supplementary classifying Innovative Industrial Properties, Inc.’s 9.0% Series A Cumulative Redeemable Preferred Stock and 9.25% Series B Cumulative Redeemable Preferred Stock).

3.2	Third Amended and Restated Bylaws of Innovative Industrial Properties, Inc. (incorporated by Reference to Exhibit 3.1 to the Form 8-K filed by the Company on December 8, 2022).
10.1 **
Sixth Amendment to Amended and Restated Mezzanine Loan and Security Agreement, dated as of September 28, 2026, by and among IQHQ-Alewife Holdings, LLC, as borrower, NREF OP IV REIT SUB, LLC, as administrative agent, IIP Life Science Investments II LLC, as a lender, and NREF OP IV SUBHOLDCO, LLC, as a lender.

10.2 **
Amended and Restated Mezzanine Loan and Security Agreement, dated as of September 30, 2025, by and among IQHQ-Alewife Holdings, LLC, as borrower, NREF OP IV REIT SUB, LLC, as administrative agent, NREF OP IV SUBHOLDCO, LLC, as the initial lender, and the lenders from time to time party thereto (as amended through the Fifth Amendment to Amended and Restated Mezzanine Loan and Security Agreement, dated as of May 15, 2026). (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on October 1, 2026).

10.3 **
Co-Lender Agreement, dated as of September 28, 2026, by and among NREF OP IV REIT SUB, LLC, as administrative agent, NREF OP IV SUBHOLDCO, LLC, as the Initial A-1 Noteholder and Initial A-3 Noteholder, and IIP Life Science Investments II LLC, as the Initial A-2 Noteholder. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on October 1, 2026).

10.4 **
Side Letter Regarding Right of First Offer for Alewife Park, dated as of September 28, 2026, by and among IIP Life Science Investments II LLC, IQHQ, LP, IQHQ, Inc., IQHQ Holdings, LP, IQHQ-Alewife, LLC, IQHQ-Alewife Member, LLC, and IQHQ-Alewife Holdings, LLC. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on October 1, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Certain schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

Dated November 3, 2026